Form 10-Q
period 2014-03-31
Midstates Petroleum Company, Inc.
filed 2014-05-09
CIK 1533924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of our common stock at May 6, 2014 is shown below:

Class	Number of shares outstanding
Common stock, $0.01 par value	70,272,636

MIDSTATES PETROLEUM COMPANY, INC.

QUARTERLY REPORT ON

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2014

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

PART I - FINANCIAL INFORMATION

MIDSTATES PETROLEUM COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,648	$33,163
Accounts receivable:
Oil and gas sales	105,250	102,483
Joint interest billing	58,664	42,631
Other	1,150	1,090
Commodity derivative contracts	—	700
Deferred income taxes	7,869	11,837
Other current assets	4,378	693
Total current assets	191,959	192,597
PROPERTY AND EQUIPMENT:
Oil and gas properties, on the basis of full cost accounting	3,202,699	3,060,661
Other property and equipment	11,782	11,113
Less accumulated depreciation, depletion, amortization and impairment	(1,130,248)	(976,880)
Net property and equipment	2,084,233	2,094,894
OTHER ASSETS:
Commodity derivative contracts	827	19
Other noncurrent assets	52,993	54,597
Total other assets	53,820	54,616
TOTAL	$2,330,012	$2,342,107
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$24,799	$21,493
Accrued liabilities	268,063	204,381
Commodity derivative contracts	37,147	27,880
Total current liabilities	330,009	253,754
LONG-TERM LIABILITIES:
Asset retirement obligations	27,184	26,308
Commodity derivative contracts	2,355	3,651
Long-term debt	1,701,150	1,701,150
Deferred income taxes	9,053	15,291
Other long-term liabilities	2,491	1,954
Total long-term liabilities	1,742,233	1,748,354
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 49,675,000 shares authorized; no shares issued or outstanding	—	—
Series A mandatorily convertible preferred stock, $0.01 par value, $365,581 and $358,550 liquidation value at March 31, 2014 and December 31, 2013, respectively; 8% cumulative dividends; 325,000 shares issued and outstanding	3	3
Common stock, $0.01 par value, 300,000,000 shares authorized; 70,595,724 shares issued and 70,341,865 shares outstanding at March 31, 2014 and 68,925,745 shares issued and 68,807,043 shares outstanding at December 31, 2013	705	689
Treasury stock	(1,313)	(664)
Additional paid-in-capital	873,096	871,047
Retained deficit	(614,721)	(531,076)
Total stockholders’ equity	257,770	339,999
TOTAL	$2,330,012	$2,342,107

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIDSTATES PETROLEUM COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2014	2013
REVENUES:
Oil sales	$116,222	$72,218
Natural gas liquid sales	25,519	9,719
Natural gas sales	25,385	8,795
Losses on commodity derivative contracts — net	(22,673)	(20,124)
Other	209	414

Total revenues	144,662	71,022

EXPENSES:
Lease operating and workover	20,127	13,871
Gathering and transportation	2,855	—
Severance and other taxes	7,647	5,955
Asset retirement accretion	497	254
Depreciation, depletion, and amortization	66,901	41,976
Impairment in carrying value of oil and gas properties	86,471	—
General and administrative	11,684	11,026
Acquisition and transaction costs	128	—
Other	330	—

Total expenses	196,640	73,082

OPERATING LOSS	(51,978)	(2,060)

OTHER INCOME (EXPENSE)
Interest income	10	5
Interest expense — net of amounts capitalized	(33,947)	(10,867)

Total other income (expense)	(33,937)	(10,862)

LOSS BEFORE TAXES	(85,915)	(12,922)

Income tax benefit	2,270	4,973

NET LOSS	$(83,645)	$(7,949)

Preferred stock dividend	(2,620)	(4,117)
Participating securities - Series A Preferred Stock	—	—
Participating securities - Non-vested Restricted Stock	—	—

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(86,265)	$(12,066)

Basic and diluted net loss per share attributable to common shareholders	$(1.31)	$(0.18)
Basic and diluted weighted average number of common shares outstanding	65,987	65,634

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIDSTATES PETROLEUM COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Series A Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in-Capital	Retained Deficit/ Accumulated Loss	Total Stockholders’ Equity

Balance as of December 31, 2013	$3	$689	$(664)	$871,047	$(531,076)	$339,999
Share-based compensation	—	16	—	2,049	—	2,065
Acquisition of treasury stock	—	—	(649)	—	—	(649)
Net loss	—	—	—	—	(83,645)	(83,645)
Balance as of March 31, 2014	$3	$705	$(1,313)	$873,096	$(614,721)	$257,770

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIDSTATES PETROLEUM COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(83,645)	$(7,949)
Adjustments to reconcile net loss to net cash provided by operating activities:
Losses on commodity derivative contracts — net	22,673	20,124
Net cash paid for commodity derivative contracts not designated as hedging instruments	(14,810)	(5,004)
Asset retirement accretion	497	254
Depreciation, depletion, and amortization	66,901	41,976
Impairment in carrying value of oil and gas properties	86,471	—
Share-based compensation, net of amounts capitalized to oil and gas properties	1,541	1,244
Deferred income taxes	(2,270)	(4,973)
Amortization of deferred financing costs	2,386	984
Change in operating assets and liabilities:
Accounts receivable — oil and gas sales	(2,767)	(9,002)
Accounts receivable — JIB and other	(16,093)	(2,796)
Other current and noncurrent assets	(3,972)	(536)
Accounts payable	2,813	(925)
Accrued liabilities	37,170	28,847
Other	537	(41)

Net cash provided by operating activities	$97,432	$62,203

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(114,803)	(132,538)

Net cash used in investing activities	$(114,803)	$(132,538)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings	—	102,450
Deferred financing costs	(495)	(368)
Acquisition of treasury stock	(649)	—

Net cash (used in) provided by financing activities	$(1,144)	$102,082

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,515)	31,747

Cash and cash equivalents, beginning of period	$33,163	$18,878

Cash and cash equivalents, end of period	$14,648	$50,625

SUPPLEMENTAL INFORMATION:
Non-cash transactions — investments in property and equipment accrued - not paid	$134,000	$82,562
Cash paid for interest, net of capitalized interest of $4.6 million and $7.1 million, respectively	—	—

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

On May 31, 2013, the Company closed on the acquisition of producing properties and undeveloped acreage in the Anadarko Basin in Texas and Oklahoma from Panther Energy Company, LLC and its partners for approximately $618 million in cash (the “Anadarko Basin Acquisition”), before customary post-closing adjustments. The Company funded the purchase price with a portion of the net proceeds from the private placement of $700 million in aggregate principal amount of 9.25% senior unsecured notes due 2021, which also closed on May 31, 2013 (“2021 Senior Notes”).

On March 5, 2014, the Company executed a Purchase and Sale Agreement (“PSA”) to sell all of its ownership interest in developed and undeveloped acreage in the Pine Prairie field area of Evangeline Parish, Louisiana to a private buyer for a purchase price of $170 million in cash, subject to standard post-closing adjustments. The PSA has an effective date of November 1, 2013. Acreage subject to the transaction does not include acreage and production in the western part of Louisiana in Beauregard Parish or other undeveloped acreage held outside the Pine Prairie field. The sale closed on May 1, 2014. See Note 13.

The Company has oil and gas operations and properties in Louisiana, Oklahoma, Texas and Kansas. At March 31, 2014, the Company operated oil and natural gas properties as one reportable segment engaged in the exploration, development and production of oil, natural gas liquids and natural gas. The Company’s management evaluated performance based on one reportable segment as there were not significantly different economic or operational environments within its oil and natural gas properties.

2. Summary of Significant Accounting Policies

Basis of Presentation

These interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 24, 2014.

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

Recent Accounting Pronouncements

The Company reviewed recently issued accounting pronouncements that became effective during the three months ended March 31, 2014, and determined that none would have a material impact on the Company’s condensed consolidated financial statements.

3. Fair Value Measurements of Financial Instruments

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Derivative Instruments

Commodity derivative contracts reflected in the condensed consolidated balance sheets are recorded at estimated fair value. At March 31, 2014 and December 31, 2013, all of the Company’s commodity derivative contracts were with seven bank counterparties, and were classified as Level 2 in the fair value input hierarchy.

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

	Fair Value Measurements at March 31, 2014
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets:
Commodity derivative NGL swaps	$—	$391	$—	$391
Commodity derivative gas swaps	—	827	—	827
Commodity derivative oil collars	—	4	—	4
Commodity derivative gas collars	—	261	—	261
Commodity derivative differential swaps	—	746	—	746
Total assets	$—	$2,229	$—	$2,229
Liabilities:
Commodity derivative oil swaps	$—	$35,022	$—	$35,022
Commodity derivative NGL swaps	—	75	—	75
Commodity derivative gas swaps	—	5,391	—	5,391
Commodity derivative oil collars	—	352	—	352
Commodity derivative gas collars	—	64	—	64
Total liabilities	$—	$40,904	$—	$40,904

	Fair Value Measurements at December 31, 2013
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets:
Commodity derivative NGL swaps	$—	$469	$—	$469
Commodity derivative gas swaps	—	488	—	488
Commodity derivative oil collars	—	64	—	64
Commodity derivative gas collars	—	751	—	751
Commodity derivative differential swaps	—	806	—	806
Total assets	$—	$2,578	$—	$2,578
Liabilities:
Commodity derivative oil swaps	$—	$32,209	$—	$32,209
Commodity derivative NGL swaps	—	74	—	74
Commodity derivative gas swaps	—	809	—	809
Commodity derivative oil collars	—	272	—	272
Commodity derivative gas collars	—	26	—	26
Total liabilities	$—	$33,390	$—	$33,390

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

Inherent in the Company’s portfolio of commodity derivative contracts are certain business risks, including market risk and credit risk. Market risk is the risk that the price of the commodity will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the Company’s counterparty to a contract. The Company does not require collateral from its counterparties but does attempt to minimize its credit risk associated with derivative instruments by entering into derivative instruments only with counterparties that are large financial institutions, which management believes present minimal credit risk. In addition, to mitigate its risk of loss due to default, the Company has entered into agreements with its counterparties on its derivative instruments that allow the Company to offset its asset position with its liability position in the event of default by the counterparty. Due to the netting arrangements, had the Company’s counterparties failed to perform under existing commodity derivative contracts, the maximum loss at March 31, 2014 would have been approximately $0.8 million.

Commodity Derivative Contracts

As of March 31, 2014, the Company had the following open commodity derivative contract positions:

	Hedged	Weighted-Average
	Volume	Fixed Price
Oil (Bbls):
WTI Swaps — 2014	3,274,950			$88.85
WTI Swaps — 2015	1,820,000			$86.55

WTI Collars — 2014	123,000	$88.27	-	$97.91

WTI to LLS Basis Differential Swaps — 2014 (1)	366,000			$5.35

NGL (Bbls):
NGL Swaps — 2014	81,000			$61.86

Natural Gas (MMBtu):
Swaps — 2014 (2)	13,475,000			$4.17
Swaps — 2015	18,250,000			$4.13

Collars — 2014 (3)	1,188,003	$3.96	-	$5.06

(1)         The Company enters into swap arrangements intended to fix the differential between the Louisiana Light Sweet (“LLS”) pricing and the West Texas Intermediate (“NYMEX WTI”) pricing.

(2)         Includes 1,470,000 MMBtus in natural gas swaps that priced during the period, but had not cash settled as of March 31, 2014.

(3)         Includes 64,667 MMBtus that priced during the period, but had not cash settled as of March 31, 2014.

Balance Sheet Presentation

The following table summarizes the gross fair values of derivative instruments by the appropriate balance sheet classification, even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the Company’s unaudited condensed consolidated balance sheets at March 31, 2014 and December 31, 2013, respectively (in thousands):

Type	Balance Sheet Location (1)	March 31, 2014	December 31, 2013
Oil Swaps	Derivative financial instruments — Current Liabilities	$(32,667)	$(28,871)
Oil Swaps	Derivative financial instruments — Non-Current Liabilities	(2,355)	(3,338)
NGL Swaps	Derivative financial instruments — Current Assets	391	469
NGL Swaps	Derivative financial instruments — Current Liabilities	(75)	(74)
Gas Swaps	Derivative financial instruments — Current Assets	—	469
Gas Swaps	Derivative financial instruments — Non-Current Assets	827	19
Gas Swaps	Derivative financial instruments — Current Liabilities	(5,391)	(496)
Gas Swaps	Derivative financial instruments — Non-Current Liabilities	—	(313)
Oil Collars	Derivative financial instruments — Current Assets	4	64
Oil Collars	Derivative financial instruments — Current Liabilities	(352)	(272)
Gas Collars	Derivative financial instruments — Current Assets	261	751
Gas Collars	Derivative financial instruments — Current Liabilities	(64)	(26)
Basis Differential Swaps	Derivative financial instruments — Current Assets	746	806
Total derivative fair value at period end		$(38,675)	$(30,812)

(1)          The fair values of commodity derivative instruments reported in the Company’s condensed consolidated balance sheets are subject to netting arrangements and qualify for net presentation. The following table summarizes the location and fair value amounts of all derivative instruments in the unaudited condensed consolidated balance sheets, as well as the gross recognized derivative assets, liabilities and amounts offset in the unaudited condensed consolidated balance sheets at March 31, 2014 and December 31, 2013, respectively (in thousands):

		March 31, 2014
Not Designated as ASC 815 Hedges:	Balance Sheet Classification	Gross Recognized Assets/ Liabilities	Gross Amounts Offset	Net Recognized Fair Value Assets/ Liabilities
Derivative assets:
Commodity contracts	Derivative financial instruments - current	$1,402	$1,402	$—
Commodity contracts	Derivative financial instruments - noncurrent	827	—	827
		$2,229	$1,402	$827
Derivative liabilities:
Commodity contracts	Derivative financial instruments - current	$38,549	$1,402	$37,147
Commodity contracts	Derivative financial instruments - noncurrent	2,355	—	2,355
		$40,904	$1,402	$39,502

		December 31, 2013
Not Designated as ASC 815 Hedges:	Balance Sheet Classification	Gross Recognized Assets/ Liabilities	Gross Amounts Offset	Net Recognized Fair Value Assets/ Liabilities
Derivative assets:
Commodity contracts	Derivative financial instruments - current	$2,559	$1,859	$700
Commodity contracts	Derivative financial instruments - noncurrent	19	—	19
		$2,578	$1,859	$719
Derivative liabilities:
Commodity contracts	Derivative financial instruments - current	$29,739	$1,859	$27,880
Commodity contracts	Derivative financial instruments - noncurrent	3,651	—	3,651
		$33,390	$1,859	$31,531

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

The following table presents realized net losses and unrealized net (losses) gains recorded by the Company related to the change in fair value of the derivative instruments in “Losses on commodity derivative contracts — net” for the periods presented:

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Realized net losses	$(14,810)	$(5,004)
Unrealized net losses	(7,863)	(15,120)

5. Property and Equipment

	March 31, 2014	December 31, 2013
	(in thousands)
Oil and gas properties, on the basis of full cost accounting:
Proved properties	$3,017,064	$2,817,062
Unevaluated properties	185,635	243,599
Other property and equipment	11,782	11,113
Less accumulated depreciation, depletion, amortization and impairment	(1,130,248)	(976,880)
Net property and equipment	$2,084,233	$2,094,894

Oil and Gas Properties

For the three months ended March 31, 2014 and 2013, the Company capitalized $3.1 million and $1.5 million, respectively, of internal costs directly related to exploration and development activities to oil and gas properties. Note that these amounts are inclusive of $0.5 million and $0.2 million of qualifying share-based compensation expense for the three months ended March 31, 2014 and 2013, respectively.

The Company accounts for its oil and gas properties under the full cost method. Under the full cost method, proceeds from the sale or disposition of oil and gas properties are accounted for as a reduction to capitalized costs unless a significant portion of the Company’s reserve quantities are sold such that it results in a significant alteration of the relationship between capitalized costs and remaining proved reserves, in which case a gain or loss is generally recognized in income.

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

At March 31, 2014 capitalized costs exceeded the ceiling and an impairment of oil and gas properties of $83.5 million, after tax, was recorded. At March 31, 2013, capitalized costs did not exceed the ceiling, and an impairment to oil and gas properties was not required.

Depreciation, depletion and amortization is calculated using the Units of Production Method (“UOP”).  The UOP calculation multiplies the percentage of estimated proved reserves produced by the cost of those reserves. The result is to recognize expense at the same pace that the reservoirs are estimated to be depleting. The amortization base in the UOP calculation includes the sum of proved property costs net of accumulated depreciation, depletion and amortization (“DD&A”), estimated future development costs (future costs to access and develop proved reserves) and asset retirement costs that are not already included in oil and gas property, less related salvage value.  The following table presents depletion expense related to oil and gas properties for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Depletion expense (in thousands)	$66,204	$41,589
Depletion expense (per Boe)	$25.37	$28.51

Oil and gas unevaluated properties and properties under development include costs that are not being depleted or amortized. These costs represent investments in unproved properties. The Company excludes these costs until proved reserves are found, until it is determined that the costs are impaired or until major development projects are placed in service, at which time the costs are moved into oil and natural gas properties subject to amortization. All unproved property costs are reviewed at least quarterly to determine if impairment has occurred. Unevaluated property was $185.6 million at March 31, 2014 compared to $243.6 million at December 31, 2013, decreasing primarily due to transfers of approximately $21.4 million and $38.1 million related to the Mississippian Lime and Anadarko Basin areas, respectively.

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

The transaction was accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The final determination of fair value for certain assets and liabilities remains preliminary and will be completed after post-closing purchase price adjustments are finalized, but no later than one year from the acquisition date.

Since December 31, 2013 the Company has recorded adjustments to the purchase price to reduce the amounts allocated to proved and unproved properties by $0.4 million and $0.1 million, respectively. The following table reflects the adjusted allocation as of March 31, 2014 (in thousands):

Anadarko Basin Acquisition
Oil and gas properties
Proved	$417,898
Unevaluated	207,683
Total assets acquired	$625,581

Asset retirement obligations	6,296
Total liabilities assumed	$6,296

Net assets acquired	$619,285

Actual and Pro Forma Information

Revenues attributable to the Anadarko Basin Acquisition included in the Company’s unaudited condensed consolidated statements of operations for the three months ended March 31, 2014 were $50.7 million.

The following table presents unaudited pro forma information for the Company as if the Anadarko Basin Acquisition occurred on January 1, 2013 (in thousands, other than per share amounts):

For the Three Months Ended March 31,
2013

Revenues and other	$112,861
Net loss	(11,524)
Preferred stock dividends	(4,117)
Loss attributable to common shareholders	$(15,641)
Net loss per common share - basic and diluted	$(0.24)

The historical financial information was adjusted to give effect to the pro forma events that were directly attributable to the Anadarko Basin Acquisition and are factually supportable. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the acquisition been completed on January 1, 2013.

In addition, the unaudited pro forma consolidated results do not purport to project the future results of operations for the combined Company.

Pine Prairie Disposition

On March 5, 2014, the Company executed a Purchase and Sale Agreement (“PSA”) to sell all of its ownership interest in developed and undeveloped acreage in the Pine Prairie field area of Evangeline Parish, Louisiana to a private buyer for a purchase price of $170 million in cash, subject to standard post-closing adjustments. The PSA has an effective date of November 1, 2013. Acreage subject to the transaction does not include acreage and production in the western part of Louisiana in Beauregard Parish or other undeveloped acreage held outside the Pine Prairie field. The sale closed on May 1, 2014. See Note 13.

6. Other Noncurrent Assets

At March 31, 2014, other noncurrent assets consisted of $42.8 million in deferred financing costs, $10.0 million in field inventory, and $0.2 million in other noncurrent assets.

At December 31, 2013, other noncurrent assets consisted of $44.7 million in deferred financing costs, $9.7 million in field inventory, and $0.2 million in other noncurrent assets.

7. Accrued Liabilities

Accrued liabilities at March 31, 2014 consisted of $114.2 million in accrued oil and gas capital expenditures, $53.7 million in accrued interest, $67.5 million in accrued revenue and royalty distributions, $7.8 million in accrued taxes, $7.0 million in accrued lease operating and workover expenses and $17.9 million in other accrued liabilities.

Accrued liabilities at December 31, 2013 consisted of $87.2 million in accrued oil and gas capital expenditures, $64.4 million in accrued revenue and royalty distributions, $21.3 million in accrued interest, $8.3 million in accrued lease operating and workover expenses, $4.4 million in accrued taxes, and $18.8 million in other accrued liabilities.

8. Long-Term Debt

The Company’s long-term debt as of March 31, 2014 and December 31, 2013 is as follows (in thousands):

	At March 31, 2014	At December 31, 2013
	(in thousands)
Revolving credit facility, due 2018	$401,150	$401,150
Senior notes, due 2020	600,000	600,000
Senior notes, due 2021	700,000	700,000
Long-term debt	$1,701,150	$1,701,150

Reserve-based Credit Facility

As of March 31, 2014, the Company’s credit facility consisted of a $750 million senior revolving credit facility (the “Credit Facility”) with a borrowing base of $500 million, as recently reaffirmed on March 28, 2014, subject to the provisions discussed below. At March 31, 2014, outstanding letters of credit obligations total $0.2 million.

The Credit Facility matures on May 31, 2018 and borrowings thereunder are secured by substantially all of the Company’s oil and natural gas properties and bore interest at LIBOR plus an applicable margin, depending upon the Company’s borrowing base utilization, between 1.75% and 2.75% per annum. At March 31, 2014 and 2013, the weighted average interest rate was 2.7% and 2.4%, respectively.

In addition to interest expense, the Credit Facility requires the payment of a commitment fee each quarter. The commitment fee is computed at the rate of either 0.375% or 0.50% per annum based on the average daily amount by which the borrowing base exceeds the outstanding borrowings during each quarter.

The borrowing base under the Credit Facility is subject to semiannual redeterminations in April and October and up to one additional time per six month period following each scheduled borrowing base redetermination, as may be requested by the Company or the administrative agent acting on behalf of lenders holding at least two thirds of the outstanding loans and other obligations.

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

On March 28, 2014, the Company entered into a Fifth Amendment to the existing Credit Facility between the Company, as parent, Midstates Sub, as the borrower, SunTrust Bank, as administrative agent, and the other lenders and parties thereto (the “Fifth Amendment”).

The Fifth Amendment amended the Credit Facility to (i) permit Midstates Sub to enter into the $125 million Senior Secured Bridge Facility (“Bridge Facility”) secured by the Company’s Gulf Coast Assets and intended to provide the Company with additional sources of liquidity in the event the sale of the Company’s Pine Prairie assets was delayed for any reason, (ii) affirm the current borrowing base thereunder of $500 million, and (iii) provide for a decrease of the borrowing base to $475 million upon, among other things, the closing of the sale of Midstates Sub’s ownership interest in developed and undeveloped acreage in the Pine Prairie field area of Evangeline Parish, Louisiana for consideration equal to or greater than $100 million (“Pine Prairie Disposition”) or the entry into the Bridge Facility. Additionally, the Fifth Amendment amended certain provisions of the Credit Facility to, among other things, (i) subject to certain events, including the closing of the Pine Prairie Disposition, release Midstates Sub’s Louisiana assets from liens securing the Credit Facility, (ii) increase the applicable margin for LIBOR Loans from a range of 1.75% to 2.75% depending on borrowing base utilization to a range of 2.00% to 3.00%, with corresponding changes to the applicable margin for base rate loans, (iii) amend the leverage ratio to be (A) 4.75:1.00 for the quarter ending March 31, 2014, (B) 4.50:1.00 for the quarter ending June 30, 2014, (C) 4.25:1.00 for the quarters ending September 30, 2014 and December 31, 2014 and (D) 4.00:1.00 for each quarter thereafter; provided that the leverage ratio shall be increased by 0.50 for the quarter of, and the two quarters following, the consummation of the Pine Prairie Disposition and (iv) allow for the Bridge Facility to be secured by a second lien on the Midstates Sub’s Mississippian Lime and Anadarko Basin assets. As consideration for the participating lenders’ consent to the Fifth Amendment, Midstates Sub paid a 0.10% amendment fee on the $475 million borrowing base.

On May 1, 2014, the Company completed the Pine Prairie Disposition and terminated the Bridge Facility commitment.  See Note 13.

As of March 31, 2014, the Company was in compliance with the minimum current ratio and the ratio of debt to EBITDA covenants as set forth in the Credit Facility. The Company’s current ratio at March 31, 2014 was 1.0 to 1.0. At March 31, 2014, the Company’s ratio of debt to EBITDA was 4.1 to 1.0.

Based upon the recent amendments to the Credit Facility, the Company believes its carrying amount at March 31, 2014 approximates its fair value (Level 2) due to the variable nature of the applicable interest rate and current financing terms available to the Company.

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

The estimated fair value of the 2020 Senior Notes was $664.5 million as of March 31, 2014 (Level 2 in the fair value measurement hierarchy based on the limited trading volume on the secondary market), based on quoted market prices for these same debt securities. The effective annual interest rate for the 2020 Senior Notes was approximately 11.1% for the three months ended March 31, 2014 and 2013.

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

The estimated fair value of the 2021 Senior Notes was $733.3 million as of March 31, 2014 (Level 2 in the fair value measurement hierarchy based on the limited trading volume on the secondary market), based on quoted market prices for these same debt securities. The effective annual interest rate for the 2021 Senior Notes was approximately 9.6% for the three months ended March 31, 2014.

9. Equity and Share-Based Compensation

Common and Preferred Shares

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

On March 30, 2014, the Company elected to pay the $13 million semi-annual dividend due on that date through an increase in the Series A Preferred Stock liquidation preference to $1,125.  As a result, the Company will be obligated to issue between 3,005,985 and 3,689,164 additional shares of common stock upon conversion of the Series A Preferred Stock, with the ultimate number of shares dependent upon the conversion price then in effect as described above.

Share Activity

The following table summarizes changes in the number of outstanding shares since December 31, 2013:

	Number of Shares
	Series A Preferred Stock	Common Stock	Treasury Stock
Share count as of December 31, 2013	325,000	68,925,745	(118,702)

Grants of restricted stock	—	2,461,205	—
Forfeitures of restricted stock	—	(791,226)	—
Acquisition of treasury stock	—	—	(135,157)
Share count as of March 31, 2014	325,000	70,595,724	(253,859)

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

Incentive Units

At March 31, 2014, 1,179 incentive units were issued and outstanding. These incentive units were issued prior to the Company’s initial public offering. In connection with the corporate reorganization that occurred immediately prior to the Company’s initial public offering, these incentive units held in the Company were contributed to FR Midstates Interholding, LP (“FRMI”) in exchange for incentive units in FRMI. Holders of FRMI incentive units will receive, out of proceeds otherwise distributable to FRMI, a percentage interest in the amounts distributed to FRMI in excess of certain multiples of FRMI’s aggregate capital contributions and investment expenses (“FRMI Profits”). Although any future payments to the incentive unit holders will be made out of the proceeds otherwise distributable to FRMI and not by the Company, the Company will be required to record a non-cash compensation charge in the period any payment is made related to the FRMI incentive units. To date, no compensation expense related to the incentive units has been recognized by the Company, as any payout under the incentive units is not considered probable, and thus, the amount of FRMI Profits, if any, cannot be determined.

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

Non-vested Stock Awards

Subsequent to the completion of the Company’s initial public offering and pursuant to the 2012 LTIP, through March 31, 2014, the Company had 4,019,225 non-vested shares of restricted common stock to directors, management and employees outstanding. Shares granted under the LTIP generally vest ratably over a period of three years (one-third on each anniversary of the grant); however, beginning in 2013, shares granted under the 2012 LTIP to directors are subject to one-year cliff vesting.

The fair value of restricted stock grants is based on the value of the Company’s common stock on the date of grant. Compensation expense is recognized ratably over the requisite service period.

The following table summarizes the Company’s non-vested share award activity for the three months ended March 31, 2014:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding at December 31, 2013	2,963,672	$7.78
Granted	2,461,205	$4.66
Vested	(614,426)	$7.42
Forfeited	(791,226)	$7.92
Non-vested shares outstanding at March 31, 2014	4,019,225	$5.89

Unrecognized expense, adjusted for estimated forfeitures, as of March 31, 2014 for all outstanding restricted stock awards was $18.9 million and will be recognized over a weighted average period of 2.4 years.

At March 31, 2014, 1,602,064 shares remain available for issuance under the terms of the 2012 LTIP.

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

For the three months ended March 31, 2014, the Company’s effective tax rate was a benefit of approximately 2.6%. The Company’s effective tax rate for the first quarter of 2014 differs from the federal statutory rate of 35% due to state income taxes and the recording of $29.7 million in additional valuation allowance in light of the impairment of oil and gas properties, for a total valuation allowance of $75.4 million at March 31, 2014.

The Company expects to incur a tax loss in the current year (due principally to the estimated loss on sale of the Pine Prairie properties and the flexibility in deducting or expensing current year intangible drilling costs) and thus no current income taxes are anticipated to be paid. This tax loss is expected to result in additional net operating loss (NOL) carryforwards at year-end; however, a valuation allowance has been recorded as management does not believe that it is more-likely-than-not that the NOLs are realizable except to the extent of future taxable income primarily related to the excess of book carrying value of properties over their respective tax bases. No other sources of future taxable income are considered in this judgment.

11. Earnings (Loss) Per Share

The Company’s Series A Preferred Stock has the nonforfeitable right to participate on an as converted basis at the conversion rate then in effect in any common stock dividends declared and as such, is considered a participating security. The Company’s nonvested stock awards, which are granted as part of the 2012 LTIP, contain nonforfeitable rights to dividends and as such, are considered to be participating securities and, together with the Series A Preferred Stock, are included in the computation of basic and diluted earnings (loss) per share, pursuant to the two-class method. In the calculation of basic earnings (loss) per share attributable to common shareholders, participating securities are allocated earnings based on actual dividend distributions received plus a proportionate share of undistributed net income attributable to common shareholders, if any, after recognizing distributed earnings. The Company’s participating securities do not participate in undistributed net losses because they are not contractually obligated to do so.

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

The following table (in thousands, except per share amounts) provides a reconciliation of net losses to preferred shareholders, common shareholders, and non-vested restricted shareholders for purposes of computing net loss per share for the three months ended March 31, 2014:

	Total	Series A Preferred Stock	Common Stock	Non-vested Restricted Stock (2)
Net loss	$(83,645)	$—	$(83,645)	$—
Preferred Dividend (1)	(2,620)	—	(2,620)	—

Calculated allocation of net income attributable to shareholders	$(86,265)	$—	$(86,265)	$—

Weighted average shares outstanding			65,987
Net loss per share			$(1.31)

(1)         Calculation of the preferred stock dividend is discussed in Note 9.

(2)         As these shares are participating securities that participate in earnings, but are not required to participate in losses, this calculation demonstrates that there is not an allocation of the loss to the non-vested restricted stockholders.

The following table (in thousands, except per share amounts) provides a reconciliation of net losses to preferred shareholders, common shareholders, and non-vested restricted shareholders for purposes of computing net loss per share for the three months ended March 31, 2013:

	Total	Series A Preferred Stock	Common Stock	Non-vested Restricted Stock (2)
Net loss	$(7,949)	$—	$(7,949)	$—
Preferred Dividend (1)	(4,117)	—	(4,117)	—

Calculated allocation of net loss attributable to shareholders	$(12,066)	$—	$(12,066)	$—

Weighted average shares outstanding			65,634
Net loss per share			$(0.18)

(1)         Calculation of the preferred stock dividend is discussed in Note 9.

(2)         As these shares are participating securities that participate in earnings, but are not required to participate in losses, this calculation demonstrates that there is not an allocation of the loss to the non-vested restricted stockholders.

The aggregate number of common shares outstanding at March 31, 2014 was 70,341,865 of which 4,019,225 were non-vested restricted shares. The aggregate number of shares of Series A Preferred Stock outstanding at March 31, 2014 was 325,000, each with a liquidation preference of $1,125 representing on an as-converted basis approximately 33,234,618 million common shares based upon a conversion price of $11.00 per share, which have been excluded from the weighted average shares outstanding for EPS purposes for the three months ended March 31, 2014 due to their anti-dilutive effect.

12. Commitments and Contingencies

Contractual Obligations

At March 31, 2014, contractual obligations for drilling contracts, long-term operating leases and seismic contracts are as follows (in thousands):

	Total	2014	2015	2016	2017 and beyond
Drilling contracts	$15,061	$14,692	$369	$—	$—
Non-cancellable office lease commitments	$10,654	1,332	1,857	1,877	5,588
Seismic contracts	$4,410	4,410	—	—	—
Net minimum commitments	$30,125	$20,434	$2,226	$1,877	$5,588

For the three months ended March 31, 2014 and 2013, the Company expensed $0.5 million and $0.4 million, respectively, for office rent.

In addition to the commitments noted in the above table, the Company is party to a gas transportation, gathering and processing contract (as amended and effective June 1, 2013) in the Mississippian Lime region, which includes certain minimum natural gas and NGL volume commitments. To the extent the Company does not deliver natural gas volumes in sufficient quantities to generate, when processed, the minimum levels of recovered NGLs, the Company would be required to reimburse the counterparty an amount equal to the sum of the monthly shortfall, if any, multiplied by a fee of roughly $0.06 to $0.125 per gallon (subject to annual escalation). The NGL volume commitments range from 2,800 Bbls to 5,460 Bbls per day over the remaining term of the contract. Additionally, the Company is obligated to deliver a total of 38,100,000 MMBtus and 76,200,000 MMBtus during the first 30 months and 60 months of the contract, respectively. During the first 30 months, any shortfall in delivered volumes would result in a payment to the counterparty equal to the shortfall amount multiplied by a fee of approximately $0.36 per MMBtu. During the first 60 months, any shortfall in delivered volumes would result in a payment to the counterparty equal to the shortfall amount multiplied by a fee of approximately $0.36 per MMBtu, provided that the Company would receive volumetric credit for any deficiency payment made after the initial 30 months. The Company is currently delivering at least the minimum volumes required under these contractual provisions and does not expect to incur any future volumetric shortfall payments during the term of this contract.

Commitments related to AROs are not included in the table above.

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

13. Subsequent Events

On May 1, 2014, the Company closed on the sale of all of its ownership interest in developed and undeveloped acreage in the Pine Prairie field area of Evangeline Parish, Louisiana to a private buyer for a purchase price of $170 million in cash, ($147.5 million after standard post-closing adjustments and the assumption by the buyer of certain liabilities associated with the assets). The Company used $131.0 million of the proceeds to reduce amounts outstanding under the revolving credit facility, with the remainder retained for transaction expenses and working capital purposes.

Concurrent with the closing of the Pine Prairie Disposition, the Company also terminated the commitment to provide the Bridge Facility that was entered into on March 9, 2014 with SunTrust Bank, SunTrust Robinson Humphrey, Inc., Morgan Stanley Senior Funding, Inc., Bank of America N.A., Goldman Sachs Bank USA, Merrill Lynch, Piece, Fenner & Smith Incorporated, Natixis New York Branch and Royal Bank of Canada and paid commitment fees and expenses of $2.3 million pursuant to the terms of the commitment letter.

With the completion of the Pine Prairie Disposition and pursuant to the Fifth Amendment, the borrowing base under the Company’s Credit Facility was reduced to $475 million and the leverage ratio covenant thereunder was amended to be (i) 5:00:1.00 for the quarter ending June 30, 2014, and (ii) 4.75:1.00 for the quarters ending September 30, 2014 and December 31, 2014.   The leverage ratio decreases to 4.00:1.00 for each quarter thereafter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2013, and the related management’s discussion and analysis contained in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission (“SEC”) on March 24, 2014, as well as the unaudited condensed consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in or incorporated by reference into this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, and the plans, beliefs, expectations, intentions and objectives of management are forward-looking statements. When used in this quarterly report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project,” and similar expressions are intended to identify forward looking statements, although not all forward looking statements contain such identifying words. In particular, the factors discussed in this report on Form 10-Q and detailed in our annual report filed on Form 10-K dated and filed with the SEC on March 24, 2014, could affect our actual results and cause our actual results to differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements.

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

•                  developments in oil producing and natural gas producing countries;

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

Overview

We are an independent exploration and production company focused on the application of modern drilling and completion techniques to oil-prone resources. Our operations originally focused on the Upper Gulf Coast Tertiary trend onshore in Louisiana, which we refer to as our “Gulf Coast” operating area. We began operations in the Mississippian Lime trend in Oklahoma and Kansas with the October 1, 2012 closing of our acquisition (“Eagle Property Acquisition”) of interests in producing oil and natural gas assets, unevaluated leasehold acreage in Oklahoma and Kansas and related hedging instruments from Eagle Energy Production, LLC (“Eagle Energy”). On May 31, 2013, the Company closed on the acquisition of producing properties and undeveloped acreage in the Anadarko Basin in Texas and Oklahoma from Panther Energy Company, LLC and its partners for approximately $618 million in cash (the “Anadarko Basin Acquisition”), before customary post-closing adjustments. The Company funded the purchase price with a portion of the net proceeds from the private placement of $700 million in aggregate principal amount of 9.25% senior unsecured notes due 2021 (the “2021 Senior Notes” and, together with the 2020 Senior Notes, the “Senior Notes”), which also closed on May 31, 2013. Subsequent to the closing of the Eagle Property Acquisition and the Anadarko Basin Acquisition, the Company has oil and gas operations and properties in Louisiana, Oklahoma and Texas.

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

With the completion of our initial public offering, we became a publicly traded company. Our common stock is listed on the NYSE under the ticker symbol “MPO.” The terms “Company,” “we,” “us,” “our,” and similar terms, when used in the present tense, prospectively or for historical periods since April 25, 2012 refer to us and our subsidiary, and for historical periods prior to April 25, 2012, refer to Midstates Petroleum Holdings LLC and its subsidiary, unless the context indicates otherwise.

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

Pine Prairie Disposition

On March 5, 2014, we executed a Purchase and Sale Agreement (“PSA”) to sell all of our ownership interest in developed and undeveloped acreage in the Pine Prairie field area of Evangeline Parish, Louisiana to a private buyer for a purchase price of $170 million in cash, subject to standard post-closing adjustments. The PSA has an effective date of November 1, 2013. Acreage subject to the transaction totaled 3,907 gross (3,757 net) acres, and does not include acreage and production in the western part of Louisiana in Beauregard Parish or other undeveloped acreage held outside the Pine Prairie field. On May 1, 2014, we closed on the sale for estimated net proceeds of $147.5 million, of which $131.0 million was used to reduce amounts outstanding under our revolving credit facility, with the remainder retained for transaction expenses and working capital purposes.

Operations Update

Mississippian Lime

At March 31, 2014 our Mississippian Lime assets consisted of approximately 81,500 net prospective acres in the Mississippian Lime trend, with 77,000 net acres in Woods and Alfalfa Counties of Oklahoma, which we currently believe is the core of the trend. We currently intend to develop these liquids rich properties using horizontal wells. We also own approximately 12,900 net acres in Lincoln County, Oklahoma, which produces from, and is prospective in, the Hunton formation.

At March 31, 2014, our properties in the Mississippian Lime (also including Hunton) area consisted of approximately 240 gross active producing wells, 92% of which we operate and in which we held an average working interest of 69%.

For the three months ended March 31, 2014 and December 31, 2013, our average daily production from the Mississippian Lime area was as follows:

	Three Months Ended March 31, 2014	Three Months Ended December 31, 2013	Increase (Decrease) in Production

Average daily production:
Oil (Bbls)	6,081	6,325	-4%
Natural gas liquids (Bbls)	3,497	3,622	-3%
Natural gas (Mcf)	40,816	45,794	-11%
Net boe/day	16,381	17,579	-7%

Overall production decreased by 7% versus the fourth quarter of 2013. We experienced significant weather related production downtime and, as a result, brought fewer wells online than expected, all of which are planned to come online in the second quarter.

The following table shows our total number of horizontal wells spud and brought into production in the Mississippian Lime area during the first quarter of 2014:

	Total Number of Gross Horizontal Wells Spud (1)	Total Number of Gross Horizontal Wells Brought into Production

Mississippian Lime	18	11

(1)  We had five rigs drilling in the Mississippian Lime horizontal well program during the quarter. Of the 18 wells spud, three were producing, ten were awaiting completion and five were being drilled at quarter-end. In addition to the 11 horizontal wells brought online during the quarter, we also fracture stimulated and brought 17 open-hole wells online during the three months ended March 31, 2014.

In the first quarter of 2014, we invested approximately $85.8 million on completions and drilling new wells. During the second quarter of 2014, we plan to increase to six rigs targeting the Mississippian Lime interval in this area and invest between approximately $80 to $85 million, drilling 21 to 24 new wells and completing wells drilled earlier in the year.

Anadarko Basin

Our Anadarko Basin assets were acquired on May 31, 2013 and at March 31, 2014, consisted of approximately 119,700 net acres in the Anadarko Basin, of which 91,600 acres were located in Texas and 28,100 acres were located in western Oklahoma.

At March 31, 2014, our properties in the Anadarko Basin area consisted of approximately 340 gross active producing wells, 79% of which we operate and in which we held an average working interest of 80%.

For the three months ended March 31, 2014 and December 31, 2013, our average daily production from our Anadarko Basin area was as follows:

	Three Months Ended March 31, 2014	Three Months Ended December 31, 2013	Increase (Decrease) in Production

Average daily production:
Oil (Bbls)	4,343	3,940	10%
Natural gas liquids (Bbls)	1,693	1,816	-7%
Natural gas (Mcf)	14,040	16,190	-13%
Net boe/day	8,376	8,454	-1%

Overall production was relatively flat versus the fourth quarter of 2013, with only a slight decrease quarter over quarter. During the first quarter of 2014, we experienced significant production downtime due to severe winter weather in the area, which negatively impacted production volumes for the period.

The following table shows our total number of horizontal wells spud and brought into production in the Anadarko Basin area of operation during the first quarter of 2014:

	Total Number of Gross Horizontal Wells Spud (1)	Total Number of Gross Horizontal Wells Brought into Production

Anadarko Basin	15	13

(1)  We had five rigs drilling in the Anadarko Basin area during the quarter. Of the 15 wells spud, three were producing, seven were awaiting completion and five were being drilled at quarter-end. We brought 13 wells online during the quarter, comprised of seven Cleveland wells, two Cottage Grove wells, three Marmaton wells and one Tonkawa well.

In the first quarter of 2014, we invested approximately $46.4 million on completions and new drilling. During the second quarter of 2014 we plan to redirect one rig to our Mississippian Lime area in order to exploit the higher rates of return and higher average production currently being achieved in that region. Following the drilling plan of four rigs, we plan to spend approximately $40 to $45 million in the second quarter, drilling 12 to 14 new wells and completing wells drilled earlier in the year.

Gulf Coast

In our Gulf Coast region, our current acreage positions and evaluation efforts are concentrated in Louisiana in the Wilcox interval of the Upper Gulf Coast Tertiary trend. We have applied modern formation evaluation, drilling and completion techniques to the trend and our historical development operations in the Gulf Coast area focused on drilling vertical and horizontal wells and commingling production from multi-stage hydraulically-fractured completions across stacked oil-producing intervals. At March 31, 2014, we had accumulated approximately 78,785 net acres in the trend, including options to acquire an aggregate of approximately 24,194 targeted net acres.

At March 31, 2014, our properties in the Gulf Coast area consisted of approximately 171 gross active producing wells, 96% of which we operate and in which we held an average working interest of 96%.

For the three months ended March 31, 2014 and December 31, 2013, our average daily production from the Gulf Coast area was as follows:

	Three Months Ended March 31, 2014	Three Months Ended December 31, 2013	Increase (Decrease) in Production

Average daily production:
Oil (Bbls)	2,993	3,375	-11%
Natural gas liquids (Bbls)	722	995	-27%
Natural gas (Mcf)	3,192	4,706	-32%
Net boe/day	4,247	5,154	-18%

Overall production decreased by 18% versus the fourth quarter of 2013, as we have devoted our capital to developing our Mississippian and Anadarko Basin assets; however, we plan to continue to evaluate our acreage as well as other potential exploration opportunities in the Gulf Coast area. For the quarter ended March 31, 2014, we invested approximately $3.1 million in the Gulf Coast area.

No wells were spud or brought into production in our Gulf Coast area of operation during the first quarter of 2014.

As discussed above, we closed on the sale of producing properties and undeveloped acreage in the Pine Prairie Field area of Evangeline Parish, Louisiana on May 1, 2014 for estimated net proceeds of $147.5 million in cash, after post-closing adjustments. The sale has an effective date of November 1, 2013.  Acreage subject to the transaction totaled 3,907 gross (3,757 net) acres, and does not include our acreage and production in the western part of Louisiana in Beauregard Parish or other undeveloped acreage held outside the Pine Prairie field. These assets contributed approximately 1,925 Boe per day to our 2014 first quarter production.

Capital Expenditures

During the three months ended March 31, 2014, we incurred capital expenditures of $142.7 million, including capitalized interest, which consisted primarily of (in thousands):

For the Three Months Ended
March 31, 2014
(in thousands)
Drilling and completion activities	$132,092
Acquisition of acreage and seismic data	3,152
Facilities and other	2,844
Capitalized interest	4,618
Total capital expenditures incurred	$142,706

Excluding capitalized interest and amounts spent on facilities and other, the following was incurred in the various areas (in thousands):

For the Three Months Ended
March 31, 2014
(in thousands)
Mississippian Lime	$85,784
Anadarko Basin	46,360
Gulf Coast	3,100
Total capital expenditures incurred	$135,244

We expect to invest between $500 million to $550 million of capital for exploration, development and lease and seismic acquisition during the year ended December 31, 2014.

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

We generally hedge a portion of our expected future oil and gas production to reduce our exposure to fluctuations in commodity price. By removing a portion of commodity price volatility, we expect to reduce some of the variability in our cash flow from operations. See “Item 3. — Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Exposure” beginning on page 37 for discussion of our hedging and hedge positions.

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

We follow the full cost method of accounting for our oil and gas properties.  In the fourth quarter of 2013 and again in the first quarter of 2014, the results of our full cost “ceiling test” required us to recognize an impairment of our oil and gas properties.  While these impairments did not impact cash flow from operating activities, they did reduce our earnings and shareholders’ equity.  We may be required to recognize additional impairments of oil and gas properties in future periods if we experience an extended period of low commodity prices, a downward adjustment to our estimated proved reserves or the present value of estimated future net revenues, or incur actual development costs in excess of those estimates utilized in preparing our reserve reports.  Additionally, the expiration of unevaluated acreage leaseholds may increase the probability of future impairments, as the costs associated with the expiring leases would be immediately included in the full cost pool and become subject to the ceiling test limitation without any corresponding increase in reserves or future net revenues.

Results of Operations

The following tables summarize our revenue, production and price data for the periods indicated.

Revenues

	For the Three Months Ended March 31,
	2014		2013
	(in thousands)
REVENUES:
Oil sales	$116,222	70%	$72,218	80%
Natural gas liquid sales	25,519	15%	9,719	11%
Natural gas sales	25,385	15%	8,795	9%
Total oil, natural gas, and natural gas liquids sales	167,126	100%	90,732	100%

Realized losses on commodity derivative contracts, net	(14,810)	65%	(5,004)	25%
Unrealized losses on commodity derivative contracts, net	(7,863)	35%	(15,120)	75%
Losses on commodity derivative contracts — net	(22,673)	100%	(20,124)	100%

Other	209		414

Total revenues	$144,662		$71,022

Production

	For the Three Months Ended March 31,
	2014	2013	% Change
PRODUCTION DATA:
Oil (MBbls)	1,208	714	69%
Natural gas liquids (MBbls)	532	277	92%
Natural gas (MMcf)	5,224	2,801	87%
Oil equivalents (MBoe)	2,610	1,459	79%

Oil (Boe/day)	13,417	7,939	69%
Natural gas liquids (Boe/day)	5,912	3,082	92%
Natural gas (Mcf/day)	58,048	31,126	86%
Average daily production (Boe/d)	29,004	16,208	79%

Prices

	For the Three Months Ended March 31,
	2014	2013	% Change
AVERAGE SALES PRICES:
Oil, without realized derivatives (per Bbl)	$96.25	$101.08	-5%
Oil, with realized derivatives (per Bbl)	87.06	93.31	-7%
Natural gas liquids, without realized derivatives (per Bbl)	47.96	35.04	37%
Natural gas liquids, with realized derivatives (per Bbl)	47.79	36.31	32%
Natural gas, without realized derivatives (per Mcf)	4.86	3.14	55%
Natural gas, with realized derivatives (per Mcf)	4.16	3.21	30%

Three Months Ended March 31, 2014 as Compared to the Three Months Ended March 31, 2013

Oil, natural gas liquids and natural gas sales revenues

Our oil, natural gas and NGLs sales revenues increased by $76.4 million, or 84%, to $167.1 million during the three months ended March 31, 2014, as compared to $90.7 million during the three months ended March 31, 2013.

Our oil sales revenues increased by $44.0 million, or 61%, to $116.2 million during the three months ended March 31, 2014, as compared to $72.2 million for the three months ended March 31, 2013. Oil volumes sold increased 5,478 Boe/day, or 69%, to 13,417 Boe/day for the three months ended March 31, 2014 from 7,939 Boe/day for the three months ended March 31, 2013. This increase in oil volumes sold was attributable to increased production quarter over quarter in the Mississippian Lime area of 2,659 Boe/day and the addition of 4,343 Boe/day of production volumes from our Anadarko Basin area (which consisted of properties acquired on May 31, 2013 in the Anadarko Basin Acquisition), partially offset by a decrease in volumes from our Gulf Coast region of 1,524 Boe/day primarily due to base production decline and reduced development drilling activity during the 2014 period. Average oil sales prices, without realized derivatives, decreased by $4.83 per barrel to $96.25 per barrel during the three months ended March 31, 2014 as compared to $101.08 per barrel for the three months ended March 31, 2013, primarily due to lower oil prices received for our Mid-Continent production, which is priced off WTI as opposed to LLS for our Gulf Coast production.

Our NGL sales revenues increased by $15.8 million, or 163%, to $25.5 million during the three months ended March 31, 2014, as compared to $9.7 million for the three months ended March 31, 2013. NGL volumes sold increased 2,830 Boe/day, or 92%, to 5,912 Boe/day for the three months ended March 31, 2014 from 3,082 Boe/day for the three months ended March 31, 2013. This increase in NGL volumes sold was attributable to the increased production quarter over quarter in the Mississippian Lime area of 1,392 Boe/day and the addition of 1,693 Boe/day of production volumes from our Anadarko Basin area, which consisted of properties acquired on May 31, 2013 (as described above), partially offset by a 255 Boe/day decrease in production from our Gulf Coast area. Average NGL sales prices, without realized derivatives, increased by $12.92 per barrel, or 37%, to $47.96 per barrel during the three months ended March 31, 2014 as compared to $35.04 per barrel for the corresponding period in 2013.

Our natural gas sales revenues increased by $16.6 million, or 189%, to $25.4 million during the three months ended March 31, 2014, as compared to $8.8 million for the three months ended March 31, 2013. Natural gas volumes sold increased 26,922 Mcf/day or 86%, to 58,048 Mcf/day for the three months ended March 31, 2014, from 31,126 Mcf/day for the three months ended March 31, 2013. This increase in natural gas volumes sold was attributable to increased production of 17,170 Mcf/day in the Mississippian Lime area and the addition of 14,040 Mcf/day of production volumes from our Anadarko area, which consisted of properties acquired on May 31, 2013 (as described above), partially offset by a decrease in production of 4,288 Mcf/day from our Gulf Coast area. Average natural gas sales prices, without realized derivatives, increased by $1.72 per Mcf, or 55%, to $4.86 per Mcf during the three months ended March 31, 2014 as compared to $3.14 per Mcf for the three months ended March 31, 2013.

Gains/losses on commodity derivative contracts - net

Our mark-to-market (“MTM”) derivative positions moved from an unrealized loss of $15.1 million for the three months ended March 31, 2013 to an unrealized loss of $7.9 million for the three months ended March 31, 2014. We entered into additional derivative contracts during the fourth quarter of 2013. The NYMEX WTI closing price on March 31, 2014 was $101.58 per barrel compared to a closing price of $97.23 per barrel on March 28, 2013 (the last day of trading for the period).

The realized loss on derivatives for the three months ended March 31, 2014 was $14.8 million, compared to a realized loss of $5.0 million for the three months ended March 31, 2013. The following table presents realized loss by type of commodity contract for the three months ended March 31, 2014:

	For the Three Months Ended March 31, 2014
	Realized Loss	Average Sales Price
	(in thousands)
Oil commodity contracts	$(11,093)	$87.06
NGL commodity contracts	(89)	47.79
Natural gas commodity contracts	(3,628)	4.16
Realized losses on commodity derivative contracts, net	$(14,810)

Operating Expenses

The table below presents a comparison of our expenses on an absolute dollar basis and a per Boe basis. Depending on the relevance, our discussion may reference expenses on an absolute dollar basis, a per Boe basis, or both.

	Three Months Ended March 31,
	2014	2013	2014	2013
	(in thousands)		(per Boe)
EXPENSES:
Lease operating and workover	$20,127	$13,871	$7.71	$9.51
Gathering and transportation	2,855	—	1.09	—
Severance and other taxes	7,647	5,955	2.93	4.08
Asset retirement accretion	497	254	0.19	0.17
Depreciation, depletion, and amortization	66,901	41,976	25.63	28.77
Impairment of oil and gas properties	86,471	—	33.13	—
General and administrative	11,684	11,026	4.48	7.56
Acquisition and transaction costs	128	—	0.05	—
Other	330	—	0.13	—
Total expenses	$196,640	$73,082	$75.34	$50.09

Three Months Ended March 31, 2014 as Compared to the Three Months Ended March 31, 2013

Lease operating and workover expenses

Lease operating and workover expenses increased $6.2 million, or 45%, to $20.1 million for the three months ended March 31, 2014 compared to $13.9 million for the three months ended March 31, 2013. Lease operating expenses increased $8.1 million, or 72%, to $19.3 million, for the three months ended March 31, 2014 as compared to $11.2 million for the related period in 2013. Of this increase, approximately $7.5 million relates to the Anadarko Basin area, which was acquired on May 31, 2013 (as described above), with the remaining difference primarily attributable to the increase in well count period over period. Workover expenses decreased $1.9 million, or 70%, to $0.8 million for the three months ended March 31, 2014 compared to $2.7 million for the three months ended March 31, 2013. Lease operating and workover expenses decreased to $7.71 per Boe for the three months ended March 31, 2014, a decrease of $1.80, or 19%, over the corresponding period in 2013. This decrease was primarily attributable to increased production during the 2014 period, the realization of some of the expense benefits of investments to reduce salt water disposal costs in the Gulf Coast and Mississippian Lime area, and the migration from diesel fired electric generators to sourcing electricity from the local power grid in the Mississippian Lime area, most of which were implemented after the first quarter of 2013.

Gathering and transportation

Gathering and transportation expenses were $2.9 million for the three months ended March 31, 2014. These expenses are attributable to an amended gas transportation, gathering and processing contract, which commenced during the third quarter of 2013 in the Mississippian Lime that included a $0.36 per Mmbtu gathering fee based upon wellhead volumes. As such, there is no comparable amount for the three months ended March 31, 2013.

Severance and other taxes

	Three Months Ended March 31,
	2014	2013

Total oil, natural gas, and natural gas liquids sales	$167,126	$90,732

Severance taxes	5,809	4,852
Ad valorem	1,838	1,103
Severance and other taxes	$7,647	$5,955

Severance taxes as a percentage of sales	3.5%	5.3%
Severance and other taxes as a percentage of sales	4.6%	6.6%

Severance and other taxes increased $1.6 million, or 27%, to $7.6 million for the three months ended March 31, 2014 compared to $6.0 million for the three months ended March 31, 2013. Severance taxes increased $0.9 million, or 18%, to $5.8 million for the three months ended March 31, 2014, as compared to $4.9 million for the three months ended March 31, 2013. Ad valorem taxes increased

$0.7 million, or 64%, to $1.8 million for the three months ended March 31, 2014, as compared to $1.1 million for the three months ended March 31, 2013, corresponding to a related increase in producing wells due to the Anadarko Basin acquisition discussed above and increased development drilling. Severance taxes as a percentage of sales changed from 5.3% for the three months ended March 31, 2013 to 3.5% for the corresponding 2014 period due to lower effective severance tax rates in our Mississippian Lime and Anadarko areas and lower production period-over-period in the relatively higher tax Gulf Coast region.

Depreciation, depletion and amortization (DD&A)

DD&A expense increased $24.9 million, or 59%, to $66.9 million for the three months ended March 31, 2014 compared to $42.0 million for the three months ended March 31, 2013. The DD&A rate for the 2014 period was $25.63 per Boe, compared to $28.77 per Boe for the 2013 period. The decrease in DD&A rate was primarily due to the addition of reserves in the Anadarko Basin region on May 31, 2013 with the Anadarko Basin Acquisition, as well as overall growth in proved reserves. Overall DD&A expense increased due to higher production, partially offset by the lower DD&A rate discussed above.

Impairment of oil and gas properties

Our impairment of oil and gas properties pursuant to the full cost “ceiling test” was $83.5 million, net of taxes, for the three months ended March 31, 2014. There was no impairment for the three months ended March 31, 2013.

The most significant factors affecting the impairment related to the transfer of unevaluated property costs to the full cost pool during the first quarter of 2014. During the three months ended March 31, 2014, we transferred $21.4 million and $38.1 million related to Mississippian Lime and Anadarko Basin areas, respectively, as we released acreage that did not present the best near term development potential, with the intent to cost effectively add back acreage if and when circumstances warrant.

General and administrative (G&A)

Our G&A expenses increased by $0.7 million, or 6%, to $11.7 million for the three months ended March 31, 2014, compared to $11.0 million for the three months ended March 31, 2013. The increase is primarily attributable to additional employee related expenses (including salary, share-based compensation expense and bonus) resulting from an increase in headcount from 124 full time employees at March 31, 2013 to 209 full time employees at March 31, 2014.

Acquisition and transaction costs

Our acquisition and transaction costs were $0.1 million for the three months ended March 31, 2014, compared to no costs for the three months ended March 31, 2013. For the 2014 period, these costs represent our expenses related to the Pine Prairie Disposition discussed above.

Other

Other operating expenses for the three months ended March 31, 2014 were $0.3 million and represent the loss on disposal of field equipment inventory deemed no longer essential to operations.

Other Income (Expenses)

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
OTHER INCOME (EXPENSE)
Interest income	$10	$5

Interest expense	(38,565)	(17,921)
Capitalized Interest	4,618	7,054
Interest expense — net of amounts capitalized	(33,947)	(10,867)

Total other income (expense)	$(33,937)	$(10,862)

Three Months Ended March 31, 2014 as Compared to the Three Months Ended March 31, 2013

Interest expense

Interest expense for the three months ended March 31, 2014 and 2013 was $38.6 million and $17.9 million, respectively. The increase in interest expense was primarily due to the issuance of the 2021 Senior Notes in May 2013 in connection with the Anadarko Basin Acquisition. Our average outstanding balance under the revolver was $401.2 million during the three months ended March 31, 2014, compared to $137.8 million for the three months ended March 31, 2013, and related to $3.9 million of the total interest expense of $38.6 million for 2014. Of the remainder, $16.2 million was interest incurred under the 2021 Senior Notes, $16.1 million was interest incurred under the 2020 Senior Notes and $2.4 million represented amortization of deferred financing costs. Of the total interest expense for both periods, $4.6 million and $7.1 million was capitalized to oil and gas properties, resulting in $33.9 million and $10.9 million in interest expense, net of capitalized interest, for the three months ended March 31, 2014 and 2013, respectively.

Provision for Income Taxes

Three Months Ended March 31, 2014 as Compared to the Three Months Ended March 31, 2013

Our income tax benefit was $2.3 million and $5.0 million for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014, the Company’s effective tax rate was a benefit of approximately 2.6%. The Company’s effective tax rate for the first quarter of 2014 differs from the federal statutory rate of 35% due to state income taxes and the recording of $29.7 million of additional valuation allowance in light of the impairment of oil and gas properties during the period.

We expect to incur a tax loss in the current year (due principally to the estimated loss on sale of the Pine Prairie properties and the flexibility in deducting or expensing current year intangible drilling costs) and thus no current income taxes are anticipated to be paid. This tax loss is expected to result in additional net operating loss (NOL) carryforwards at year-end; however, a valuation allowance has been recorded as management does not believe that it is more-likely-than-not that the NOLs are realizable except to the extent of future taxable income primarily related to the excess of book carrying value of properties over their respective tax bases. No other sources of future taxable income are considered in this judgment.

Liquidity and Capital Resources

At March 31, 2014, our liquidity was $113 million, consisting of $99 million of available borrowing capacity under our revolving credit facility and $15 million of cash and cash equivalents.

Expenditures for exploration and development of oil and natural gas properties are the primary use of our capital resources. We expect to invest between $500 million and $550 million of capital for exploration, development and lease and seismic acquisition during the year ended December 31, 2014. Additionally, we expect to capitalize between $16 million and $22 million of interest expense during that same period. Our future success in growing proved reserves and production will be highly dependent on our ability to access additional outside sources of capital, via either the debt or equity markets, through growth in our reserve based credit facility or by securing other external sources of funding. As part of that process, on March 5, 2014, we executed a PSA to sell all of our ownership interest in developed and undeveloped acreage in the Pine Prairie field area of Evangeline Parish, Louisiana to a private buyer for a purchase price of $170 million in cash, subject to standard post-closing adjustments. On May 1, 2014, we closed on the sale for estimated net proceeds of $147.5 million, of which $131 million was used to reduce amounts outstanding under our revolving credit facility, with the remainder retained for transaction expenses and working capital purposes.

We believe that the proceeds from the sale of Pine Prairie discussed above, together with expected cash flow from operations and borrowings available under our amended Credit Facility, will be sufficient to fund our capital spending plans through 2015. We plan to continue pursuing additional strategic options that would improve our financial flexibility and provide additional long-term liquidity, including the sale of our remaining Gulf Coast producing assets, other non-core asset sales and possible joint-ventures or farm-outs on our properties. Discussions are in various states of progress with a variety of interested third parties regarding assets sales or potential joint-ventures, but we are currently unable to predict the timing of any transaction and no assurance can be given that we will reach any agreement with a potential counterparty.

Though we have no current plans to do so, we may from time to time seek to retire, purchase or exchange our outstanding debt in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Significant Sources of Capital

Reserve-based Credit Facility

As of March 31, 2014, our credit facility consisted of a $750 million senior revolving credit facility (the “Credit Facility”) with a borrowing base of $500 million, as recently reaffirmed on March 28, 2014, subject to the provisions discussed below. Borrowings thereunder are secured by substantially all of our oil and natural gas properties. At March 31, 2014 and 2013, the weighted average interest rate was 2.7% and 2.4%, respectively.

In addition to interest expense, the Credit Facility requires the payment of a commitment fee each quarter. The commitment fee is computed at the rate of either 0.375% or 0.50% per annum based on the average daily amount by which the borrowing base exceeds the outstanding borrowings during each quarter.

The borrowing base under the Credit Facility is subject to semiannual redeterminations in April and October and up to one additional time per six month period following each scheduled borrowing base redetermination, as may be requested by us or the administrative agent, acting on behalf of lenders holding at least two thirds of the outstanding loans and other obligations.

Under the terms of the Credit Facility, we are required to repay the amount by which the principal balance of its outstanding loans and its letter of credit obligations exceed its redetermined borrowing base. We are permitted to make such repayment in six equal successive monthly payments commencing 30 days following the administrative agent’s notice regarding such borrowing base reduction.

On March 28, 2014, we entered into a Fifth Amendment to the existing Credit Facility between us, as parent, Midstates Sub, as the borrower, SunTrust Bank, as administrative agent, and the other lenders and parties thereto (the “Fifth Amendment”).

The Fifth Amendment amended the Credit Facility to (i) permit Midstates Sub to enter into the $125 million Senior Secured Bridge Facility (“Bridge Facility”) secured by our Gulf Coast Assets and intended to provide us with additional sources of liquidity in the event the sale of our Pine Prairie assets was delayed for any reason, (ii) affirm the current borrowing base thereunder of $500 million, and (iii) provide for a decrease of the borrowing base to $475 million upon, among other things, the closing of the sale of Midstates Sub’s ownership interest in developed and undeveloped acreage in the Pine Prairie field area of Evangeline Parish, Louisiana for consideration equal to or greater than $100 million (“Pine Prairie Disposition”) or the entry into the Bridge Facility. Additionally, the Fifth Amendment amended certain provisions of the Credit Facility to, among other things, (i) subject to certain events, including the closing of the Pine Prairie Disposition, release Midstates Sub’s Louisiana assets from liens securing the Credit Facility, (ii) increase the applicable margin for LIBOR Loans from a range of 1.75% to 2.75% depending on borrowing base utilization to a range of 2.00% to 3.00%, with corresponding changes to the applicable margin for base rate loans, (iii) amend the leverage ratio to be (A) 4.75:1.00 for the quarter ending March 31, 2014, (B) 4.50:1.00 for the quarter ending June 30, 2014, (C) 4.25:1.00 for the quarters ending September 30, 2014 and December 31, 2014 and (D) 4.00:1.00 for each quarter thereafter; provided that the leverage ratio shall be increased by 0.50 for the quarter of, and the two quarters following, the consummation of the Pine Prairie Disposition and (iv) allow for the Bridge Facility to be secured by a second lien on the Midstates Sub’s Mississippian Lime and Anadarko Basin assets. As consideration for the participating lenders’ consent to the Fifth Amendment, Midstates Sub paid a 0.10% amendment fee on the $475 million borrowing base.

On May 1, 2014, we completed the Pine Prairie Disposition and terminated the Bridge Facility commitment.

With the completion of the Pine Prairie Disposition and pursuant to the Fifth Amendment, the borrowing base under the Company’s Credit Facility was reduced to $475 million and the leverage ratio thereunder was amended to be (i) 5:00:1.00 for the quarter ending June 30, 2014, and (ii) 4.75:1.00 for the quarters ending September 30, 2014 and December 31, 2014.  The leverage ratio decreases to 4.00:1.00 for each quarter thereafter.

As of March 31, 2014, we were in compliance with the minimum current ratio and the ratio of debt to EBITDA covenants as set forth in the Credit Facility. Our current ratio at March 31, 2014 was 1.0 to 1.0. At March 31, 2014, our ratio of debt to EBITDA was 4.1 to 1.0. At March 31, 2014, outstanding letters of credit obligations total $0.2 million.

2020 Senior Notes

On October 1, 2012, we issued $600 million in aggregate principal amount of 10.75% senior notes due 2020 (the “2020 Outstanding Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). On October 29, 2013, substantially all of the 2020 Outstanding Notes were exchanged for an equal principal amount of registered 10.75% senior subordinated notes due 2020 pursuant to an effective registration statement on Form S 4 filed on August 30, 2013 under the Securities Act (the “2020 Exchange Notes”). The 2020 Exchange Notes are identical to the 2020 Outstanding Notes except that the 2020 Exchange Notes are registered under the Securities Act and do not have restrictions on transfer, registration rights or provisions for additional interest. As used in this Form 10-Q, the term “2020 Senior Notes” refers to both the 2020 Outstanding Notes and the 2020 Exchange Notes. The 2020 Senior Notes were co issued on a joint and several basis by us and our wholly owned subsidiary, Midstates Sub. We do not have any operations or independent assets other than its 100% ownership interest in Midstates Sub and we have no other subsidiaries. The 2020 Senior Notes Indenture does not create any restricted assets within Midstates Sub, nor does it impose any significant restrictions on the ability of Midstates Sub to pay dividends or make loans to us or limit our ability to advance loans to Midstates Sub.

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

The Indenture contains covenants that, among other things, restrict our ability to: (i) incur additional indebtedness, guarantee indebtedness or issue certain preferred shares; (ii) make loans, investments and other restricted payments; (iii) pay dividends on or make other distributions in respect of, or repurchase or redeem, capital stock; (iv) create or incur certain liens; (v) sell, transfer or otherwise dispose of certain assets; (vi) enter into certain types of transactions with our affiliates; (vii) consolidate, merge or sell substantially all of our assets; (viii) prepay, redeem or repurchase certain debt; (ix) alter the business we conduct and (x) enter into agreements restricting the ability of our current and any future subsidiaries to pay dividends.

Upon the occurrence of certain change of control events, as defined in the Indenture, each holder of the 2020 Senior Notes will have the right to require that we repurchase all or a portion of such holder’s 2020 Senior Notes in cash at a purchase price equal to 101% of the aggregate principal amount thereof plus any accrued and unpaid interest to the date of repurchase.

2021 Senior Notes

On May 31, 2013, we issued $700 million in aggregate principal amount of 9.25% senior notes due 2021 (the “2021 Outstanding Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act. On October 29, 2013, all of the 2021 Outstanding Notes were exchanged for an equal principal amount of registered 9.25% senior subordinated notes due 2021 pursuant to an effective registration statement on Form S-4 filed on August 30, 2013 under the Securities Act (the “2021 Exchange Notes”). The 2021 Exchange Notes are identical to the 2021 Outstanding Notes except that the 2021 Exchange Notes are registered under the Securities Act and do not have restrictions on transfer, registration rights or provisions for additional interest. As used in this Form 10-Q, the term “2021 Senior Notes” refers to both the 2021 Outstanding Notes and the 2021 Exchange Notes. The proceeds from the offering of $700 million (net of the initial purchasers’ discount and related offering expenses) were used to fund the Anadarko Basin Acquisition and the related expenses, to pay the expenses related to an amendment to the Company’s revolving credit facility, to repay $34.3 million in outstanding borrowings under our Credit Facility, and for general corporate purposes.

The 2021 Senior Notes rank pari passu in right of payment with the 2020 Senior Notes.

The 2021 Senior Notes were co issued on a joint and several basis by us and our wholly owned subsidiary, Midstates Sub. The 2021 Senior Notes indenture does not create any restricted assets within Midstates Sub, nor does it impose any significant restrictions on the ability of Midstates Sub to pay dividends or make loans to us or limit our ability to advance loans to Midstates Sub.

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

Our operating cash flows are sensitive to a number of variables, the most significant of which is the volatility of oil and gas prices. Regional and worldwide economic activity, weather, infrastructure capacity to reach markets and other variable factors significantly impact the prices of these commodities. These factors are beyond our control and are difficult to predict. For additional information on the impact of changing prices on our financial position, see “Item 3. — Quantitative and Qualitative Disclosures About Market Risk” beginning on page 37.

The following information highlights the significant period-to-period variances in our cash flow amounts (table in thousands):

	For the Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$97,432	$62,203
Net cash used in investing activities	(114,803)	(132,538)
Net cash (used in) provided by financing activities	(1,144)	102,082

Net change in cash	$(18,515)	$31,747

Cash flows provided by operating activities

Net cash provided by operating activities was $97.4 million and $62.2 million for the three months ended March 31, 2014 and 2013, respectively. The increase in net cash provided by operating activities was primarily the result of an increase in oil and natural gas revenues and favorable working capital changes, partially offset by lower realized oil prices.

Cash flows used in investing activities

Net cash used in investing activities was $114.8 million and $132.5 million during the three months ended March 31, 2014 and 2013, respectively.

Cash flows (used in) provided by financing activities

Net cash used in financing activities was $1.1 million for the three months ended March 31, 2014, compared to $102.1 million provided by financing activities for the three months ended March 31, 2013. During the first quarter of 2013, cash was sourced through our revolving credit facility, with draws of $102.5 million, during the period. During the first quarter of 2014, there were no draws on the revolving credit facility.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to those policies.

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

Other Items

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2014 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Revolving credit facility (1)	$401,150	$—	$—	$401,150	$—
2020 Senior Notes (2)	$1,019,250	64,500	193,500	129,000	632,250
2021 Senior Notes (2)	$1,169,438	64,750	194,250	129,500	780,938
Drilling contracts (3)	$15,061	15,061	—	—	—
Non-cancellable office lease commitments (3)	$10,654	1,796	5,705	2,186	967
Seismic contracts (3)	$4,410	4,410	—	—	—
Asset retirement obligations (4)	$27,184	—	—	—	27,184

Net minimum commitments	$2,647,147	$150,517	$393,455	$661,836	$1,441,339

(1)   Amount excludes interest on our revolving credit facility as both the amount borrowed and applicable interest rates are variable. As of March 31, 2014, we had $401.2 million of indebtedness outstanding under our revolving credit facility. See Note 8 to our unaudited condensed consolidated financial statements.

(2)   Amount includes approximately $64.5 million and $64.8 million of interest per year for our 2020 Senior Notes and 2021 Senior Notes, respectively; see Note 8 to our unaudited condensed consolidated financial statements.

(3)   See Note 12 to our unaudited condensed consolidated financial statements for a description of drilling contract, operating lease and seismic contract obligations.

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

Recent Accounting Pronouncements

We reviewed recently issued accounting pronouncements that became effective during the three months ended March 31, 2014, and determined that none would have a material impact on our condensed consolidated financial statements.

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

We utilize derivative financial instruments to manage risks related to changes in oil prices. As of March 31, 2014, we utilized fixed price swaps, collars and basis differential swaps to reduce the volatility of oil prices on a portion of our future expected oil production.

For derivative instruments recorded at fair value, the credit standing of our counterparties is analyzed and factored into the fair value amounts recognized on the balance sheet.

The following is a summary of our commodity derivative contracts as of March 31, 2014:

	Hedged Volume	Weighted-Average Fixed Price

Oil (Bbls):
WTI Swaps — 2014	3,274,950			$88.85
WTI Swaps — 2015	1,820,000			$86.55

WTI Collars — 2014	123,000	$88.27	-	$97.91

WTI to LLS Basis Differential Swaps — 2014 (1)	366,000			$5.35

NGL (Bbls):
NGL Swaps — 2014	81,000			$61.86

Natural Gas (MMBtu):
Swaps — 2014 (2)	13,475,000			$4.17
Swaps — 2015	18,250,000			$4.13

Collars — 2014 (3)	1,188,003	$3.96	-	$5.06

(1)         The Company enters into swap arrangements intended to fix the differential between the Louisiana Light Sweet (“LLS”) pricing and the West Texas Intermediate (“NYMEX WTI”) pricing.

(2)         Includes 1,470,000 MMBtus in natural gas swaps that priced during the period, but had not cash settled as of March 31, 2014.

(3)         Includes 64,667 MMBtus that priced during the period, but had not cash settled as of March 31, 2014.

For the Three Months Ended March 31, 2014
(in thousands)
Derivative fair value at period end - liability (included in balance sheet)	$(38,675)
Realized net loss (included in the statement of operations)	$(14,810)
Unrealized net loss (included in the statement of operations)	$(7,863)

At March 31, 2014 and December 31, 2013, all of our commodity derivative contracts were with seven bank counterparties. Our policy is to net derivative liabilities and assets where there is a legally enforceable master netting agreement with the counterparty.

Interest Rate Risk. At March 31, 2014, we had indebtedness outstanding under our credit facility of $401.2 million, which bore interest at floating rates, we had $600 million outstanding in 2020 Senior Notes (placed October 1, 2012), which bore interest at 10.75%, and we had $700 million outstanding in 2021 Senior Notes (placed May 31, 2013), which bore interest at 9.25%. The average annual interest rate incurred on the credit facility for the three months ended March 31, 2014 and 2013 was 2.7% and 2.4%, respectively.

A 1.0% increase in each of the average LIBOR and federal funds rate for the three months ended March 31, 2014 and 2013 would have resulted in an estimated $1.0 million and $0.3 million, respectively, increase in interest expense, of which a portion may be capitalized.

We may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues. Interest rate derivatives are used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio. At March 31, 2014, we do not have any interest rate derivatives in place. In the future, we may utilize interest rate derivatives to mitigate our exposure to change in interest rates. Interest rate derivatives are used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the period covered by this report, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Interim President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2014, these disclosure controls and procedures were not effective and did not ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis, due to the existence of a material weakness identified as of December 31, 2013 as discussed below.

During the fourth quarter of 2013, management performed a comprehensive assessment of the design and operating effectiveness of internal control over financial reporting. In performing the assessment, management concluded that a material weakness existed in the Company’s internal controls over the preparation of oil and gas reserve estimates.  Specifically, controls were not operating effectively over the validation of the accuracy and completeness of certain source data provided to the independent third party reserve engineers, or the performance of adequate management review of the independent third party reserves report to determine if reserves estimates were complete and consistent with management’s capital spending plans. These control deficiencies resulted in errors that, if not corrected, would have resulted in the misstatement of disclosures related to the value of oil and gas properties and associated reserves estimates, which impacts our calculation of depletion of the cost of our oil and gas properties and the amount of our impairment of oil and gas properties, and the standardized measures of oil and gas.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except that we are in the process of implementing management’s plan for remediation of our material weakness over the preparation of oil and gas reserve estimates, as outlined in Item 9A of our Annual Report on Form 10-K.  However, our remediation efforts are not yet complete and therefore, management has concluded that a material weakness continues to exist in our internal controls over financial reporting.

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

Risk factors relating to us are contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.  No material change to such risk factors has occurred during the three months ended March 31, 2014.

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

MIDSTATES PETROLEUM COMPANY, INC.

Dated: May 9, 2014	/s/ Dr. Peter J. Hill
Dr. Peter J. Hill
Interim President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2014	/s/ Nelson M. Haight
Nelson M. Haight
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

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

2.3

Purchase and Sale Agreement, dated as of March 5, 2014, by and among Midstates Petroleum Company LLC and Tana Exploration Company LLC (filed as Exhibit 2.1 to the Company’s Form 8-K filed on March 11, 2014 and incorporated herein by reference).

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

10.1

Separation Agreement and General Release of Claims, dated March 19, 2014, between Midstates Petroleum Company, Inc. and John A. Crum (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2014 and incorporated herein by reference).

31.1	*	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.
31.2	*	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.
32.1	**	Sarbanes-Oxley Section 906 certification of Principal Executive Officer and Principal Financial Officer
101.INS		XBRL Instance Document.
101.SCH		XBRL Schema Document.
101.CAL		XBRL Calculation Linkbase Document.
101.DEF		XBRL Definition Linkbase Document.
101.LAB		XBRL Labels Linkbase Document
101.PRE		XBRL Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith
***	Management contract or compensatory plan or arrangement