Form 10-K
period 2014-12-31
Midstates Petroleum Company, Inc.
filed 2015-03-16
CIK 1533924

Use these links to rapidly review the document
MIDSTATES PETROLEUM COMPANY, INC. TABLE OF CONTENTS
MIDSTATES PETROLEUM COMPANY, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 001-35512

MIDSTATES PETROLEUM COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	45-3691816 (I.R.S. Employer Identification No.)
321 South Boston, Suite 1000 Tulsa, Oklahoma (Address of principal executive offices)	74103 (Zip Code)

Registrant's telephone number, including area code: (918) 974-8550

          Securities registered pursuant to Section 12(b) of the Act:

Common stock, $0.01 par value	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $272 million based upon the closing price of such stock on June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, of $7.23 per share.

          The number of shares outstanding of our stock at March 9, 2015 is shown below:

Class	Number of shares outstanding
Common stock, $0.01 par value	72,196,132

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the definitive Proxy Statement of Midstates Petroleum Company, Inc. for the Annual Meeting of Shareholders to be held in May 2015, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

  •
  technology;

  •
  financial condition, revenues, cash flows and expenses;

  •
  levels of indebtedness, liquidity and compliance with debt covenants;

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
  risks in connection with acquisitions;

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

        Moreover, we operate in a very competitive and rapidly changing environment. The price of oil and natural gas declined significantly in late 2014 and early 2015. Any continued or extended decline in oil and natural gas prices could have a material adverse effect on our financial position, results of operations, cash flows and access to capital. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.

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

PART I

ITEM 1.    BUSINESS

        This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates and projections as of the date of this filing. These statements by their nature are subject to risks, uncertainties, and assumptions and are influenced by various factors. As a consequence, actual results may differ materially from those expressed in the forward-looking statements. See "Cautionary Note Regarding Forward Looking Statements" and "Risk Factors" located in this Annual Report on Form 10-K.

        In this section, references to "Company," "we," "us," "our," and "Midstates" when used in the present tense, prospectively or for historical periods since April 25, 2012, refer to Midstates Petroleum Company, Inc. and its subsidiary, and for historical periods prior to April 25, 2012, refer to Midstates Petroleum Holdings LLC and its subsidiary, unless the context indicates otherwise.

General

        Midstates Petroleum Company, Inc. was incorporated pursuant to the laws of the State of Delaware on October 25, 2011 to become a holding company for Midstates Petroleum Company LLC ("Midstates Sub"), which was previously a wholly-owned subsidiary of Midstates Petroleum Holdings LLC. Pursuant to the terms of a corporate reorganization that was completed in connection with the closing of Midstates Petroleum Company, Inc.'s initial public offering on April 25, 2012, all of the interests in Midstates Petroleum Holdings LLC were exchanged for newly issued common shares of Midstates Petroleum Company, Inc., and as a result, Midstates Sub became a wholly-owned subsidiary of Midstates Petroleum Company, Inc. and Midstates Petroleum Holdings LLC ceased to exist as a separate entity. Our common stock, par value $0.01 per share, has been listed on the New York Stock Exchange (the "NYSE") since April 2012.

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

        On May 1, 2014, the Company closed on the sale of all of its ownership interest in developed and undeveloped acreage in the Pine Prairie field area of Evangeline Parish, Louisiana to a private buyer for a purchase price of $170 million in cash, before customary post-closing adjustments. Acreage subject to the transaction totaled 3,907 gross (3,757 net) acres, and did not include our acreage and production in the western part of Louisiana in Beauregard and Calcasieu Parish or other undeveloped acreage held outside the Pine Prairie field.

        The Company has oil and gas operations and properties in Oklahoma, Texas and Louisiana. At December 31, 2014, the Company operated oil and natural gas properties as one reportable segment engaged in the exploration, development and production of oil, natural gas liquids ("NGLs") and natural gas. The Company's management evaluated performance based on one reportable segment as there were not significantly different economic or operational environments within its oil and natural gas properties.

        The following table summarizes, by areas of operation, our estimated proved reserves as of December 31, 2014, their corresponding pre-tax PV-10 values and our fourth quarter 2014 average daily production rates:

							Average Daily Production for Three Months Ended December 31, 2014
	Proved Reserves(1)
						PV-10(3)
	Oil (MBbl)	NGL (MBbl)	Gas (MMcf)	Total(2) (MBoe)
					% Oil(4)	(in thousands)	(Boe/day)
Areas of Operation
Mississippian	51,494	28,957	350,064	138,796	58%	$2,055,345	25,039
Anadarko Basin	4,963	3,011	26,176	12,336	65%	262,705	7,337
Gulf Coast	1,785	560	1,605	2,612	90%	68,336	1,388

Total	58,242	32,528	377,845	153,744	59%	$2,386,386	33,764

Discounted Future Income Taxes						(513,025)

Standardized Measure of Discounted Future Net Cash Flows(3)						$1,873,361

(1)
Oil, natural gas liquids and natural gas reserve quantities and related discounted future net cash flows have been derived from oil, natural gas liquids and natural gas prices calculated using an average of the first-day-of-the month price for each month within the 12 months ended December 31, 2014, pursuant to current SEC and FASB guidelines and were $94.99/Bbl for oil, $39.17/Bbl for NGLs and $4.35 per MMBtu for natural gas.

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

(4)
Includes volumes attributable to oil and NGLs.

        During 2014, we incurred the following operational and total capital expenditures (in thousands):

	For the Three Months Ended December 31, 2014	For the Twelve Months Ended December 31, 2014
Drilling and completion activities	$116,279	$511,295
Acquisition of acreage and seismic data	4,032	19,150

Operational capital expenditures incurred	$120,311	$530,445
Capitalized G&A, office, ARO & other	2,789	12,081
Capitalized interest	1,870	12,414

Total capital expenditures incurred	$124,970	$554,940

        As noted above, we incurred operational capital expenditures of $530.4 million during the year ended December 31, 2014, of which $383.2 million was spent in the Mississippian Lime, $139.8 million was spent in the Anadarko Basin and $7.4 million was spent in the Gulf Coast area. We expect to invest between $250 million and $275 million of capital for exploration, development and lease and seismic acquisition in 2015. Additionally, we expect to capitalize between $4 million and $6 million of interest expense.

Strategies

        Our goal is to grow our reserves, production and cash flows at an attractive rate of return on invested capital. To achieve these objectives, we strive to:

  •
  Operate in a safe and environmentally responsible manner;

  •
  Allocate capital to projects that generate the highest returns;

  •
  Maintain a sustainable, diverse inventory of low-cost, high-margin resource plays;

  •
  Drill in the highest potential areas of the resource plays in which we operate;

  •
  Build contiguous acreage positions that drive operating efficiencies;

  •
  Be the operator of our assets, whenever possible;

  •
  Be the low-cost driller and producer in each area where we operate;

  •
  Utilize derivative contracts to mitigate the impact of oil, NGL or natural gas price volatility, while locking in acceptable cash flows required to support future capital expenditures; and

  •
  Attract and retain the best people.

        Development of our multi-year drilling inventory.    We intend to drill and develop our current acreage position to maximize the value of our primarily oil and liquids rich resource potential from resource plays in our core areas of operation where we can capitalize on our operating expertise. For 2015, we plan to allocate substantially all of our drilling and completions capital budget to development activities in the Mississippian area, based on the relatively stronger economic returns expected from these assets in the current commodity price and cost environment.

  •
  Mississippian.  Our Mississippian assets acquired on October 1, 2012 are located in Oklahoma and target the Mississippian Lime and Hunton formations. The Mississippian Lime is an expansive carbonate hydrocarbon system located in the Anadarko Basin, primarily in northern Oklahoma. We currently intend to continue development of these liquids rich properties using horizontal wells and multi-stage frac technology. The Hunton formation is a limestone formation that produces primarily natural gas from our acreage in Lincoln County, Oklahoma. Because the Hunton targets primarily natural gas, our capital deployment will be focused on the Mississippian Lime until natural gas prices demonstrate sustained improvement from recent levels. At December 31, 2014, we had approximately 99,100 gross (79,000 net) acres under lease in the area, comprised of approximately 78,100 gross (66,300 net) leased acres in the Mississippian Lime and approximately 21,000 gross (12,700 net) acres in the Hunton. As of December 31, 2014, we had six drilling rigs in operation, and we currently have four drilling rigs in operation. We expect to spud between 58 to 64 gross (46 to 52 net) horizontal wells, including non-operated wells, during 2015 on this acreage.

  •
  Anadarko Basin.  Our Anadarko Basin assets acquired on May 31, 2013 are located in Western Oklahoma and Texas and target multiple objectives in the Pennsylvanian section. We target the Cleveland, Marmaton, Cottage Grove and Tonkawa formations in the Anadarko Basin by utilizing horizontal wells and multi-stage frac technology. At December 31, 2014, we had approximately 161,500 gross (122,600 net) acres under lease in the Anadarko Basin, comprised of approximately 44,100 gross (32,300 net) leased acres in Oklahoma and approximately 117,400 gross (90,300 net) acres in the Texas. As of December 31, 2014, we did not have any drilling rigs in operation in this area. In the current price environment, we do not expect to spud any wells on this acreage during 2015. We intend to continue to evaluate this prospective acreage for future drilling plans if commodity prices continue to decline and/or drilling and completion costs experience sustained improvement.

  •
  Gulf Coast.  At December 31, 2014 we had approximately 68,200 gross (50,600 net) acres under lease and/or lease option. On March 5, 2014, we executed a Purchase and Sale Agreement ("PSA") to sell all of our ownership interest in developed and undeveloped acreage in the Pine Prairie field area of Evangeline Parish, Louisiana to a private buyer. Acreage subject to the transaction totaled 3,907 gross (3,757 net) acres and closed on May 1, 2014. On June 25, 2014, we entered into an exploration agreement with PetroQuest Energy ("PetroQuest") to sell 50% of our ownership interest in the Fleetwood prospect area in Louisiana. During 2015, we plan to participate with PetroQuest and other owners in the joint exploration and development of the Fleetwood area in Iberville, Point Coupee, and West Baton Rouge Parish, Louisiana. We executed a PSA in March 2015 for the sale of our Dequincy assets, our only remaining producing properties in Louisiana, for total consideration of $44 million (subject to customary purchase price adjustments). The PSA includes our ownership interest in developed and undeveloped acreage totaling approximately 12,700 net mineral acres in the Dequincy area. During the fourth quarter 2014, the properties produced approximately 1,300 Boe per day. The transaction does not include our acreage and interests in the Fleetwood area of Louisiana. The net proceeds from the sale will be used to pay down a portion of the outstanding borrowings under our revolving credit facility and for general corporate purposes. The transaction has an effective date of March 1, 2015 and is expected to close on or before April 30, 2015, subject to customary closing conditions. In the last year, we have shifted capital from the Gulf Coast area and as of December 31, 2014 we did not have any operated rigs active in the area. Our intent is to continue high grading inventory in Louisiana for future capital deployment. Other than the Fleetwood project, we expect limited development activity in the Gulf Coast area in 2015 as we continue focusing on the development of our Mississippian assets.

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

        Selectively increase our acreage position.    While we believe our existing acreage positions provide significant growth opportunities, we continue to strategically increase our leasehold position in what we believe are the most prospective areas of our acreage. We believe our current Oklahoma and Texas acreage is highly prospective in the Pennsylvanian and Mississippian Lime sections and may be prospective in both shallower and deeper geologic sections.

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

        Extensive technical knowledge in our areas of operations.    In our Mississippian Lime area, we believe our team's early experience operating in this trend gives us a competitive advantage with respect to geological understanding, drilling and completion techniques and infrastructure development. In the Anadarko Basin area, that we have a history of drilling horizontally in several of the Pennsylvanian sands since 2005. We have had operations in the Upper Gulf Coast Tertiary trend since 1993. We believe our extensive operating experience in the trend provides us with an expansive technical understanding and ability to optimize production from these properties. We believe we have developed amicable and mutually beneficial relationships with acreage owners in all of our core operating areas, which we believe also provides us with a competitive advantage with respect to our leasing and development activity. We also benefit from long-term relationships with local service companies and infrastructure providers that we believe contribute to our efficient low-cost operations.

Summary of Oil and Gas Properties and Operations

Mississippian Lime

        At December 31, 2014, our Mississippian Lime assets consisted of approximately 66,300 net prospective acres in the Mississippian Lime trend, with 64,100 net acres in Woods and Alfalfa Counties of Oklahoma, which we currently believe is the core of the trend. We currently intend to develop these liquids-rich properties using horizontal wells. We also own approximately 12,700 net acres in Lincoln County, Oklahoma, which produces from, and is prospective in, the Hunton formation.

        Our properties in this area represented 90% of our total proved reserves as of December 31, 2014. As of December 31, 2014, we held an average working interest and average net revenue interest of 69% and 55%, respectively, in this area.

        For the three months ended December 31, 2014 and 2013 and the years ended December 31, 2014 and 2013, our average daily production from this area was as follows:

	Three Months Ended December 31,			Years Ended December 31,
	2014	2013	Increase in Production	2014	2013	Increase in Production
Average daily production:
Oil (Bbls)	10,060	6,325	59%	8,411	4,567	84%
Natural gas liquids (Bbls)	4,809	3,622	33%	4,437	2,620	69%
Natural gas (Mcf)	61,025	45,794	33%	52,024	34,784	50%

Net Boe/day	25,039	17,579	42%	21,518	12,985	66%

        During 2014, we invested approximately $383.2 million and spud 76 net horizontal wells in this region. In the three months ended December 31, 2014, we spud 16 net wells and brought 24 net wells online. Of the 16 net wells spud during the quarter, three were drilling, 10 were awaiting completion and three were producing at year-end.

        Our main operating area in the Mississippian Lime is defined by de-risked acreage primarily in Woods County, where we are engaged in development drilling. Our current development drilling is targeting the Mississippian Lime interval, where we anticipate ultimate development of at least four horizontal wells per 640 acre section. We are also testing different drilling and completion techniques to determine the most cost effective design in this area.

        In 2015, we plan to invest approximately $250 million to $275 million in the spudding of between 58 to 64 gross wells, including non-operated wells. Our plans are to continue to actively develop this area while evaluating exploration potential beyond our current position.

Expansion Areas within Mississippian Lime

        The majority of our rigs currently operating in the Mississippian Lime are focused on infill drilling in our core area; during 2015, we plan to drill four to six wells to extend our de-risked acreage to the west and hold acreage.

Anadarko Basin

        Our Anadarko Basin assets were acquired on May 31, 2013, and at December 31, 2014, consisted of approximately 122,600 net acres in the Anadarko Basin, with 90,300 net acres in Texas and 32,300 net acres in western Oklahoma. We took over operation of the properties on December 1, 2013. As of December 31, 2014, we did not have any drilling rigs in operation in this area.

        Our properties in this area represented 8% of our total proved reserves as of December 31, 2014. As of December 31, 2014, we held an average working interest and average net revenue interest of 66% and 52%, respectively, in this area.

        For the three months ended December 31, 2014 and 2013 and the years ended December 31, 2014 and 2013, our average daily production from this area was as follows:

	Three Months Ended December 31,			Years Ended December 31,
	2014	2013	Decrease in Production	2014	2013(1)	Increase in Production
Average daily production:
Oil (Bbls)	3,343	3,940	(15)%	4,014	2,239	79%
Natural gas liquids (Bbls)	1,703	1,816	(6)%	1,766	1,082	63%
Natural gas (Mcf)	13,749	16,190	(15)%	14,930	9,559	56%

Net Boe/day	7,337	8,454	(13)%	8,269	4,914	68%

(1)
Note that as the Anadarko Basin Acquisition closed on May 31, 2013, this represents the impact to average annual production for the period of May 31, 2013 through December 31, 2013.

        During 2014, we invested approximately $139.8 million and spud 26 net horizontal wells in the area. In the three months ended December 31, 2014, we spud three net wells and brought two net wells online. Of the three net wells spud during the quarter, two were awaiting completion and one was producing at year-end. Since year-end, three wells have been completed and brought online.

        In the current commodity price and drilling and completion cost environment, we do not currently plan to spud any wells on this acreage during 2015, however we will continue to evaluate for opportunities. For 2015, our efforts will focus on reducing well maintenance costs and production downtime and these efforts alone will not be sufficient to arrest the natural decline in production that occurs as we deplete our developed reserves. Additionally, because of our limited capital resources, we may allow leasehold rights on acreage not held by production to expire, which could reduce our future drilling opportunities in this area.

Gulf Coast

        In the Gulf Coast, our current acreage positions and evaluation efforts are concentrated in Louisiana in the Wilcox interval of the Upper Gulf Coast Tertiary trend and is characterized by well-defined geology, including tight sands featuring multiple productive zones typically located within large geologic traps. As of December 31, 2014, we had including acreage in the Fleetwood area, approximately 50,600 net acres in the trend under lease and/or lease option.

        We closed on the sale of producing properties and undeveloped acreage in the Pine Prairie field area of Evangeline Parish, Louisiana on May 1, 2014 for estimated net proceeds of $147.5 million in cash, after post-closing adjustments. The sale has an effective date of November 1, 2013. Acreage subject to the transaction totaled 3,907 gross (3,757 net) acres, and did not include our acreage and production in the western part of Louisiana in Beauregard Parish or other undeveloped acreage held outside the Pine Prairie field. Production from the assets included in this sale averaged 626 and 3,453 Boe/d during the years ended December 31, 2014 and 2013, respectively, and 2,366 Boe/d during the quarter ended December 31, 2013. There was no production from Pine Prairie during the quarter ended December 31, 2014. Our remaining Gulf Coast areas of operation are concentrated in the South Bearhead and North Coward's Gully fields.

        On June 25, 2014, we entered into an exploration agreement with PetroQuest to sell 50% of our ownership interest in the Fleetwood prospect area in Louisiana. We plan to participate with PetroQuest and other owners in the joint exploration and development of the Fleetwood area in Iberville, Point Coupee, and West Baton Rouge Parish, Louisiana. There are currently three wells planned to be spud in the first six months of the year; we will have a carried working interest ranging from 25% to 50% in those wells. The carried working interest is capped at a total credit of $14 million.

        In March 2015, we executed a PSA for the sale of our Dequincy assets, our only remaining producing properties in Louisiana, for total consideration of $44 million (subject to customary purchase price adjustments). The PSA includes our ownership interest in developed and undeveloped acreage totaling approximately 12,700 net mineral acres in the Dequincy area. During the fourth quarter 2014, the properties produced approximately 1,300 Boe per day. The transaction does not include our acreage and interests in the Fleetwood area of Louisiana. The net proceeds from the sale will be used to pay down a portion of the outstanding borrowings under our revolving credit facility and for general corporate purposes. The transaction has an effective date of March 1, 2015 and is expected to close on or before April 30, 2015, subject to customary closing conditions.

        Our properties in this area represented 2% of our total proved reserves as of December 31, 2014. As of December 31, 2014, we held an average working interest and average net revenue interest of 96% and 75%; respectively, in this area.

        For the quarter ended December 31, 2014 and 2013, and years ended December 31, 2014 and 2013, our average daily production from the area was as follows:

	Three Months Ended December 31,			Years Ended December 31,
	2014(1)	2013	Decrease in Production	2014(1)	2013	Decrease in Production
Average daily production:
Oil (Bbls)	959	3,375	(72)%	1,669	3,890	(57)%
Natural gas liquids (Bbls)	278	995	(72)%	419	1,008	(58)%
Natural gas (Mcf)	911	4,706	(81)%	1,574	6,772	(77)%

Net Boe/day	1,388	5,154	(73)%	2,350	6,027	(61)%

(1)
Note that as the Pine Prairie Disposition closed on May 1, 2014, this represents the majority of the impact to average annual production for the period of January 1, 2014 through May 1, 2014.

        In the last year, we have shifted capital to the Mississippian Lime assets and as of December 31, 2014 did not have any rigs in operation in the Gulf Coast. Our intent is to continue high grading inventory in Louisiana for future capital deployment. Other than the Fleetwood area, we expect limited activity as we continue focusing on our Mississippian assets. We currently have no drilling rigs operating in this area as we have devoted our capital to developing our Mississippian Lime assets; however, we plan to continue to evaluate our acreage as well as other potential exploration opportunities in the Gulf Coast area. Because of our limited activity in this area, our production will continue to decline as we deplete our developed reserves.

Estimated Proved Reserves

	Oil (MBbl)	NGL (MBbl)	Gas (MMcf)	Total (MBoe)
2012
Proved Reserves
Beginning Balance	15,716	4,031	38,692	26,196
Revision of previous estimates	(1,368)	(193)	(8,533)	(2,982)
Extensions, discoveries and other additions	12,262	3,232	32,646	20,935
Purchases of reserves in place	13,010	7,745	85,293	34,969
Production	(2,093)	(617)	(5,695)	(3,659)

Net proved reserves at December 31, 2012	37,527	14,198	142,403	75,459
Proved developed reserves, December 31, 2012	13,207	5,437	54,775	27,774
Proved undeveloped reserves, December 31, 2012	24,320	8,761	87,628	47,685
2013
Proved Reserves
Beginning Balance	37,527	14,198	142,403	75,459
Revision of previous estimates	(13,511)	(3,259)	(20,762)	(20,230)
Extensions, discoveries and other additions	17,538	8,812	103,551	43,608
Purchases of reserves in place	17,242	8,124	73,653	37,642
Production	(3,897)	(1,719)	(18,647)	(8,724)

Net proved reserves at December 31, 2013	54,899	26,156	280,198	127,755
Proved developed reserves, December 31, 2013	19,853	10,321	111,410	48,743
Proved undeveloped reserves, December 31, 2013	35,046	15,835	168,788	79,012
2014
Proved Reserves
Beginning Balance	54,899	26,156	280,198	127,755
Revision of previous estimates	(11,563)	(4,444)	(41,510)	(22,925)
Extensions, discoveries and other additions	30,232	15,414	188,336	77,035
Sales of reserves in place	(10,182)	(2,181)	(24,166)	(16,391)
Production	(5,144)	(2,417)	(25,013)	(11,730)

Net proved reserves at December 31, 2014	58,242	32,528	377,845	153,744
Proved developed reserves, December 31, 2014	27,181	16,443	179,972	73,620
Proved undeveloped reserves, December 31, 2014	31,061	16,085	197,873	80,124

        Our proved reserves have grown from 75.5 to 127.8 MMBoe from year end 2012 to year end 2013 and from 127.8 to 153.7 MMBoe from year end 2013 to year end 2014. Our reserve growth in these periods is due directly to the extensions and discoveries associated with our drilling activities in each year and, during 2012, the Eagle Property Acquisition and during 2013, the Anadarko Basin Acquisition. As a result, we have increased our average daily production at a compound annual growth rate of 79% from 995 Boe/d in the year ended December 31, 2008 to 32,137 Boe/d in the year ended December 31, 2014.

        Our proved developed reserves have increased 24.9 MMBoe from 48.7 MMBoe (or 38% of total reserves) to 73.6 (or 48% of total reserves) as a result of our drilling activities. Our proved undeveloped reserves have grown from 79.0 MMBoe to 80.1 MMBoe from December 31, 2013 to December 31, 2014. During this time, we spent $237 million of our capital expenditures on drilling proved undeveloped locations and converted 14.9 MMBoe from proved undeveloped reserves to proved developed reserves. In addition, we added 77.0 MMBoe of proved undeveloped reserves through extensions and discoveries and had net negative revisions of 22.9 MMBoe related to proved undeveloped reserves, of which 3.1 MMBoe related to reductions at our Gulf Coast area and 22.1 MMBoe related to reductions in our Anadarko Basin area, offset by 2.3 MMBoe in positive revisions in the Mississippian Lime area. These net negative revisions in the Gulf Coast were primarily due to our lack of future development plans in this area. The net negative revisions in the Anadarko Basin were primarily due to our current drilling plans which did not allow for development of these proved undeveloped reserves within five years of their initial booking.

        In addition, 16.4 MMBoe of reserves were sold as a result of the Pine Prairie Disposition, which closed on May 1, 2014.

        All of our proved undeveloped reserves as of December 31, 2014 are expected to be developed within five years of their initial booking.

Independent petroleum engineers

Mississippian Lime, Anadarko, and Gulf Coast Area Reserves

        For our Mississippian Lime and Anadarko area, our estimated reserves and related future net revenues at December 31, 2014 are based on reports prepared by Cawley, Gillespie & Associates, Inc. ("CGA"), in accordance with generally accepted petroleum engineering and evaluation principles and definitions and guidelines in effect during such period established by the SEC. For our Anadarko area, our estimated reserves and related future net revenues at December 31, 2013 are based on reports prepared by Cawley, Gillespie & Associates, Inc. ("CGA"), in accordance with generally accepted petroleum engineering and evaluation principles and definitions and guidelines in effect during such period established by the SEC.

        The reserves estimates shown herein have been independently evaluated by CGA, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. CGA was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-693. Within CGA, the technical person primarily responsible for preparing the estimates set forth in the reserves report incorporated herein was Mr. Zane Meekins. Mr. Meekins has been a practicing consulting petroleum engineer at CGA since 1989. Mr. Meekins is a Registered Professional Engineer in the State of Texas (License No. 71055) and has over 27 years of practical experience in petroleum engineering, with over 25 years of experience in the estimation and evaluation of reserves. He graduated from Texas A&M University in 1987 with a Bachelor of Science degree in Petroleum Engineering. Mr. Meekins meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserve definitions and guidelines.

        Our estimated reserves and related future net revenues for the Mississippian Lime area at December 31, 2013 and 2012 were based on reports prepared by NSAI, in accordance with generally accepted petroleum engineering and evaluation principles and definitions and guidelines in effect during such period established by the SEC.

        Our estimated reserves and related future net revenues at December 31, 2014 for the Gulf Coast area are based on reports prepared by Netherland, Sewell & Associates, Inc. ("NSAI"), in accordance with generally accepted petroleum engineering and evaluation principles and definitions and guidelines in effect during such period established by the SEC. Our estimated reserves and related future net revenues for the Gulf Coast area at December 31, 2013 and 2012 were based on reports prepared by NSAI, in accordance with generally accepted petroleum engineering and evaluation principles and definitions and guidelines in effect during such period established by the SEC.

        The reserves estimates shown herein have been independently evaluated by Netherland, Sewell & Associates, Inc. (NSAI), a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein are Mr. Robert C. Barg and Mr. Philip R. Hodgson. Mr. Barg, a Licensed Professional Engineer in the State of Texas (No. 71656), has been practicing consulting petroleum engineering at NSAI since 1989 and has over 6 years of prior industry experience. He graduated from Purdue University in 1983 with a Bachelor of Science Degree in Mechanical Engineering. Mr. Hodgson, a Licensed Professional Geoscientist in the State of Texas, Geology (No. 1314), has been practicing consulting petroleum geoscience at NSAI since 1998 and has over 14 years of prior industry experience. He graduated from University of Illinois in 1982 with a Bachelor of Science Degree in Geology and from Purdue University in 1984 with a Master of Science Degree in Geophysics. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

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

Internal controls over reserves estimation process

        We maintain an internal staff of petroleum engineers, land and geoscience professionals who work closely with our independent reserve engineers to ensure the integrity, accuracy and timeliness of data furnished to NSAI and CGA in their reserves estimation process. The primary inputs to the reserve estimation process are comprised of technical information, financial data, ownership interests and production data. All field and reservoir technical information, which is updated annually, is assessed for validity when the reservoir engineers hold technical meetings with geoscientists, operations and land personnel to discuss field performance and to validate future development plans. Current revenue and expense information is obtained from the Company's accounting records, which are subject to external quarterly reviews, annual audits and their own set of internal controls over financial reporting. All current financial data such as commodity prices, lease operating expenses, production taxes and field commodity price differentials are updated in the reserve database and then analyzed to ensure that they have been entered accurately and that all updates are complete. The Company's current ownership in mineral interests and well production data are incorporated into the reserve database as well and verified to ensure their accuracy and completeness. At December 31, 2014, Mick Matejka, our Director—Corporate Reserves, was the technical person primarily responsible for overseeing the preparation of our reserve estimates and reported directly to the CEO. Mr. Matejka has over 15 years of experience in the estimation and evaluation of oil and gas assets. Mr. Matejka started his career with Royal Dutch Shell working as a reservoir engineer for various asset teams in the Gulf of Mexico and the Lower 48, and eventually as exploration portfolio manager. Prior to joining Midstates Petroleum in 2012, Mr. Matejka had been a Sr. District engineer with Samson Resources, responsible for the evaluation of Samson's Haynesville shale asset. At Midstates Mr. Matejka headed the engineering evaluation of both the Eagle Energy and Panther Energy acquisitions, prior to transitioning into the role of Director—Corporate Reserves. Mr. Matejka graduated from the University of Leoben, Austria as Diplom Ingenieur in Petroleum Business in 1998 and from the University of Oklahoma in 2001 with a Master of Science Degree in Petroleum Engineering. Furthermore Mr. Matejka holds an MBA from Heriot-Watt University, UK. Throughout each fiscal year, our technical team meets with representatives of our independent reserve engineers to review properties and discuss methods and assumptions used in preparation of the proved reserves estimates. While we have no formal committee specifically designated to review reserves reporting and the reserves estimation process, the reserve report is reviewed by our senior management with representatives of our independent reserve engineers and internal technical staff.

        In connection with our annual evaluation of the effectiveness of our internal control over financial reporting for the year ended December 31, 2013, we determined that, as of December 31, 2013, we did not maintain effective internal control over the accuracy and valuation of oil and gas reserves estimates. During the year ended December 31, 2014, we have made changes in our internal control over financial reporting (specifically over the preparation of oil and gas reserve estimates) that have materially affected our internal control over financial reporting. For the year ended December 31, 2014, management concluded that the material weakness over the preparation of oil and gas reserve estimates (previously identified during the year ended December 31, 2013) had been remediated and that the Company maintained effective internal control over the accuracy and valuation of the oil and gas estimates. Please see "Management's Annual Report on Internal Control over Financial Reporting" in Item 9A of this Annual Report.

Production, revenues and price history

        Oil and natural gas are commodities. The price that we receive for the oil and natural gas we produce is largely a function of market supply and demand. Demand for oil and natural gas in the United States has increased dramatically during the past decade. However, the economic slowdown during the second half of 2008 and through 2009 reduced this demand. Demand for oil increased during 2010, 2011 and 2012, but demand for natural gas has remained sluggish and the price of natural gas has remained relatively depressed due to increasing supplies from shale plays. Additionally, the price of oil substantially declined in the fourth quarter of 2014 due to a variety of macro economic factors, including increasing supply, strengthening of the US dollar and forecasts of slower worldwide economic growth. Commodity prices have varied substantially over the past year. The spot natural gas prices during 2014 ranged from a high of $8.15 to a low of $2.99 per MMBtu and the spot oil prices during 2014 ranged from a high of $107.95 to a low of $53.45 per Bbl. Thus far in 2015, commodity prices have continued to be depressed and volatile, with spot natural gas prices ranging from a high of $3.32 to a low of $2.62 per MMBtu and the spot oil prices ranging from a high of $53.56 to a low of $44.08 per Bbl through March 2, 2015. Demand is impacted by general economic conditions, weather and other seasonal conditions. Over or under supply of oil or natural gas can result in substantial price volatility. Historically, commodity prices have been volatile and we expect that volatility to continue in the future. A continued substantial or extended decline in oil or natural gas prices or poor drilling results could have a material adverse effect on our financial position, results of operations, cash flows, quantities of oil and natural gas reserves that may be economically produced and our ability to access capital markets. The following table sets forth information regarding oil, NGLs and natural gas production, revenues and realized prices and production costs for the years ended December 31, 2014, 2013 and 2012. For additional information on price calculations, see information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operation."

	Years Ended December 31,
	2014	2013	2012
Operating Data:
Net production volumes:
Oil (MBbls)	5,144	3,904	2,093
NGLs (MBbls)	2,417	1,719	617
Natural gas (MMcf)	25,013	18,657	5,695
Total oil equivalents (MBoe)	11,730	8,733	3,659
Average daily production (Boe/d)	32,137	23,927	9,999
Average Sales Prices:
Oil, without realized derivatives (per Bbl)	$90.71	$99.18	$104.35
Oil, with realized derivatives (per Bbl)	$87.40	$93.41	$95.05
Natural gas liquids, without realized derivatives (per Bbl)	$36.31	$36.26	$38.27
Natural gas liquids, with realized derivatives (per Bbl)	$36.40	$37.09	$40.48
Natural gas, without realized derivatives (per Mcf)	$3.97	$3.39	$2.81
Natural gas, with realized derivatives (per Mcf)	$3.91	$3.58	$3.21
Costs and Expenses (per Boe of production):
Lease operating and workover	$6.79	$8.41	$8.34
Gathering and transportation	$1.14	$0.62	$—
Severance and other taxes	$2.07	$3.12	$6.81
Asset retirement accretion	$0.15	$0.17	$0.20
Depreciation, depletion and amortization	$23.01	$28.67	$34.32
Impairment of oil and gas properties	$7.37	$51.91	$—
General and administrative	$4.15	$6.10	$8.35
Acquisition and transaction costs	$0.35	$1.35	$4.07
Other	$0.44	$0.07	$—

        The following table sets forth information regarding oil, NGLs and natural gas daily production for each of the fields that represented more than 15% of our estimated total proved reserves as of December 31, 2014:

	Years Ended December 31,
	2014	2013	2012
Mississippian(1)
Daily production volumes:
Oil (Bbls)	8,401	4,550	203
NGLs (Bbls)	4,093	1,908	123
Natural gas (Mcf)	50,164	30,070	1,289

Total oil equivalents (Net Boe/day)	20,854	11,470	541

Anadarko(2)
Daily production volumes:
Oil (Bbls)	4,014	2,239	—
NGLs (Bbls)	1,766	1,082	—
Natural gas (Mcf)	14,930	9,559	—

Total oil equivalents (Net Boe/day)	8,269	4,914	—

(1)
These volumes represent only Mississippian Lime production and do not include Hunton production volumes.

(2)
Anadarko production volumes for 2013 include production from May 31, 2013, the date of acquisition of the Anadarko Basin Properties, through December 31, 2013.

Productive Wells

        The following table presents our total gross and net productive wells as of December 31, 2014:

	Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net
Total productive wells	611	417	54	40	665	457

        Gross wells are the number of wells in which a working interest is owned, and net wells are the total of our fractional working interest owned in gross wells.

Acreage

        The following table sets forth certain information regarding the developed and undeveloped acreage in which we have a controlling interest as of December 31, 2014 for each of our operating areas. Acreage related to royalty, overriding royalty and other similar interests is excluded from this summary.

	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Mississippian Lime	82,778	65,627	16,299	13,390	99,077	79,017
Anadarko Basin	118,386	95,306	43,092	27,294	161,478	122,600
Gulf Coast	10,785	10,783	57,375	39,796	68,160	50,579

Total	211,949	171,716	116,766	80,480	328,715	252,196

Undeveloped Acreage Expirations

        The following table sets forth the number of gross and net undeveloped acres as of December 31, 2014 that will expire over the next three years by operating area unless production is established within the spacing units covering the acreage or we make additional lease rental payments prior to the expiration dates:

	Expiring 2015		Expiring 2016		Expiring 2017
	Gross	Net	Gross	Net	Gross	Net
Mississippian Lime	3,300	2,385	7,970	6,911	3,473	3,021
Anadarko Basin	17,235	10,917	9,984	6,324	15,846	10,032
Gulf Coast	15,880	14,958	16,525	11,206	13,484	8,483

Total Undeveloped Acreage Expirations	36,415	28,260	34,479	24,411	32,803	21,536

        Approximately 6% of our net acreage, including acreage under option, was acquired in 2014, with the majority of such leases under three year primary term leases. In addition, our typical lease terms along with unit regulatory rules generally provide us flexibility to continue lease ownership through either establishing production or actively drilling prospects. Because of our limited capital resources and reduced activity levels in the Anadarko Basin and Gulf Coast, we may allow leasehold rights on acreage not held by production to expire in these areas, which could reduce our future drilling opportunities. Based on current pricing and current drilling plans, we impaired the remaining Anadarko basin unevaluated property to the full cost pool during the fourth quarter of 2014.

Drilling Activity

        The following table summarizes our drilling activity for the years ended December 31, 2014, 2013 and 2012. Gross wells reflect the sum of all wells in which we own an interest. Net wells reflect the sum of our working interests in gross wells.

	Years Ended December 31,
	2014		2013		2012
	Gross	Net	Gross	Net	Gross	Net
Development wells:
Productive	119	97	121	98	68	64
Dry holes	—	—	1	1	7	7

Total	119	97	122	99	75	71
Exploratory wells:
Productive	1	1	—	—	4	3
Dry holes	—	—	2	2	—	—

Total	1	1	2	2	4	3

Total wells	120	98	124	101	79	74

        As of December 31, 2014, there were four gross (and net) development wells currently drilling; no exploratory wells were being drilled.

        After peaking in 2013, our drilling activity has decreased over the last several months. At December 31, 2014 we were operating six drilling rigs on our properties and we are currently operating four drilling rigs. Our recent drilling activity has primarily focused on development and delineation and appraisal of our primary operating areas in the Mississippian and Anadarko Basin. In addition to the drilling activity listed above, a portion of our capital program over the last three years has also been focused on re- entering and recompleting productive zones in existing wellbores. For the year ended December 31, 2014, we did not have any operated wells that were deemed dry holes. However, as part of our exploration agreement with PetroQuest (discussed above), one well was drilled and deemed a dry hole in the Lower Wilcox during the first quarter of 2015.

Marketing and Major Customers

        We sell our oil, NGLs and natural gas to third-party purchasers. We are not dependent upon, or contractually limited to, any one purchaser or small group of purchasers other than in our Mississippian region, where a portion of our natural gas production is dedicated to one purchaser for the economic life of the relevant assets. For the year ended December 31, 2014, Plains Marketing, Semgas, Phillips66 and Valero Marketing accounted for 28%, 18%, 15% and 12% of our revenues, respectively. For the year ended December 31, 2013, ConocoPhillips, Chevron, Gulfmark, Semgas and Valero Marketing accounted for 28%, 16%, 13%, 12%, and 11% of our revenues, respectively. For the year ended December 31, 2012, Chevron, Gulfmark and Targa accounted for 41%, 32% and 10% of our revenues, respectively. Due to the nature of oil, natural gas and NGL markets, and because we sell our oil production to purchasers that transport by truck rather than by pipelines, we do not believe the loss of a single purchaser or a few purchasers would materially adversely affect our ability to sell our production.

        We are party to a gas purchase, gathering and processing contract (as amended and effective June 1, 2013) in the Mississippian Lime region, which includes certain minimum natural gas and NGL volume commitments. To the extent we do not deliver natural gas volumes in sufficient quantities to generate, when processed, the minimum levels of recovered NGLs, we would be required to reimburse the counterparty an amount equal to the sum of the monthly shortfall, if any, multiplied by a fee of roughly $0.08 to $0.125 per gallon (subject to annual escalation). The NGL volume commitments range from 2,800 Bbls to 5,780 Bbls per day for each monthly accounting period over the remaining term of the contract. Additionally, we are obligated to deliver a total of 38,100,000 MMBtus and 76,200,000 MMBtus during the first 30 months and 60 months of the contract, respectively. During the first 30 months, any shortfall in delivered volumes would result in a payment to the counterparty equal to the shortfall amount multiplied by a fee of approximately $0.36 per MMBtu. During the first 60 months, any shortfall in delivered volumes would result in a payment to the counterparty equal to the shortfall amount multiplied by a fee of approximately $0.36 per MMBtu, provided that we would receive volumetric credit for any deficiency payment made after the initial 30 months. As of January 31, 2015, we have delivered 62,573,054 MMBtu. We are currently delivering at least the minimum volumes required under these contractual provisions and do not expect to incur any future volumetric shortfall payments during the term of this contract.

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

        Winter weather conditions can limit or temporarily halt our drilling and producing activities and other oil and natural gas operations, including gas processing, access to electricity and transportation. Additionally, once production comes back online following a cessation due to weather, it may take a period of time before production from a well reaches the level it was at prior to the cessation. These constraints and the resulting shortages or high costs could delay or temporarily halt our operations and materially increase our operating and capital costs. Such seasonal anomalies can also pose challenges for meeting our well drilling objectives and may increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages and increased costs or delay or temporarily halt our operations.

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

Regulation of transportation and sale of oil

        Sales of crude oil, condensate and NGLs are not currently regulated and are made at negotiated prices. Nevertheless, Congress could reenact price controls in the future. The price we receive from the sale of these products may be affected by the cost of transporting the products to market. For our oil production, all of that transportation is currently via truck and we do not rely on interstate or intrastate pipelines.

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

        The natural gas industry historically has been very heavily regulated. Therefore, we cannot provide any assurance that the less stringent regulatory approach that FERC has historically maintained will continue. However, we do not believe that any action taken will affect us in a way that materially differs from the way it affects other natural gas producers.

        The price at which we sell natural gas is not currently subject to federal rate regulation and, for the most part, is not subject to state regulation. However, with regard to our physical sales of these energy commodities, we are required to observe anti-market manipulation laws and related regulations enforced by the FERC and/or the Commodity Futures Trading Commission ("CFTC") and the Federal Trade Commission ("FTC"). Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third party damage claims by, among others, sellers, royalty owners and taxing authorities. In addition to the anti-market manipulation laws, FERC has also issued regulations to increase market transparency. Pursuant to Order No. 704, some of our operations may be required to annually report to FERC on May 1 of each year for the previous calendar year. Order No. 704 requires wholesale buyers and sellers of more than 2.2 million MMBtu of physical natural gas in the previous calendar year, including interstate and intrastate natural gas pipelines, natural gas gatherers, natural gas processors and natural gas marketers, to report on May 1 of each year aggregate volumes of natural gas purchased or sold at wholesale in the previous calendar year to the extent such transactions utilize, contribute to or may contribute to the formation of price indices. It is the responsibility of the reporting entity to determine which transactions should be reported based on the guidance of Order No. 704.

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

Regulation of production

        The production of oil and natural gas is subject to regulation under a wide range of local, state and federal statutes, rules, orders and regulations. Federal, state and local statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. All of the states in which we own and operate properties have regulations governing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum allowable rates of production from oil and natural gas wells, the regulation of well spacing, and plugging and abandonment of wells. The effect of these regulations is to limit the amount of oil and natural gas that we can produce from our wells and to limit the number of wells or the locations at which we can drill, although we can apply for exceptions to such regulations or to have reductions in well spacing. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and NGLs within its jurisdiction.

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

        In July 2010, Congress passed the Dodd-Frank Act, which incorporated an expansion of the authority of the Commodity Futures Trading Commission ("CFTC") to prohibit market manipulation in the markets regulated by the CFTC. This authority, with respect to crude oil swaps and futures contracts, is similar to the anti-manipulation authority granted to the FTC with respect to crude purchases and sales. In July 2011, the CFTC issued final rules to implement their new anti-manipulation authority. The rules subject violators to a civil penalty of up to the greater of $1 million or triple the monetary gain to the person for each violation.

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

        The following is a summary of the more significant existing environmental, and occupational health and safety laws and regulations to which our business operations are subject and for which compliance may have a material adverse impact on our capital expenditures, results of operations or financial position.

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

        We also are subject to the requirements of the Resource Conservation and Recovery Act, as amended ("RCRA"), and comparable state statutes. RCRA imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous and nonhazardous wastes. Under the authority of the EPA, most states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Although RCRA currently exempts certain drilling fluids, produced waters, and other wastes associated with exploration, development and production of oil and natural gas from regulation as hazardous wastes, we can provide no assurance that this exemption will be preserved in the future. From time to time the EPA and analogous state agencies have considered repealing or modifying this exemption, and citizens' groups have also petitioned the agency consider its repeal. Repeal or modification of this exemption or similar exemptions under state law could have a significant impact on our operating costs as well as the oil and natural gas industry in general. The impact of future revisions to environmental laws and regulations cannot be predicted. In any event, at present, these excluded wastes are subject to regulation as RCRA nonhazardous wastes. In addition, we generate petroleum hydrocarbon wastes and ordinary industrial wastes in the course of our operations that may become regulated as RCRA hazardous wastes if such wastes have hazardous characteristics.

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

Air emissions

        The Clean Air Act, as amended ("CAA"), and comparable state laws, regulate emissions of various air pollutants through air emissions standards, construction and operating permitting programs and the imposition of other compliance requirements. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. The need to obtain permits has the potential to delay the development of oil and natural gas projects. Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions related issues. For example, in 2012, the EPA published final rules under the CAA that subject oil and natural gas production, processing, transmission and storage operations to regulation under the New Source Performance Standards ("NSPS") and National Emission Standards for Hazardous Air Pollutants ("NESHAP") programs. With regards to production activities, these final rules require, among other things, that certain of the natural gas wells being fractured or re-fractured must use reduced emission completions, also known as "green completions," with or without combustion devices, beginning in January 2015. These regulations also establish specific requirements regarding emissions from production-related wet seal and reciprocating compressors and from pneumatic controllers and storage vessels. In a more recent example, in December 2014, the EPA published a proposed regulation that it expects to finalize by October 1, 2015 that would revise the National Ambient Air Quality Standard for ozone, recommending a standard between 65 to 70 parts per billion ("ppb") for both the 8-hour primary and secondary standards protective of public health and public welfare. If the EPA lowers the ozone standard, states could be required to implement more stringent regulations, which could, among other things, require installation of new emission controls on some of the drilling program's equipment, result in longer permitting timelines, and significantly increase the partnership's capital expenditures and drilling program's operating costs, which could adversely impact our business. Compliance with any one or more of these requirements could increase our costs of development and production, which costs could be significant.

Climate change

        Based on the EPA's determination that emissions of carbon dioxide, methane and other greenhouse gases ("GHGs") present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth's atmosphere and other climatic changes, the agency has adopted regulations under existing provisions of the federal CAA that, among other things, establish pre-construction and operating permit reviews for GHG emissions from certain large stationary sources that already are potential major sources of certain principal, or criteria, pollutant emissions. Facilities required to obtain permits for their GHG emissions also will be required to meet "best available control technology" standards that typically will be established by the states. In addition, the EPA has adopted regulations requiring the monitoring and annual reporting of GHG emissions from specified sources in the United States, including, among others, certain oil and natural gas production facilities, which includes certain of our operations. We are monitoring GHG emissions from our operations in accordance with the GHG emissions reporting rule and believe that our monitoring activities are in substantial compliance with applicable reporting obligations. These EPA regulations could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified facilities. We cannot predict which areas, if any, the EPA may choose to regulate with respect to GHG emissions next.

        While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, such requirements could require us to obtain permits for our GHG emissions, install costly emission controls, pay fees on the emissions data, and adversely affect demand for the oil and natural gas that we produce. For example, in January 2015, the Obama Administration announced that the EPA is expected to propose in the summer of 2015 and finalize in 2016 new regulations that will set methane emission standards for new and modified oil and natural gas production and natural gas processing and transmission facilities as part of the Administration's efforts to reduce methane emissions from the oil and natural gas sector by up to 45 percent from 2012 levels by 2025. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.

Water discharges and fluid injections

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

        Fluids resulting from oil and natural gas production, consisting primarily of salt water, are disposed by injection in belowground disposal wells. These disposal wells are regulated pursuant to the Underground Injection Control ("UIC") program established under the federal Safe Drinking Water Act and analogous state laws. The UIC program requires permits from the EPA or an analogous state agency for the construction and operation of disposal wells, establishes minimum standards for disposal well operations, and restricts the types and quantities of fluids that may be disposed. While we believe that our disposal well operations substantially comply with requirements under the UIC program, a change in disposal well regulations or the inability to obtain permits for new disposal wells in the future may affect our ability to dispose of salt water and ultimately increase the cost of our operations. For example, there exists a growing concern that the injection of saltwater and other fluids into belowground disposal wells triggers seismic activity in certain areas, including Texas and Oklahoma, where we operate. In response to these concerns, in October 2014, the Texas Railroad Commission ("TRC") published a final rule governing permitting or re-permitting of disposal wells that will require, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections and structure maps relating to the disposal area in question. If the permittee or an applicant of a disposal well permit fails to demonstrate that the injected fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be or determined to be contributing to seismic activity, then the TRC may deny, modify, suspend or terminate the permit application or existing operating permit for that well. These new seismic permitting requirements applicable to disposal wells impose more stringent permitting requirements and likely to result in added costs to comply or, perhaps, may require alternative methods of disposing of salt water and other fluids, which could delay production schedules and also result in increased costs. Similar rules may be expected to be promulgated by the Oklahoma Corporation Commission (OCC). The OCC recently posted a guidance for wells injecting into the Arbuckle formation. OCC is watching for indications that salt water injection may be contributing to significant seismic events and has recently temporarily shut in another Producer's water disposal well due to a nearby 4.0 magnitude earthquake.

Hydraulic fracturing activities

        Hydraulic fracturing is an important and common industry practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand, and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. We routinely use hydraulic fracturing techniques in many of our drilling and completion programs. Hydraulic fracturing typically is regulated by state oil and natural gas commissions, or similar state agencies, but several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has issued final CAA regulations governing performance standards, including standards for the capture of air emissions released during hydraulic fracturing; announced its intent to propose in the first half of 2015 effluent limit guidelines that wastewater from shale gas extraction operations must meet before discharging to a treatment plant; and issued in May 2014 a prepublication of its Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Also, the federal Bureau of Land Management ("BLM") issued a revised proposed rule containing disclosure requirements and other mandates for hydraulic fracturing on federal lands and the agency is now analyzing comments to the proposed rulemaking and is expected to promulgate a final rule in the first half of 2015. In addition, Congress has from time to time considered the adoption of legislation to provide for federal regulation of hydraulic fracturing under the Safe Drinking Water Act, as amended ("SDWA") and to require disclosure of the chemicals used in the hydraulic fracturing process. Some states, including Louisiana, Texas and Oklahoma, where we operate, have adopted, and other states are considering adopting legal requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities. States could elect to prohibit hydraulic fracturing altogether, such as the State of New York announced in December 2014. Local government also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. We believe that we follow applicable standard industry practices and legal requirements for groundwater protection in our hydraulic fracturing activities. Nevertheless, if new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

        In addition, certain governmental reviews are underway that focus on environmental aspects of hydraulic fracturing practices. For example, the White House Council on Environmental Quality is coordinating an administration wide review of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater and is expected to issue a draft report for public comment and peer review sometime in the first half of 2015. These existing or any future studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms.

        To our knowledge, there have been no citations, suits, or contamination of potable drinking water arising from our fracturing operations. We only use qualified contractors to perform hydraulic fracturing activities at our properties who have experience performing fracturing services on similar properties and who have demonstrated to our satisfaction that they employ appropriate safeguards to ensure that hydraulic fracturing will be performed in a safe and environmentally protective manner. We do not have insurance policies in effect that are intended to provide coverage for losses solely related to hydraulic fracturing operations; however, we believe our general liability and excess liability insurance policies would cover third party claims related to hydraulic fracturing operations conducted by third parties and associated legal expenses in accordance with, and subject to, the terms and coverage limits of such policies.

Endangered Species Act considerations

        The federal Endangered Species Act, as amended ("ESA"), restricts exploration, development and production activities that may affect endangered and threatened species or their habitats. Similar protections are offered to migratory birds under the federal Migratory Bird Treaty Act. The ESA provides broad protection for species of fish, wildlife and plants that are listed as threatened or endangered in the United States, and prohibits the taking of endangered species. Federal agencies are required to insure that any action authorized, funded or carried out by them is not likely to jeopardize the continued existence of listed species or modify their critical habitats. While some of our facilities may be located in areas that are designated as habitat for endangered or threatened species, we believe that we are in substantial compliance with the ESA. If endangered species are located in areas of the underlying properties where we wish to conduct seismic surveys, development activities or abandonment operations, such work could be prohibited or delayed or expensive mitigation may be required. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia in 2011, the U.S. Fish and Wildlife Service ("FWS") is required to make a determination on a listing of species as endangered or threatened under the ESA by no later than completion of the agency's 2017 fiscal year. For example, in March 2014, the FWS announced the listing of the lesser prairie chicken, whose habitat is over a five-state region, including Texas and Oklahoma, where we conduct operations, as a threatened species under the ESA. However, the FWS also announced a final rule that will limit regulatory impacts on landowners and businesses from the listing if those landowners and businesses have entered into certain range-wide conservation planning agreements, such as those developed by the Western Association of Fish and Wildlife Agencies ("WAFWA"), pursuant to which such parties agreed to take steps to protect the lesser prairie chicken's habitat and to pay a mitigation fee if its actions harm the lesser prairie chicken's habitat. The designation of the lesser prairie chicken or other previously unprotected species as endangered or threatened in areas where underlying operations are conducted or, alternatively, entry into certain range-wide conservation planning agreements such as WAFWA, could result in increased costs to us from species protection measures, time delays or limitations on our ability to develop and produce reserves, which costs, delays or limitations may be significant.

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

Employees

        As of December 31, 2014, we employed 183 people, including 42 technical (geosciences, engineering, land), 76 field operations, 59 corporate (finance, accounting, planning, business development, legal, office management) and six management.

Offices

        We currently lease approximately 57,000 square feet of office space in Tulsa, Oklahoma at 321 South Boston Avenue, Suite 1000, where our principal offices are located. The lease for our Tulsa office expires in 2021. We also lease approximately 41,200 square feet of office space in Houston, Texas at 4400 Post Oak Parkway, Suite 2600. The lease for our Houston office expires in 2018. Due to the announced closure of our Houston office, we are currently working to sublet our Houston office space. We also lease one field office in Louisiana, one in Dacoma, Oklahoma and one in Perryton, Texas.

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

        Our common stock is listed and traded on the NYSE under the symbol "MPO." Our reports, proxy statements and other information filed with the SEC can also be inspected and copied at the New York Stock Exchange, 20 Broad Street, New York, New York 10005.

        We also make available on our website (http://www.midstatespetroleum.com) all of the documents that we file with the SEC, free of charge, as soon as reasonably practicable after we electronically file such material with the SEC. Our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Financial Code of Ethics, and the charters of our audit committee, compensation committee and nominating and governance committee are also available on our website and in print free of charge to any stockholder who requests them. Requests should be sent by mail to 321 Boston Avenue, Suite 1000; Tulsa, Oklahoma 74103, attention Vice President, Legal. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K. We intend to disclose on our website any amendments or waivers to our Code of Ethics that are required to be disclosed pursuant to Item 5.05 of Form 8-K.

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

Risks Related to the Oil and Gas Industry and Our Business

Due to reduced commodity prices and lower operating cash flows, coupled with substantial interest payments, there is doubt about our ability to maintain adequate liquidity through 2015 and our ability to make interest payments in respect of our indebtedness.

        During the second half of 2014, NYMEX-WTI oil prices fell from in excess of $100 per Bbl to below $50 per Bbl, the lowest price since 2009. The substantial reduction in oil and NGL prices has caused a reduction in our forecast of available liquidity and we may not have the ability to maintain our current borrowing base under our reserve based credit facility at its current levels or generate sufficient cash flows from operations and, therefore, sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs. As of December 31, 2014, we had available cash of approximately $11 million and availability under our reserve based revolving credit facility of approximately $90 million. As of December 31, 2014, payments due on our contractual obligations during the next twelve months were approximately $150 million. This includes approximately $130 million of interest payments on our senior notes and other operating expenses such as fixed drilling commitments and operating leases. We believe that our forecasted cash and available credit capacity are not expected to be sufficient to meet our commitments as they come due over the next twelve months and that we will not be able to remain in compliance with our debt covenants unless we are able to successfully increase our liquidity. A sustained material decline in oil, NGL and natural gas prices or a reduction in our oil and natural gas production and reserves would reduce our ability to fund our capital expenditure program and negatively impact our liquidity on an ongoing basis. We expect we will need to complete certain transactions, including management of our debt capital structure and potential asset sales, to have sufficient liquidity to satisfy these obligations in the long-term.

        We are currently evaluating strategic alternatives to address our liquidity issues and high debt levels. We cannot assure you that any of these efforts will be successful or will result in cost reductions or additional cash flows or the timing of any such cost reductions or additional cash flows. We are currently reviewing our alternatives and may adopt other strategies that may include actions such as a refinancing or restructuring of our indebtedness or capital structure, reducing or delaying capital investments or seeking to raise additional capital through debt or equity financing. We cannot assure you that any refinancing or debt or equity restructuring would be possible or that additional equity or debt financing could be obtained on acceptable terms, if at all. Furthermore, we cannot assure you that any of our strategies will yield sufficient funds to meet our working capital or other liquidity needs, including for payments of interest and principal on our debt in the future, and any such alternative measures may be unsuccessful or may not permit us to meet scheduled debt service obligations, which could cause us to default on our obligations.

Our substantial indebtedness, liquidity issues and potential to seek restructuring transactions may have a material adverse effect on our business and operations.

        Our substantial indebtedness, liquidity issues and potential to seek restructuring transactions may result in uncertainty about our business and cause, among other things:

  •
  third parties' to lose confidence in our ability to explore and produce oil and natural gas, resulting in a significant decline in our revenues, profitability and cash flow;

  •
  difficulty retaining, attracting or replacing key employees;

  •
  employees to be distracted from performance of their duties or more easily attracted to other career opportunities; and

  •
  our suppliers, vendors, hedge counterparties and service providers to renegotiate the terms of our agreements, terminate their relationship with us or require financial assurances from us.

These events may have a material adverse effect on our business and operations.

If we are unable to repay or refinance our existing and future debt as it becomes due, we may be unable to continue as a going concern.

        Our existing and future debt agreements could create issues as interest payments become due and the debt matures that will threaten our ability to continue as a going concern. For example, absent any action with respect to the repayment or refinancing of our existing indebtedness or any waivers or amendments to the agreements governing our existing indebtedness, our reserve based revolving credit facility is scheduled to mature in 2018 and our senior notes are scheduled to mature in 2020 and 2021. Additionally, the borrowing base under our reserve based revolving credit facility is subject to at least semi-annual redetermination and as a result, availability thereunder could be reduced and advances in excess of the new availability would need to be repaid. We have substantial interest payments due during the next twelve months, including approximately $130 million of total interest payments due on our senior notes in 2015. If we fail to satisfy our obligations with respect to our indebtedness or fail to comply with the financial and other restrictive covenants contained in the revolving credit facility, the indentures governing our senior notes, or other agreements governing our indebtedness, an event of default could result, which would permit acceleration of such debt and which could result in an event of default under and acceleration of our other debt and could permit our secured lenders to foreclose on any of our assets securing such debt. Any accelerated debt would become immediately due and payable. While we will attempt to take appropriate mitigating actions to refinance any indebtedness prior to its maturity or otherwise extend the maturity dates, and to cure any potential defaults, there is no assurance that any particular actions with respect to refinancing existing indebtedness, extending the maturity of existing indebtedness or curing potential defaults in our existing and future debt agreements will be sufficient.

        The consolidated financial statements included in this Annual Report on Form 10-K have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern.

A substantial or extended decline in oil and, to a lesser extent, natural gas, prices may adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.

        The price we receive for our oil and, to a lesser extent, natural gas, heavily influences our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. The spot natural gas prices during 2014 ranged from a high of $8.15 to a low of $2.99 per MMBtu and the spot oil prices during 2014 ranged from a high of $107.95 to a low of $53.45 per Bbl. Thus far in 2015, commodity prices have continued to be depressed and volatile, with spot natural gas prices ranging from a high of $3.32 to a low of $2.62 per MMBtu and the spot oil prices ranging from a high of $53.56 to a low of $44.08 per Bbl through March 2, 2015. These markets will likely continue to be volatile in the future.

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

We may not be able to obtain funding under our revolving credit facility because of a decrease in our borrowing base or obtain funding in the capital markets on terms we find acceptable.

        Historically, we have used our cash flows from operations and borrowings under our revolving credit facility to fund our capital expenditures and have relied on the capital markets and asset monetization transactions to provide us with additional capital for large or exceptional transactions or to refinance debt obligations. As of December 31, 2014, we have a revolving credit facility with $90 million available and a borrowing base of $525 million. The borrowing base under our revolving credit facility is subject to semiannual redeterminations in April and October and up to one additional time per six month period following each scheduled borrowing base redetermination, as may be requested by us or the administrative agent, acting on behalf of lenders holding at least two-thirds of the outstanding loans and other obligations. The next scheduled borrowing base redetermination date is April 1, 2015. Should prices for oil and natural gas remain weak or deteriorate, if we have a downward revision in estimates of our proved reserves, or if we sell oil and natural gas reserves, our borrowing base may be reduced. Any reduction in the borrowing base will reduce our available liquidity, and, if the reduction results in the outstanding amount under the facility exceeding the borrowing base, we will be required to repay the deficiency within 30 days or in six equal monthly installments thereafter, at our election. We may not have the financial resources in the future to make any mandatory deficiency principal prepayments required under our revolving credit facility, which could result in an event of default.

        In the future, we may not be able to access adequate funding under our revolving credit facility as a result of (i) a decrease in our borrowing base due to the outcome of a subsequent borrowing base redetermination, or (ii) an unwillingness or inability on the part of our lending counterparties to meet their funding obligations. Since the process for determining the borrowing base under our revolving credit facility involves evaluating the estimated value of some of our oil and natural gas properties using pricing models determined by the lenders at that time, a decline in those prices used, or further downward reductions of our reserves, likely will result in a redetermination of our borrowing base and a decrease in the available borrowing amount at the time of the next scheduled redetermination. In such case, we would be required to repay any indebtedness in excess of the borrowing base.

        Volatility in the public and private capital markets may make it more difficult to obtain funding. There is a risk that the cost of obtaining money from the credit markets may increase in the future as lenders and institutional investors may increase interest rates, impose tighter lending standards, refuse to refinance existing debt at maturity on terms similar to existing debt or at all, or reduce or cease to provide any new funding. Due to these factors, we cannot be certain that funding, if needed, will be available to the extent required, or on acceptable terms. If we are unable to access funding when needed on acceptable terms, we may not be able to fully implement our business plans, take advantage of business opportunities, respond to competitive pressures, or refinance our debt obligations as they come due, any of which could have a material adverse effect on our operations and financial results.

        Our ability to access funds under our revolving credit facility is based on a borrowing base, which is subject to periodic redeterminations based on our proved reserves and commodity prices that will be determined by our lenders using the bank pricing prevailing at such time.

Our level of indebtedness may increase and reduce our financial flexibility.

        As of December 31, 2014, we had $90 million available and a borrowing base of $525 million under our revolving credit facility, $600 million in 2020 Senior Notes and $700 million in 2021 Senior Notes outstanding. In the future, we may incur significant additional indebtedness in order to make future acquisitions or to develop our properties.

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

We may be unable to maintain compliance with certain financial ratio covenants of our outstanding indebtedness which could result in an event of default that, if not cured or waived, would have a material adverse effect on our business, financial condition and results of operations.

        Our revolving credit facility requires us to maintain certain financial ratios or to reduce our indebtedness if we are unable to comply with such ratios. As of December 31, 2014, our ratio of net consolidated indebtedness to EBITDA was 3.7:1.0 and our ratio of current assets to current liabilities was 1.1:1.0. If liquidity concerns are not addressed in the near-term, we may breach the leverage covenant of our revolving credit facility which currently requires a maximum ratio of net consolidated indebtedness to EBITDA of 4.0:1.0 beginning with the first quarter of 2015. As of December 31, 2014, we are in compliance with our financial covenants; however, we cannot guarantee that we will be able to comply with such terms at all times in the future. Any failure to comply with the conditions and covenants in our revolving credit facility that is not waived by our lenders or otherwise cured could lead to a termination of our revolving credit facility, acceleration of all amounts due under our revolving credit facility, or trigger cross-default provisions under other financing arrangements. These restrictions may limit our ability to obtain future financings to withstand a future downturn in our business or the economy in general, or to otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the limitations that the restrictive covenants under our indebtedness impose on us.

Liquidity concerns could result in a downgrade in our debt ratings which could restrict our access to, and negatively impact the terms of, current or future financings or trade credit.

        Our ability to obtain financings and trade credit and the terms of any financings or trade credit is, in part, dependent on the credit ratings assigned to our debt by independent credit rating agencies. We cannot provide assurance that any of our current ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances so warrant. Factors that may impact our credit ratings include debt levels, planned asset purchases or sales and near-term and long-term production growth opportunities, liquidity, asset quality, cost structure, product mix and commodity pricing levels. A ratings downgrade could adversely impact our ability to access financings or trade credit, increase our borrowing costs and potentially require us to post letters of credit for certain obligations.

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

  •
  cost associated with developing and operating oil and gas properties

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

The standardized measure of discounted future net cash flows from our proved reserves will not be the same as the current market value of our estimated oil and natural gas reserves. If the standardized measure of discounted future net cash flows was run at current strip prices, our total estimated proved reserves would be significantly below the standardized measure of discounted future net cash flows at December 31, 2014.

        You should not assume that the standardized measure of discounted future net cash flows from our proved reserves is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements in effect at December 31, 2014, 2013 and 2012, we based the discounted future net cash flows from our proved reserves on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the preceding twelve months without giving effect to derivative transactions. Actual future net cash flows from our oil and natural gas properties will be affected by factors such as:

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

Due to the recent decrease in oil and natural gas prices and if prices continue to decrease, we may be required to take write-downs of the carrying values of our oil and natural gas properties.

        We use the full cost method of accounting for our oil and gas properties. Accordingly, we capitalize and amortize all productive and nonproductive costs directly associated with property acquisition, exploration and development activities. Under the full cost method, the capitalized cost of oil and gas properties, less accumulated amortization and related deferred income taxes may not exceed the "cost center ceiling" which is equal to the sum of the present value of estimated future net revenues from proved reserves, less estimated future expenditures to be incurred in developing and producing the proved reserves computed using a discount factor of 10%, plus the costs of properties not subject to amortization, plus the lower of the cost or estimated fair value of unproved properties included in the costs being amortized, less related income tax effects. If the net capitalized costs exceed the cost center ceiling, we recognize the excess as an impairment of oil and gas properties. At March 31, 2014, we recognized an impairment of $86.5 million, for the amount by which our net capitalized costs exceeded the cost center ceiling. This impairment does not impact cash flows from operating activities but does reduce our earnings and shareholders' equity. The risk that we will be required to recognize impairments of our oil and natural gas properties increases during periods of low commodity prices. In addition, impairments would occur if we were to experience sufficient downward adjustments to our estimated proved reserves or the present value of estimated future net revenues. An impairment recognized in one period may not be reversed in a subsequent period even if higher oil and gas prices increase the cost center ceiling applicable to the subsequent period. We could incur impairments of oil and natural gas properties in the future, particularly as a result of sustained or further decline in commodity prices.

Oil and natural gas prices are volatile. A substantial portion of our hedges are set to expire in 2015. If we choose not to replace hedges as those contracts expire, our cash flows from operations will be subjected to increased volatility.

        We enter into hedging transactions of our oil and natural gas production revenues to reduce our exposure to fluctuations in the price of oil and natural gas. A substantial portion of our hedges are set to expire in 2015. As our hedges expire, more of our future production will be sold at market prices, exposing us to the fluctuations in the price of oil and natural gas, unless we enter into additional hedging transactions. We may choose not to replace existing hedges as those contracts expire, which will subject our cash flows from operations to increased volatility.

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

        Approximately 52% of our total estimated proved reserves were classified as proved undeveloped as of December 31, 2014. Development of these reserves may take longer and require higher levels of capital expenditures than we currently anticipate. Delays in the development of our reserves or increases in costs to drill and develop such reserves will reduce the future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, pursuant to existing SEC rules and guidance, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date of booking. Accordingly, delays in the development of such reserves, increases in capital expenditures required to develop such reserves and changes in commodity prices could cause us to have to reclassify our proved undeveloped reserves as unproved reserves, which may materially adversely affect our business, results of operations and financial condition.

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

Our business depends on the availability of water and the ability to dispose of water. Limitations or restrictions on our ability to obtain or dispose of water may have an adverse effect on our financial condition, results of operations and cash flows.

        With current technology, water is an essential component of drilling and hydraulic fracturing processes. Limitations or restrictions on our ability to secure sufficient amounts of water, or to dispose of or recycle water after use, could adversely impact our operations. In some cases, water may need to be obtained from new sources and transported to drilling sites, resulting in increased costs. Moreover, the introduction of new environmental initiatives and regulations related to water acquisition or waste water disposal, including produced water, drilling fluids and other wastes associated with the exploration, development or production of hydrocarbons, could limit or prohibit our ability to utilize hydraulic fracturing or waste water injection control wells.

        In addition, concerns have been raised about the potential for earthquakes to occur from the use of underground injection control wells, a predominant method for disposing of waste water from oil and gas activities. New rules and regulations may be developed to address these concerns, possibly limiting or eliminating the ability to use disposal wells in certain locations and increasing the cost of disposal in our operations. We operate injection wells and utilize injection wells owned by third parties to dispose of waste water associated with our operations.

        Compliance with environmental regulations and permit requirements governing the withdrawal, storage, and use of water necessary for hydraulic fracturing of wells or the disposal of water may increase our operating costs or may cause us to delay, curtail or discontinue our exploration and development plans, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

        The disruption of third-party facilities due to maintenance, capacity constraints, or weather could negatively impact our ability to market and deliver our products. We have no control over when or if such facilities are restored or what prices will be charged. A total shut-in of production could materially affect us due to a lack of cash flows, and if a substantial portion of the production is hedged at lower than current market prices, those financial hedges would have to be paid from borrowings absent sufficient cash flows.

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

        We are not insured against all risks. Losses and liabilities arising from uninsured and underinsured events could materially and adversely affect our business, financial condition or results of operations. Our oil and natural gas exploration and production activities are subject to all of the operating risks associated with drilling for and producing oil and natural gas, including the possibility of:

  •
  environmental hazards, such as unauthorized releases of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater contamination;

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

We are subject to risks in connection with acquisitions and the integration of significant acquisitions may be difficult.

        We have previously acquired reserves, properties, prospects and leaseholds from third parties, including the Eagle Property Acquisition and the Anadarko Basin Acquisition. In addition, we will continue to evaluate other acquisitions of reserves, properties, prospects and leaseholds and other strategic transactions that appear to fit within our overall business strategy. The successful acquisition of assets and other producing properties requires an assessment of several factors, including:

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

        We are subject to credit risk due to concentration of our oil, NGL and natural gas receivables with several significant customers. The largest purchaser of our oil, NGL and natural gas during the year ended December 31, 2014 was Plains Marketing, L.P., accounting for 28%, and for the year ended December 31, 2013 the largest purchaser of was ConocoPhillips, accounting for 28% of our total revenues for these periods. Chevron accounted for 41% of our revenues for the year ended December 31, 2012. We generally do not require our customers to post collateral. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial condition and results of operations.

Our derivative activities could result in financial losses or could reduce our earnings.

        To achieve a more predictable cash flow and to reduce our exposure to adverse fluctuations in the prices of oil, we enter into derivative instruments for a portion of our oil, NGL and natural gas production. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk" and Note 5 to our Consolidated Financial Statements for a summary of our oil commodity derivative positions. We did not designate any of our derivative instruments as hedges for accounting purposes, and we record all derivative instruments in our balance sheet at fair value. Changes in the fair value of our derivative instruments are recognized in current earnings. Accordingly, our earnings may fluctuate significantly as a result of changes in the fair value of our derivative instruments.

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

        In addition, our derivative arrangements limit the benefit we would receive from increases in the prices for oil, NGLs and natural gas.

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

The volatility in commodity prices and business performance may affect our ability to retain key management. The loss of senior management or technical personnel could adversely affect our operations.

        We depend on the services of our senior management and technical personnel. In March 2014, John A. Crum resigned from the position of President, Chief Executive Officer and Chairman of the Board of Directors. Other members of our management team also resigned in 2014. Additionally, the volatility in commodity prices and business performance may affect our ability to retain key management. The loss of the services of additional members of our senior management or technical personnel could have a material adverse effect on our operations. We do not maintain, nor do we plan to obtain, any insurance against the loss of any of these individuals. Furthermore, if we are unable to find, hire and retain needed key personnel in the future, our business, financial condition and results of operations could be materially and adversely affected.

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

The proposed U.S. federal budget for fiscal year 2015 and proposed legislation contain certain provisions that, if passed as originally submitted, will have an adverse effect on our financial position, results of operations and cash flows.

        The Obama administration's budget proposals for fiscal year 2015 contains numerous proposed tax changes, and from time to time, legislation has been introduced that would enact many of these proposed changes. The proposed budget and legislation would repeal many tax incentives and deductions that are currently available to U.S. oil and gas companies. Among others, the provisions include: elimination of the ability to fully deduct intangible drilling and development costs in the year incurred; repeal of the percentage depletion deduction for oil and gas properties; repeal of the domestic manufacturing tax deduction for oil and gas companies; and increase in the geological and geophysical amortization period for independent producers. Should some or all of these provisions become law our taxes could increase, potentially significantly, after net operating losses are exhausted, which would have a negative impact on our net income and cash flows and could reduce our drilling activities. We do not know the ultimate impact these proposed changes may have on our business.

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

        Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly well drilling, construction, completion or water management activities, air emissions control or waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our industry in general in addition to our own results of operations, competitive position or financial condition. For example, in 2012, the EPA published final rules that subject certain oil and natural gas sources, including production operations, to regulation under the NSPS and NESHAP programs that, among other things, require performance of green completions on certain fractured and re-fractured natural gas wells and establish specific requirements regarding emissions from certain production-related wet seal and reciprocating compressors and from pneumatic controllers and storage vessels. In a more recent example, in December 2014, the EPA published a proposed regulation that it expects to finalize by October 1, 2015 that would seek to reduce the National Ambient Air Quality Standard for ozone to between 65 and 70 ppb for both the 8-hour primary and secondary standards. Compliance with these or other new regulations could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines, and significantly increase our expenditures and operating costs, which could adversely impact our business. We may not be able to recover some or any of these costs from insurance.

Climate change legislation or regulations restricting emissions of GHGs could result in increased operating costs and reduced demand for the oil and natural gas we produce.

        Based on the EPA's determination that emissions of GHGs present an endangerment to public health and the environment because emissions of such gases are contributing to warming of the earth's atmosphere and other climatic changes, the EPA has regulations under existing provisions of the CAA that, among other things, establish pre-construction and operating permit reviews for GHG emissions from certain large stationary sources that already are potential major sources of certain principal, or criteria, pollutant emissions. Facilities required to obtain permits for their GHG emissions also will be required to meet "best available control technology" standards that typically will be established by the states. In addition, the EPA has adopted regulations requiring the monitoring and annual reporting of GHGs from certain sources in the United States, including, among others, certain onshore and offshore oil and natural gas production facilities.

        In addition, the U.S. Congress has from time to time considered adopting legislation to reduce emissions of GHGs and a number of states have already taken legal measures to reduce emissions of GHGs primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. The adoption of legislation or regulatory programs to reduce emissions of GHGs could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. For example, in January 2015, the Obama Administration announced plans for the EPA to issue final standards in 2016 that would reduce methane emissions from new and modified oil and natural gas production and natural gas processing and transmission facilities by up to 45 percent from 2012 levels by 2025. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce. Consequently, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on our business, financial condition and results of operations. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing as well as governmental reviews of such activities could result in increased costs, additional operating restrictions or delays, which could adversely affect our production.

        Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. We routinely utilize hydraulic fracturing techniques in many of our oil and natural gas drilling and completion programs. The process is typically regulated by state oil and natural gas commissions or similar state agencies, but several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has issued final CAA regulations governing performance standards, including standards for the capture of air emissions released during hydraulic fracturing; announced its intent to propose in the first half of 2015 effluent limit guidelines that wastewater from shale gas extraction operations must meet before discharging to a treatment plant; and issued in May 2014 a prepublication of its Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Also, the BLM issued a revised proposed rule containing disclosure requirements and other mandates for hydraulic fracturing on federal lands and the agency is now analyzing comments to the proposed rulemaking and is expected to promulgate a final rule in the first half of 2015. Compliance with these requirements could increase our costs of development and production, which costs may be significant.

        From time to time, Congress has considered legislation to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. Moreover, some states, including Louisiana, Texas and Oklahoma, where we operate, have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing operations under certain circumstances. States could elect to prohibit hydraulic fracturing altogether, such as the State of New York announced in December 2014. In addition, local government may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, and experience delays or curtailment in the pursuit of exploration, development, or production activities. Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that we are ultimately able to produce from our reserves.

        In addition, there are also certain governmental reviews underway that focus on environmental aspects of hydraulic fracturing practices. For example, the White House Council on Environmental Quality is coordinating an administration wide review of hydraulic fracturing practices. Also, the EPA is pursuing a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater and is expected to issue a draft report for public comment and peer review sometime in the first half of 2015. These existing or any future studies could spur initiatives to further regulate hydraulic fracturing under the SDWA or otherwise.

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

        The CFTC has designated certain interest rate swaps and credit default swaps for mandatory clearing and exchange trading. To the extent we engage in such transactions or transactions that become subject to such rules in the future, we will be required to comply or to take steps to qualify for an exemption to such requirements. In addition, the Dodd-Frank Act requires that regulators establish margin rules for uncleared swaps. Although we expect to qualify for the end-user exceptions to the mandatory clearing and margin requirements for swaps entered to hedge our commercial risks, the application of the requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging.

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

        The full impact of the Dodd-Frank Act and related regulatory requirements upon our business will not be known until the regulations are implemented and the market for derivatives contracts has adjusted. The Dodd-Frank Act and any new regulations could significantly increase the cost of derivative contracts (including from swap recordkeeping and reporting requirements, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, and reduce our ability to monetize or restructure our existing derivative contracts. If we reduce our use of derivatives as a result of the Dodd-Frank Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Any of these consequences could have a material adverse effect on our financial condition and results of operations.

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

        As a public company with listed equity securities, we need to comply with new laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, related regulations of the SEC, including compliance with the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the requirements of the NYSE. Complying with these statutes, regulations and requirements will occupy a significant amount of time of our board of directors and management and will significantly increase our costs and expenses. We are required to:

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

        First Reserve currently owns an economic interest in us through FR Midstates Interholding LP ("FRMI"), which owns approximately 39% of our shares of common stock and is controlled by First Reserve. Eagle Energy, which is controlled by Riverstone Holdings, LLC ("Riverstone"), holds Series A Preferred Stock issued as consideration in the Eagle Property Acquisition. On a pro forma basis following conversion of the Series A Preferred Stock at a conversion price of $11.00, FRMI and Riverstone will own 26% and 33% of our shares of common stock, respectively.

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

        Riverstone, First Reserve and certain of our stockholders, including Stephen P. McDaniel (a former member of our Board of Directors) and members of our executive management team, collectively control a majority of the combined voting power of all classes of our outstanding voting stock and we are a "controlled company" within the meaning of the NYSE corporate governance standards. Under the NYSE rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a "controlled company" and may elect not to comply with certain NYSE corporate governance requirements, including the requirements that:

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        As of December 31, 2014, we did not have any unresolved comments from the SEC staff that were received 180 or more days prior to year-end.

ITEM 2.    PROPERTIES

        Information regarding our properties is included in "Item 1. Business" above.

ITEM 3.    LEGAL PROCEEDINGS

        The information set forth under "Litigation" in Note 15—Commitments and Contingencies in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

PART II.

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant's Common Equity.

        Our common stock is listed on the New York Stock Exchange under the symbol "MPO."

        The following table sets forth the range of high and low sales prices of our common stock as reported by the NYSE:

	Price Range
	High	Low
2013
First Quarter	$8.95	$6.80
Second Quarter	$8.58	$5.31
Third Quarter	$6.55	$4.26
Fourth Quarter	$6.73	$4.79
2014
First Quarter	$6.75	$4.13
Second Quarter	$7.50	$4.56
Third Quarter	$7.13	$5.05
Fourth Quarter	$5.26	$1.05
2015
First Quarter(1)	$1.64	$0.96

(1)
First quarter 2015 high and low ranges are calculated through March 3, 2015.

Holders.

        The number of shareholders of record of our common stock was approximately 22 on March 9, 2015.

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

        The performance graph below shows the cumulative total return to our commons stock holders from the date our common stock began trading on the NYSE through December 31, 2014, as compared to the cumulative five-year total returns on the Standard and Poor's 500 Index ("S&P 500")

and the Standard and Poor's 500 Oil & Gas Exploration & Production Index ("S&P O&G E&P") for the same period of time. The comparison was prepared on the following assumptions:

  •
  $100 was invested in our common stock at its initial public offering price of $13 per share and invested in the S&P 500 and the S&P O&G E&P on April 20, 2012 at the closing price on such date; and

  •
  Dividends, if any, are reinvested.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth selected financial data of the Company and its consolidated subsidiary over the five-year period ended December 31, 2014, which information has been derived from the Company's audited financial statements. This information should be read in conjunction with, and is qualified in its entirety by, the more detailed information in the Company's financial statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K.

        Presented below is our historical financial data for the periods and as of the dates indicated. The historical financial data for the years ended December 31, 2014, 2013 and 2012 and the balance sheet data as of December 31, 2014 and 2013 are derived from our audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The historical financial data for the years ended December 31, 2010 and 2011 and the balance sheet data as of December 31, 2012, 2011 and 2010 are derived from our audited financial statements not included in this Annual Report on Form 10-K.

	As of and for the Year Ended December 31,
	2014(1)	2013(2)	2012(3)	2011	2010
	(in thousands, except per share amounts)
Income Statement Data
Total revenues	$794,183	$469,506	$247,673	$209,433	$63,052
Net income (loss)	116,929	(343,985)	(150,097)	16,657	(15,635)
Net income (loss) attributable to common shareholders(4)	67,271	(359,574)	(156,597)	16,657	(15,635)
Net income (loss) per share attributable to common shareholders(5)
Basic and diluted	$1.01	$(5.47)	$(2.61)	N/A	N/A
Balance Sheet Data
Cash and cash equivalents	$11,557	$33,163	$18,878	$7,344	$11,917
Net property and equipment	2,123,116	2,094,894	1,567,408	574,079	397,126
Total assets	2,475,793	2,342,107	1,684,010	624,656	427,004
Long-term debt	1,735,150	1,701,150	694,000	234,800	89,600
Stockholders'/members' equity	465,862	339,999	677,469	285,502	255,879
Weighted average number of common shares outstanding	66,440	65,766	59,979	N/A	N/A
Other Financial Data
Net cash provided by operating activities	$356,838	$227,102	$137,249	$141,550	$50,768
Net cash used in investing activities	(409,559)	(1,193,846)	(773,608)	(242,619)	(139,618)
Net cash provided by financing activities	31,114	981,029	647,893	96,496	96,414
Adjusted EBITDA(6)	474,098	330,759	144,619	152,616	53,274

(1)
The year ended December 31, 2014 reflects the Pine Prairie sale, which closed on May 1, 2014. For a discussion of significant divestitures, see Note 7—Acquisitions and Divestitures of Oil and Gas Properties in the Notes to the Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K.

(2)
The year ended December 31, 2013 reflects the Anadarko Basin Acquisition, which closed on May 31, 2013. For a discussion of significant, see Note 7—Acquisitions and Divestitures of Oil and Gas Properties in the Notes to the Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K.

(3)
The year ended December 31, 2012 reflects the Eagle Property Acquisition, which closed on October 1, 2012. For a discussion of significant acquisitions, see Note 7—Acquisitions and Divestitures of Oil and Gas Properties in the Notes to the Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K.

(4)
The years ended December 31, 2014, 2013 and 2012 includes the effect of an undeclared Series A Preferred Stock dividend of $10.4 million, $15.6 million and $6.5 million, which is, at the Company's option, to be paid in cash or in shares upon conversion. See Note 10—Preferred Stock in the Notes to the Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K.

(5)
The net loss per share attributable to common shareholders for the year ended December 31, 2012 is on a pro forma basis, as our common stock did not trade for the entirety of 2012 (trading began on the NYSE on April 20, 2012).

(6)
Adjusted EBITDA is a non GAAP financial measure. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income (loss) and net cash provided by operating activities, see "Non GAAP Financial Measures and Reconciliations" below.

Non-GAAP Financial Measures and Reconciliations

        Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies.

        We define Adjusted EBITDA as earnings before interest income and expense, income taxes, depreciation, depletion and amortization, property impairments, asset retirement obligation accretion, unrealized derivative gains and losses and non-cash share-based compensation expense. Adjusted

EBITDA is not a measure of net income or cash flows as determined by United States generally accepted accounting principles, or GAAP. We believe that Adjusted EBITDA is useful because it allows us to more effectively evaluate our operating performance and compare the results of our operations from period to period without regard to our financing methods or capital structure. We exclude items such as property and inventory impairments, asset retirement obligation accretion, unrealized derivative gains and losses and non-cash share-based compensation expense, net of amounts capitalized, from net income in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income or cash flows from operating activities as determined in accordance with GAAP or as an indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company's financial performance, such as a company's cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. We believe that Adjusted EBITDA is a widely followed measure of operating performance and may also be used by investors to measure our ability to meet debt service requirements.

        The following table presents a reconciliation of the non-GAAP financial measure of Adjusted EBITDA to the GAAP measure of net income (loss) and net cash provided by operating activities, respectively.

	As of and for the Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Adjusted EBITDA reconciliation to net income (loss):
Net income (loss)	$116,929	$(343,985)	$(150,097)	$16,657	$(15,635)
Depreciation, depletion and amortization	269,935	250,396	125,561	91,699	41,827
Impairment in carrying value of oil and gas properties	86,471	453,310	—	—	—
Loss on sale/impairment of field equipment inventory	4,056	615	—	—	—
(Gains) Losses on commodity derivative contracts—net	(139,189)	44,284	11,158	4,844	26,268
Net cash paid for commodity derivative contracts not designated as hedging instruments	(18,332)	(17,585)	(15,825)	(16,733)	(870)
Income tax expense (benefit)	6,395	(146,529)	157,886	—	—
Interest income	(39)	(33)	(245)	(23)	(9)
Interest expense, net of amounts capitalized	137,548	83,138	12,999	2,094	—
Asset retirement obligation accretion	1,706	1,435	723	334	175
Share-based compensation, net of amounts capitalized	8,618	5,713	2,459	53,744	1,518

Adjusted EBITDA	$474,098	$330,759	$144,619	$152,616	$53,274

	As of and for the Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Adjusted EBITDA reconciliation to net cash provided by operating activities:
Net cash provided by operating activities	$356,838	$227,102	$137,249	$141,550	$50,768
Changes in working capital(1)	(12,392)	26,507	(3,854)	9,845	2,829
Interest income	(39)	(33)	(245)	(23)	(9)
Interest expense, net of amounts capitalized and accrued but not paid	137,548	83,138	12,999	2,094	—
Amortization of deferred financing costs	(7,857)	(5,955)	(1,530)	(850)	(314)

Adjusted EBITDA	$474,098	$330,759	$144,619	$152,616	$53,274

Acquisition and transaction costs	4,129	11,803	14,884	—	—

Adjusted EBITDA, before acquisition and transaction costs	$478,227	$342,562	$159,503	$152,616	$53,274

(1)
Changes in working capital for all periods have been adjusted for the loss on sale/impairment of field equipment inventory and current taxes.

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

Overview

        We are an independent exploration and production company focused on the application of modern drilling and completion techniques to oil-prone resources in the United States. Our operations are primarily focused on exploration and production activities in the Mississippian Lime, Anadarko Basin and Gulf Coast.

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

        On October 1, 2012, we closed on the acquisition of all of Eagle Energy Production, LLC's producing properties as well as its developed and undeveloped acreage primarily in the Mississippian Lime liquids play in Oklahoma for $325 million in cash and 325,000 shares of the Series A Preferred Stock with an initial liquidation preference value of $1,000 per share (the "Eagle Property Acquisition"). We funded the cash portion of the Eagle Property Acquisition purchase price with a portion of the net proceeds from the private placement of $600 million in aggregate principal amount of 10.75% senior unsecured notes due 2020 (the "2020 Senior Notes"), which also closed on October 1, 2012.

        On May 31, 2013, we closed on the acquisition of producing properties and undeveloped acreage in the Anadarko Basin in Texas and Oklahoma from Panther Energy Company, LLC and its partners for approximately $618 million in cash (the "Anadarko Basin Acquisition"), before customary post-closing adjustments. We funded the purchase price with a portion of the net proceeds from the private placement of $700 million in aggregate principal amount of 9.25% senior unsecured notes due 2021 (the "2021 Senior Notes" and, together with the 2020 Senior Notes, the "Senior Notes"), which also closed on May 31, 2013.

        Subsequent to the closing of the Eagle Property Acquisition and the Anadarko Basin Acquisition, we had oil and gas operations and properties in Louisiana, Oklahoma and Texas. At December 31, 2014, we operated oil and natural gas properties and evaluated performance based on one reportable segment as there were not significantly different economic or operational environments within its oil and natural gas properties.

        Our current activities are focused on evaluating and developing our asset base, optimizing our acreage position, and identifying potential expansion areas across our Mississippian and Anadarko Basin operating areas. As of December 31, 2014, since the third quarter of 2008 we had spud approximately 386 gross wells (including 173 in our Mississippian operating area since the fourth quarter of 2012 and 69 in our Anadarko operating area since the second quarter of 2013).

        As of December 31, 2014, our properties consisted of approximately 252,200 net acre leasehold, with 667 gross active producing wells, 92% of which we operate, and in which we held an average working interest of approximately 77%. As of December 31, 2014, our estimated net proved reserves were 153.7 MMBoe, of which 59% was oil or NGLs and 48% was proved developed. During the three months and year ended December 31, 2014, our properties had aggregate average net daily production of approximately 33,764 Boe/d and 32,137 Boe/d, respectively.

Pine Prairie Disposition

        On March 5, 2014, we executed a Purchase and Sale Agreement ("PSA") to sell all of our ownership interest in developed and undeveloped acreage in the Pine Prairie field area of Evangeline Parish, Louisiana to a private buyer for a purchase price of $170 million, subject to standard post-closing adjustments (the "Pine Prairie Disposition"). Acreage subject to the transaction totaled 3,907 gross (3,757 net) acres, and did not include our acreage and production in the western part of Louisiana in Beauregard Parish or other undeveloped acreage held outside the Pine Prairie field. On May 1, 2014, we closed on the sale for net cash proceeds of $147.7 million, of which $131.0 million was used to reduce amounts outstanding under our revolving credit facility, with the remainder retained for transaction expenses and working capital purposes. Subsequent to May 1, 2014, our remaining Gulf Coast producing assets are located in Beauregard and Calcasieu Parishes.

Exploration Agreement with PetroQuest

        On June 25, 2014, we entered into an exploration agreement with PetroQuest Energy LLC ("PetroQuest") with an effective date of May 1, 2014, in which we conveyed to PetroQuest an undivided 50% of our right, title and interest in and to our acreage and other interests in the Fleetwood prospect area in Louisiana.

        With the execution of the agreement, PetroQuest paid us $3.0 million in cash consideration on July 3, 2014 and, in January 2015, PetroQuest subsequently paid us additional cash consideration of $7.0 million. As further consideration, PetroQuest granted us (or will pay on our behalf) an additional non-interest bearing total sum of $14.0 million, to be credited or paid against our share of cost or expenses incurred to develop the prospect area, including but not limited to, all mineral lease acquisition or maintenance costs and all drilling, completion, equipping and facility costs. For any amounts not fully paid or credited on or before December 31, 2015, we can elect to take the remaining portion in cash.

Sale of Dequincy Assets

        In March 2015, we executed a PSA for the sale of our Dequincy assets, our only remaining producing properties in Louisiana, for total consideration of $44 million (subject to customary purchase price adjustments). The PSA includes our ownership interest in developed and undeveloped acreage totaling approximately 12,700 net mineral acres in the Dequincy area. During the fourth quarter 2014, the properties produced approximately 1,300 Boe per day. The transaction does not include our acreage and interests in the Fleetwood area of Louisiana. The net proceeds from the sale will be used to pay down a portion of the outstanding borrowings under our revolving credit facility and for general corporate purposes. The transaction has an effective date of March 1, 2015 and is expected to close on or before April 30, 2015, subject to customary closing conditions.

Risks, Uncertainties, and Going Concern

        Our liquidity outlook has changed since the third quarter of 2014 due to the substantial decrease in commodity prices. This has resulted in lower operating cash flows than expected and, if commodity prices remain low compared to recent historical prices, will result in future significantly lower levels of operating cash flows as our current hedging contracts expire during 2015.

        As of December 31, 2014, we had available cash of approximately $11 million and availability under our senior reserve-based revolving credit facility (the "Credit Facility") of approximately $90 million. If we have a downward revision in estimates of our proved reserves, our borrowing base for our revolving credit facility may be reduced, and as a result, our available liquidity will be reduced. As of December 31, 2014, payments due on our contractual obligations during the next twelve months are greater than $150 million. This includes approximately $130 million of interest payments on our senior notes and other operating expenses such as fixed drilling commitments and operating leases. We expect we will need to complete certain transactions, including management of our debt capital structure and potential asset sales, to have sufficient liquidity to satisfy these obligations in the long-term.

        As a result of the events described above, we believe that our forecasted cash and available credit capacity are not expected to be sufficient to meet our commitments as they come due over the next twelve months and that we will not be able to remain in compliance with our current debt covenants unless we are able to successfully increase our liquidity. The uncertainty associated with our ability to meet our commitments as they come due or to repay our outstanding debt raises substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might result from the uncertainty associated with our ability to meet our obligations as they come due.

Sources of Our Revenue

        Oil, natural gas and natural gas liquids.    Our revenues are derived from the sale of oil and natural gas production, as well as the sale of NGLs that are extracted from our high Btu content natural gas. Our oil and gas revenues do not include the effects of derivatives, and may vary significantly from period to period as a result of changes in production volumes or commodity prices. A further or extended decline in commodity prices could materially and adversely affect our business, financial condition and results of operations. Prices for oil, natural gas and NGLs fluctuate widely and affect:

  •
  the amount of cash flows available for capital expenditures;

  •
  our ability to borrow and raise additional capital;

  •
  the quantity of oil, natural gas and NGLs we can economically produce; and

  •
  revenues and profitability.

        Average market prices for NGLs and oil decreased significantly in the last part of 2014 with continued weakness into the first quarter of 2015. If commodity prices remain at levels experienced during the fourth quarter of 2014 and the first quarter of 2015 throughout 2015, we expect significantly lower revenues and operating cash flows compared to historical results.

        Realized and unrealized gain (loss) on commodity derivative financial contracts.    We utilize commodity derivatives to reduce our exposure to fluctuations in the prices of oil, NGLs and natural gas. In addition, we utilize derivatives to help mitigate our exposure to fluctuations in Louisiana Light Sweet ("LLS") oil prices, which is the index price we receive for our Gulf Coast oil production, as compared to West Texas Intermediate ("NYMEX WTI") benchmark oil prices, which is the index price we receive in the Mississippian Lime and Anadarko Basin areas. Accordingly, our income statements reflect (i) the recognition of unrealized gains and losses associated with our open derivative contracts as commodity prices change and commodity derivatives contracts expire or new ones are entered into, and (ii) our realized gains or losses on the settlement of these commodity derivative contracts. Unrealized gains and losses result from changes in market valuations of derivatives as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, unrealized losses are recognized. Conversely, if the expected future commodity prices decrease compared to the contract prices on the derivatives, unrealized gains are recognized. Since we have elected not to apply hedge accounting to our derivatives, we reflect the unrealized and realized gains and losses in our current income statement periods based on the mark-to-market value at the end of each month. Cash flows associated with derivative financial instruments are reflected in cash flow from operations in our consolidated statement of cash flows.

        Commodity prices.    Our revenues are heavily influenced by commodity prices, which are subject to wide fluctuations in response to changes in supply and demand. For a description of factors that may impact future commodity prices, please read "Risk Factors—Risks Related to the Oil and Natural Gas Industry and Our Business." For the prices we received per unit of volume for our oil, NGLs and natural gas, both including and excluding the effects of our commodity derivative contracts, see table included on page 66.

Our Expenses

        Lease operating and workover expenses.    These are daily costs incurred to bring oil and gas out of the ground and to the market, together with the daily costs incurred to maintain our producing properties. Such costs also include natural gas treating expenses and the handling and disposal of produced water as well as maintenance and repair expenses related to our oil and gas properties. Lease operating expenses include both a portion of costs that are fixed in nature, such as infrastructure costs, as well as variable costs resulting from additional wells and production. As production increases, our average lease operating expense per barrel of oil equivalent is typically reduced because fixed costs do not increase proportionately with production. Workover expense includes major remedial operations on a completed well to restore, maintain, or improve a well's production and is closely correlated to the levels of workover activity. Because workover projects are pursued on an as needed basis and are not regularly scheduled, workover expense is not necessarily comparable from period to period.

        Gathering and transportation.    These costs are incurred for the gathering and transportation of natural gas to the contractual delivery point. For 2014, these costs primarily relate to the amended gas transportation, gathering and processing contract which commenced during the third quarter of 2013 in the Mississippian Lime that includes a $0.36 per MMBtu gathering fee based upon wellhead volumes.

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

        Impairment in carrying value of oil and gas properties/Ceiling test.    As a public company, we apply Rule 4-10 of Regulation S-X, which requires the full-cost ceiling test to be performed on a quarterly basis. The test establishes a limit (ceiling) on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion and amortization ("DD&A") and the related deferred income taxes, may not exceed this "ceiling." The ceiling limitation is equal to the sum of: (i) the present value of estimated future net revenues from the projected production of proved oil and gas reserves, excluding future cash outflows associated with settling asset retirement obligations accrued on the balance sheet, calculated using the average oil and natural gas sales price we received as of the first trading day of each month over the preceding twelve months (such average price is held constant throughout the life of the properties) and a discount factor of 10%; (ii) the cost of unproved and unevaluated properties excluded from the costs being amortized; (iii) the lower of cost or estimated fair value of unproved properties included in the costs being amortized; and (iv) related income tax effects. If capitalized costs exceed this ceiling, the excess is charged to impairment expense in the accompanying consolidated statements of operations.

        General and administrative expense.    General and administrative expense consists, among other items, of overhead, including payroll and benefits for our corporate staff, non-cash charges for share-based compensation, costs of maintaining our headquarters, franchise taxes, audit and other professional fees, legal compliance, Exchange Act reporting expenses, expenses associated with Sarbanes-Oxley compliance, investor relations, director and officer liability insurance costs, and director compensation.

        Certain of our employees hold units in Midstates Incentive Holdings LLC that entitle the holders to a portion of the proceeds to be received by First Reserve, our private equity sponsor, upon sales of our common stock by FRMI. Any payments with respect to these units will only occur if and when First Reserve achieves certain minimum return hurdles (defined as certain multiples of First Reserve's capital contributions plus investment expenses) on its investment through the sale of its shares of our common stock. While these proceeds will not involve any cash payment by us, we will recognize a non-cash compensation expense, which may be material, in the period any such payment is made. See Note 11 to our audited financial statements for the year ended December 31, 2014.

        Acquisition and transaction costs.    The Eagle Property Acquisition and the Anadarko Basin Acquisition qualify as the acquisition of a business under Accounting Standards Codification Topic 805, Business Combinations ("ASC 805"). Acquisition and transaction costs are costs we have has incurred as a result of these acquisitions or as a result of asset disposal transactions such as the Pine Prairie Disposition, and include finders' fees; advisory, legal, accounting, valuation and other professional and consulting fees; and acquisition or disposition related general and administrative costs. ASC 805 requires acquisition related costs to be expensed as incurred and as services are received.

        Other expense.    Other expense consists of, among other things, losses on disposal of, or market value adjustments to, field equipment inventory, penalties on early termination of drilling contracts and other miscellaneous expense items.

        Interest expense.    We issued $600 million and $700 million in Senior Notes on October 1, 2012 and May 31, 2013, respectively. Additionally, we finance a portion of our working capital requirements and capital expenditures with borrowings under our revolving credit facility. As a result, we incur interest expense, a portion of which is affected by both fluctuations in interest rates and our financing decisions. We reflect interest paid to our note holders and the lenders under our revolving credit facility in interest expense, as well as the amortization of the related deferred financing costs, net of amounts capitalized to unproved properties.

Results of Operations

        The following tables summarize our revenues, production and price data for the periods indicated. Prior to May 1, 2014, our operating results include production, revenue and lease operating expenses attributable to our Pine Prairie field, the sale of which closed effective May 1, 2014. Where applicable, in the following discussion, we have noted normalized production, revenue, lease operating expenses and percentages for prior periods as though the Pine Prairie Disposition occurred as of the beginning of that period.

Revenues

	Years Ended December 31,
	2014		2013		2012
	(in thousands)
REVENUES:
Oil sales	$466,655	71%	$387,226	76%	$218,430	85%
Natural gas liquid sales	87,771	13%	62,340	12%	23,617	9%
Natural gas sales	99,204	16%	63,187	12%	16,030	6%

Total oil, natural gas, and natural gas liquids sales	653,630	100%	512,753	100%	258,077	100%
Realized losses on commodity derivative contracts, net	(18,332)	(13)%	(17,585)	40%	(15,825)	142%
Unrealized gains (losses) on commodity derivative contracts, net	157,521	113%	(26,699)	60%	4,667	(42)%

Gains (losses) on commodity derivative contracts—net	139,189	100%	(44,284)	100%	(11,158)	100%
Other	1,364		1,037		754

Total revenues	$794,183		$469,506		$247,673

Production

	Years Ended December 31,
	2014	% Change	2013	% Change	2012
PRODUCTION DATA:
Oil (MBbls)	5,144	32%	3,904	87%	2,093
Natural gas liquids (MBbls)	2,417	41%	1,719	179%	617
Natural gas (MMcf)	25,013	34%	18,657	228%	5,695
Oil equivalents (MBoe)	11,730	34%	8,733	139%	3,659
Oil (Boe/day)	14,094	32%	10,697	87%	5,719
Natural gas liquids (Boe/day)	6,622	41%	4,711	179%	1,686
Natural gas (Mcf/day)	68,528	34%	51,116	228%	15,559
Average daily production (Boe/d)	32,137	34%	23,927	139%	9,999

Prices

	Years Ended December 31,
	2014	% Change	2013	% Change	2012
AVERAGE SALES PRICES:
Oil, without realized derivatives (per Bbl)	$90.71	(9)%	$99.18	(5)%	$104.35
Oil, with realized derivatives (per Bbl)	$87.40	(6)%	$93.41	(2)%	95.05
Natural gas liquids, without realized derivatives (per Bbl)	$36.31	0%	$36.26	(5)%	38.27
Natural gas liquids, with realized derivatives (per Bbl)	$36.40	(2)%	$37.09	(8)%	40.48
Natural gas, without realized derivatives (per Mcf)	$3.97	17%	$3.39	21%	2.81
Natural gas, with realized derivatives (per Mcf)	$3.91	9%	$3.58	12%	3.21

Oil, Natural Gas and Natural Gas Liquids Revenues.

Year Ended December 31, 2014 as Compared to the Year Ended December 31, 2013

        Our oil sales revenues increased by $79.5 million, or 21%, to $466.7 million during the year ended December 31, 2014 as compared to $387.2 million for the year ended December 31, 2013. Oil volumes sold increased 1,240 MBbls or 32% to 5,144 MBbls for the year ended December 31, 2014 from 3,904 MBbls for the year ended December 31, 2013. The increase in oil volumes sold was due to an increase of 1,403 MBbls in production volumes from our Mississippian Lime area attributable to continued increased drilling activity in 2014, and 648 MBbls of additional production volumes from our Anadarko Basin area (the 2013 comparative period included only seven months of results due to the timing of the Anadarko Basin Acquisition), partially offset by a decrease in Gulf Coast production of 811 MBbls (of which, approximately 632 MBbls was related to the Pine Prairie area). For the twelve months ended December 31, 2014, we brought approximately 120 wells online, which contributed to the 34% increase in daily production. Average oil sales prices, without realized derivatives, decreased by $8.47 per barrel, or 9%, to $90.71 per barrel for the year ended December 31, 2014 as compared to $99.18 for the year ended December 31, 2013. Of the $466.7 million in total oil sales revenues, $272.9 million was from Mississippian Lime operations, $134.0 million was from the Anadarko Basin and $59.8 million was from the Gulf Coast.

        Our NGLs sales revenues increased by $25.5 million, or 41%, to $87.8 million during the year ended December 31, 2014 as compared to $62.3 million for the year ended December 31, 2013. NGLs volumes sold increased 698 MBbls, or 41%, to 2,417 MBbls for the year ended December 31, 2014 as compared to 1,719 MBbls for the year ended December 31, 2013. The increase in NGLs volumes sold was attributable to an increase of 663 MBbls of production volumes from our Mississippian Lime area and 250 MBbls of additional production volumes from our Anadarko Basin area (the 2013 comparative period included only seven months of results due to the timing of the Anadarko Basin Acquisition), partially offset by a decrease in Gulf Coast production of 215 MBbls (of which, approximately 137 MBbls related to the Pine Prairie area). Average NGLs prices, without realized derivatives, increased by $0.05 per barrel, to $36.31 per barrel for the year ended December 31, 2014 as compared to $36.26 per barrel for the year ended December 31, 2013. Of the $87.8 million in total NGLs revenues, $57.7 million was from Mississippian Lime operations, $23.8 million was from the Anadarko Basin and $6.3 million was from the Gulf Coast.

        Our natural gas sales revenues increased by $36.0 million, or 57%, to $99.2 million during the year ended December 31, 2014 as compared to $63.2 million for the year ended December 31, 2013. Natural gas volumes sold increased 6,356 MMcf, or 34%, to 25,013 MMcf for the year ended December 31, 2014 as compared to 18,657 MMcf for the year ended December 31, 2013. The increase in natural gas volumes sold was attributable to an increase of 6,293 MMcf of production volumes from our

Mississippian Lime area and 1,960 MMcf of additional production volumes from our Anadarko Basin area (the 2013 comparative period included only seven months of results due to the timing of the Anadarko Basin Acquisition), partially offset by a 1,897 MMcf decrease in production from our Gulf Coast area (of which, approximately 1,577 MMcf related to the Pine Prairie area). Average natural gas prices, without realized derivatives, increased by $0.58 per Mcf, or 17%, to $3.97 per Mcf for the year ended December 31, 2014 as compared to $3.39 per Mcf for the year ended December 31, 2013. Of the $99.2 million in total natural gas sales revenues, $75.4 million was from Mississippian Lime operations, $21.1 million was from Anadarko Basin and $2.7 million was from the Gulf Coast.

Year Ended December 31, 2013 as Compared to the Year Ended December 31, 2012

        Our oil sales revenues increased by $168.8 million, or 77%, to $387.2 million during the year ended December 31, 2013 as compared to $218.4 million for the year ended December 31, 2012. Oil volumes sold increased 1,811 MBbls or 87% to 3,904 MBbls for the year ended December 31, 2013 from 2,093 MBbls for the year ended December 31, 2012. The increase in oil volumes sold was attributable to an increase of 1,463 MBbls in production volumes from our Mississippian area attributable to a full year of production from the assets (which were acquired on October 1, 2012) and the results from increased drilling activity in 2013, and the addition of 817 MBbls in production volumes from our Anadarko Basin area (which was acquired on May 31, 2013), partially offset by a decrease in Gulf Coast production of 469 MBbls. Production from the Gulf Coast declined due to lower drilling activity during the latter half of 2013 as we focused drilling capital on our newly acquired Anadarko Basin assets. Average oil sales prices, without realized derivatives, decreased by $5.17 per barrel, or 5%, to $99.18 per barrel for the year ended December 31, 2013 as compared to $104.35 for the year ended December 31, 2012, partly due to lower oil prices during 2013 as well as lower oil prices received for our Mississippian Lime and Anadarko Basin production, which is priced off WTI as opposed to LLS for our Gulf Coast production. Of the $387.2 million in total oil sales revenues, $151.7 million was from Gulf Coast operations, $155.9 million was from Mississippian and $79.6 million was from Anadarko Basin.

        Our NGLs sales revenues increased by $38.7 million, or 164%, to $62.3 million during the year ended December 31, 2013 as compared to $23.6 million for the year ended December 31, 2012. NGLs volumes sold increased 1,102 MBbls, or 179%, to 1,719 MBbls for the year ended December 31, 2013 as compared to 617 MBbls for the year ended December 31, 2012. The increase in NGLs volumes sold was attributable to an increase of 789 MBbls of production volumes from our Mississippian Lime area and the addition of 395 MBbls of production volumes from our Anadarko Basin area, partially offset by a decrease in Gulf Coast production of 82 MBbls. Average NGLs prices, without realized derivatives, decreased by $2.01 per barrel, or 5%, to $36.26 per barrel for the year ended December 31, 2013 as compared to $38.27 per barrel for the year ended December 31, 2012. Of the $62.3 million in total NGLs revenues, $13.9 million was from Gulf Coast operations, $34.5 million was from Mississippian Lime and $13.9 million was from Anadarko Basin.

        Our natural gas sales revenues increased by $47.2 million, or 295%, to $63.2 million during the year ended December 31, 2013 as compared to $16.0 million for the year ended December 31, 2012. Natural gas volumes sold increased 12,962 MMcf, or 228%, to 18,657 MMcf for the year ended December 31, 2013 as compared to 5,695 MMcf for the year ended December 31, 2012. The increase in natural gas volumes sold was attributable to an increase of 10,946 MMcf of production volumes from our Mississippian Lime area and the addition of 3,489 MMcf of production volumes from our Anadarko Basin area, partially offset by a 1,473 MMcf decrease in production from our Gulf Coast area. Average natural gas prices, without realized derivatives, increased by $0.58 per Mcf, or 21%, to $3.39 per Mcf for the year ended December 31, 2013 as compared to $2.81 per Mcf for the year ended December 31, 2012. Of the $63.2 million in total natural gas sales revenues, $9.4 million was from Gulf Coast operations, $42.6 million was from Mississippian and $11.2 million was from Anadarko Basin.

Gains/Losses on Commodity Derivative Contracts—Net.

Year Ended December 31, 2014 as Compared to the Year Ended December 31, 2013

        Our mark-to-market ("MTM") derivative positions moved from an unrealized loss of $26.7 million as of December 31, 2013 to an unrealized gain of $157.5 million for the year ending December 31, 2014. The NYMEX WTI closing price on December 31, 2014 was $53.27 per barrel compared to a closing price of $98.42 per barrel on December 31, 2013 and the average oil price of our open derivative contracts was $88.72 per barrel.

        The realized loss on derivatives for the year ended December 31, 2014 was $18.3 million compared to a realized loss of $17.6 million for the year ended December 31, 2013. See the following table:

	Year Ended December 31, 2014
	Realized Gain (Loss)	Average Sales Price
	(in thousands)
Oil commodity contracts	$(17,060)	$87.40
Natural gas liquids commodity contracts	217	36.40
Natural gas commodity contracts	(1,489)	3.91

Realized losses on commodity derivative contracts, net	$(18,332)

Year Ended December 31, 2013 as Compared to the Year Ended December 31, 2012

        Our MTM derivative positions moved from an unrealized gain of $4.7 million as of December 31, 2012 to an unrealized loss of $26.7 million for the year ending December 31, 2013. We entered into additional derivative contracts during 2013 and the MTM change resulted from higher average hedge volumes and unfavorable derivative contract price variances versus the forward strip price for our production on December 31, 2013. The NYMEX WTI closing price on December 31, 2013 was $98.42 per barrel compared to a closing price of $91.82 per barrel on December 31, 2012.

        The realized loss on derivatives for the year ended December 31, 2013 was $17.6 million compared to a realized loss of $15.8 million for the year ended December 31, 2012. See the following table (in thousands):

	Year Ended December 31, 2013
	Realized Gain (Loss)	Average Sales Price
	(in thousands)
Oil commodity contracts	$(22,529)	$93.41
Natural gas liquids commodity contracts	1,428	37.09
Natural gas commodity contracts	3,516	3.58

Realized losses on commodity derivative contracts, net	$(17,585)

Expenses

	Years Ended December 31,			Years Ended December 31,
	2014	2013	2012	2014	2013	2012
	(in thousands)			(per Boe)
EXPENSES:
Lease operating and workover	$79,598	$73,414	$30,500	$6.79	$8.41	$8.34
Gathering and transportation	13,404	5,455	—	$1.14	$0.62	$—
Severance and other taxes	24,266	27,237	24,921	$2.07	$3.12	$6.81
Asset retirement accretion	1,706	1,435	723	$0.15	$0.17	$0.20
Depreciation, depletion, and amortization	269,935	250,396	125,561	$23.01	$28.67	$34.32
Impairment of oil and gas properties	86,471	453,310	—	$7.37	$51.91	$—
General and administrative	48,733	53,250	30,541	$4.15	$6.10	$8.35
Acquisition and transaction costs	4,129	11,803	14,884	$0.35	$1.35	$4.07
Other	5,108	615	—	$0.44	$0.07	$—

Total expenses	$533,350	$876,915	$227,130	$45.47	$100.42	$62.09

Lease Operating and Workover.

Year Ended December 31, 2014 as Compared to the Year Ended December 31, 2013

        Lease operating and workover expenses increased $6.2 million, or 8%, to $79.6 million for the year ended December 31, 2014 compared to $73.4 million for the year ended December 31, 2013. Lease operating expenses increased $9.2 million, or 14%, to $74.5 million for the year ended December 31, 2014 as compared to $65.3 million for the year ended December 31, 2013. This change is almost entirely attributable to the increase in producing well count for the Mississippian Lime and Anadarko Basin areas year over year; there were approximately 150 more active wells in 2014 for these areas versus the prior year. Workover expenses decreased $3.0 million, or 37%, to $5.1 million for the year ended December 31, 2014, as compared to $8.1 million for the year ended December 31, 2013. The Gulf Coast region workover costs decreased approximately $2.2 million period over period. While the total lease operating and workover expenses increased, the per unit amounts decreased to $6.79 per Boe for the year ended December 31, 2014 from $8.41 per Boe for the year ended December 31, 2013, a decrease of 19%, driven primarily by the 34% increase in production year over year.

Year Ended December 31, 2013 as Compared to the Year Ended December 31, 2012

        Lease operating and workover expenses increased $42.9 million, or 141%, to $73.4 million for the year ended December 31, 2013 compared to $30.5 million for the year ended December 31, 2012. Lease operating expenses increased $38.8 million, or 146%, to $65.3 million for the year ended December 31, 2013 as compared to $26.5 million for the year ended December 31, 2012. Lease operating expenses for the year ended December 31, 2013, included a full year of costs related to the assets acquired in the Eagle Property Acquisition (compared to only three months for the year ended December 31, 2012) and seven months of costs related to the assets acquired in the Anadarko Basin Acquisition which closed on May 31, 2013. Of this increase, $31.3 million relates to the increase in producing well count in all areas, which increased approximately 150% year over year due to the Anadarko Basin Acquisition and increased drilling activity in the Mississippian Lime area. The remaining $7.5 million is attributable to surface maintenance and other costs. During 2013, we continued to make investments in our operating areas to reduce lease operating costs, specifically in salt water disposal infrastructure in our Gulf Coast region and in our electrical infrastructure and salt water disposal infrastructure in the Mississippian Lime. Workover expenses increased $4.1 million, or 103%, to $8.1 million for the year ended December 31, 2013, as compared to $4.0 million for the year ended December 31, 2012. Of this increase, approximately $2.9 million relates to the Mississippian Lime area workover costs and $1.3 million relates to the Anadarko area workover costs partially offset by a decrease of $0.1 million in Gulf Coast workover costs. Lease operating and workover expenses increased to $8.41 per Boe for the year ended December 31, 2013 from $8.34 per Boe for the year ended December 31, 2012, an increase of 1%, which was primarily attributable to the factors noted above.

Gathering and Transportation.

Year Ended December 31, 2014 as Compared to the Year Ended December 31, 2013

        Gathering and transportation expenses increased $7.9 million, or 144%, to $13.4 million for the year ended December 31, 2014 compared to $5.5 million for the year ended December 31, 2013. These expenses are primarily attributable to an amended gas transportation, gathering and processing contract which commenced during the third quarter of 2013 in the Mississippian Lime and included a $0.36 per MMBtu gathering fee based upon wellhead volumes. As such, the year ended December 31, 2013 includes only two quarters of the expense. No gathering and transportation expenses were incurred in 2012.

Severance and Other Taxes.

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Total oil, natural gas, and natural gas liquids sales	$653,630	$512,753	$258,077
Severance taxes	17,723	21,338	22,121
Ad valorem and other taxes	6,543	5,899	2,800

Severance and other taxes	$24,266	$27,237	$24,921
Severance taxes as a percentage of sales	2.7%	4.2%	8.6%
Severance and other taxes as a percentage of sales	3.7%	5.3%	9.7%

Year Ended December 31, 2014 as Compared to the Year Ended December 31, 2013

        Severance and other taxes decreased $2.9 million, or 11%, to $24.3 million for the year ended December 31, 2014 as compared to $27.2 million for the year ended December 31, 2013. Severance taxes decreased $3.6 million, or 17%, to $17.7 million for the year ended December 31, 2014 compared to $21.3 million for the year ended December 31, 2013 and as a percentage of sales, changed from 4.2% for the year ended December 31, 2013 to 2.7% for the corresponding 2014 period due to lower effective severance tax rates in our Mississippian Lime and Anadarko Basin areas and lower production period-over-period in the relatively higher tax Gulf Coast region resulting from reduced drilling activity in 2014 and the Pine Prairie Disposition. Ad valorem taxes increased $0.7 million, or 12%, to $6.6 million for the year ended December 31, 2014, as compared to $5.9 million for the year ended December 31, 2013, related to increased ad valorem taxes in the Anadarko Basin and Gulf Coast area.

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

        Ad valorem taxes increased $3.1 million, or 111%, to $5.9 million for the year ended December 31, 2013 as compared to $2.8 million for the year ended December 31, 2012. This change directly correlates to the increase in active well count, which increased approximately 150% year over year due to the Anadarko Basin Acquisition and development drilling in 2013 across all areas.

Depreciation, Depletion and Amortization (DD&A).

Year Ended December 31, 2014 as Compared to the Year Ended December 31, 2013

        DD&A expense increased $19.5 million, or 8%, to $269.9 million for the year ended December 31, 2014 compared to $250.4 million for the year ended December 31, 2013. The DD&A rate for the year ended December 31, 2014 was $23.01 per Boe compared to $28.67 per Boe for the year ended December 31, 2013. The increase in total DD&A expense for the year ended December 31, 2014 was primarily due to higher oil, NGLs and natural gas production attributable to a full year of production from the Anadarko Basin Acquisition assets as well as developmental drilling during 2014 in the Mississippian Lime area. The lower DD&A rate per Boe is attributable to the overall growth in proved reserves during 2014.

Year Ended December 31, 2013 as Compared to the Year Ended December 31, 2012

        DD&A expense increased $124.8 million, or 99%, to $250.4 million for the year ended December 31, 2013 compared to $125.6 million for the year ended December 31, 2012. The DD&A rate for the year ended December 31, 2013 was $28.67 per Boe compared to $34.32 per Boe for the year ended December 31, 2012. The increase in total DD&A expense for the year ended December 31, 2013 was primarily due to higher oil, NGLs and natural gas production attributable to a full year of production from the Mississippian Lime assets acquired in October 2012, the addition of production from the Anadarko Basin Acquisition and developmental drilling during 2013. The lower DD&A rate per Boe is attributable to the addition of reserves with the Anadarko Basin Acquisition, as well as overall growth in proved reserves during 2013.

Impairment of Oil and Gas Properties.

Year Ended December 31, 2014 as Compared to the Year Ended December 31, 2013

        Our impairment of oil and gas properties pursuant to the full cost "ceiling test" was $83.5 million, net of taxes, for the year ended December 31, 2014 compared to $319.6 million, net of taxes, for the year ended December 31, 2013. The most significant factors affecting the 2014 impairment, which was recorded in the first quarter of 2014, related to the transfer of unevaluated property costs to the full cost pool. While we did not record a ceiling test impairment during the fourth quarter of 2014 (as SEC case pricing was still favorable at average prices of $94.99/Bbl for oil and $4.35/MMBtu for natural gas), we would have recorded an additional before tax impairment ranging from $600 million to $800 million at December 31, 2014 if we had used current forward strip pricing from February 2015 in the calculation of the present value of future net revenues from oil and gas properties in determining the full cost ceiling limitation. Should commodity prices remain at their current levels, we will be required to recognize future impairments in the carrying value of oil and gas properties and such impairments may be material.

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

General and Administrative (G&A).

Year Ended December 31, 2014 as Compared to the Year Ended December 31, 2013

        Our G&A expenses decreased to $48.7 million for the year ended December 31, 2014 from $53.3 million for the year ended December 31, 2013. The $4.6 million decrease period over period is primarily related to: $2.0 million in additional COPAS recoveries, $11.5 million less in transition services payments (in 2013 and part of 2014, payments were made as a result of the Eagle Property Acquisition and Anadarko Basin Acquisition) and $3.4 million less in other taxes, partially offset by an increase of $10.1 million in employee costs (including salary, bonus, severance related to the Houston office closure and share-based compensation) and $2.2 million of other G&A costs.

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

Acquisition and Transaction Costs.

Year Ended December 31, 2014 as Compared to the Year Ended December 31, 2013

        Our acquisition and transaction costs decreased by $7.7 million to $4.1 million for the year ended December 31, 2014 from $11.8 million for the year ended December 31, 2013. For the 2014 period, these costs generally represent our expenses related to the Pine Prairie Disposition discussed above. For the 2013 period, these costs represent our expenses related to the Anadarko Basin Acquisition discussed above.

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

Other.

Year Ended December 31, 2014 as Compared to the Year Ended December 31, 2013

        Other operating expenses for the year ended December 31, 2014 were $5.1 million, compared to $0.6 million for the year ended December 31, 2013. These expenses represent the loss on disposal of, or market value adjustments to, field equipment inventory deemed no longer useful to current operations, penalty fees associated with the early termination of a drilling contract, as well as other miscellaneous expenses.

Year Ended December 31, 2013 as Compared to the Year Ended December 31, 2012

        Other operating expenses for the year ended December 31, 2013 were $0.6 million, compared to no related costs for the year ended December 31, 2012. These costs represent the loss on disposal of, or market value adjustments to, field equipment inventory deemed no longer useful to current operations.

Other Income (Expense)

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
OTHER INCOME (EXPENSE)
Interest income	$39	$33	$245
Interest expense	(149,962)	(115,383)	(24,174)
Capitalized Interest	12,414	32,245	11,175

Interest expense—net of amounts capitalized	(137,548)	(83,138)	(12,999)
Total other income (expense)	$(137,509)	$(83,105)	$(12,754)

Interest Expense

Year Ended December 31, 2014 as Compared to the Year Ended December 31, 2013

        Interest expense, before capitalized interest, for the years ended December 31, 2014 and 2013 was $150.0 million and $115.4 million, respectively. The increase in interest expense was primarily due to a full year of interest associated with the 2021 Senior Notes (as discussed below) issued in 2013. Our average outstanding balance under our revolving credit facility was $386.7 million during the year ended December 31, 2014, compared to $252.7 million the year ended December 31, 2013, and related to $12.7 million of the total interest expense of $150.0 million for the year ended December 31, 2014. Of the remainder, $64.9 million was interest incurred under the 2021 Senior Notes, $64.5 million was interest incurred under the 2020 Senior Notes and $7.9 million represented amortization of deferred financing costs. Of the total interest expense, $12.4 million and $32.2 million was capitalized to oil and gas properties, resulting in $137.6 million and $83.1 million in interest expense, net of capitalized interest, for the years ended December 31, 2014 and 2013, respectively.

Year Ended December 31, 2013 as Compared to the Year Ended December 31, 2012

        Interest expense (before capitalized interest) for the years ended December 31, 2013 and 2012 was $115.4 million and $24.2 million, respectively. The increase in 2013 interest expense was primarily due to the issuance during 2013 of the 2021 Senior Notes (as discussed below) and a full year of interest expense associated with the 2020 Senior Notes (as discussed below) issued during 2012, in addition to a higher average outstanding balance under our revolving credit facility during the 2013 period. Our average outstanding balance under our revolving credit facility was $252.7 million during the 2013 period, versus $160.0 million for the 2012 period, and related to $7.1 million of the total interest expense of $115.4 million. The remainder of the interest expense for the year ended December 31, 2013, $108.3 million, related to interest expense of $37.8 million on the 2021 Senior Notes, $64.5 million on the 2020 Senior Notes, and amortization of deferred financing costs of $6.0 million. Of total interest expense, $32.2 million and $11.2 million was capitalized, resulting in $83.1 million and $13.0 million in net interest expense for years ended December 31, 2013 and 2012, respectively.

Provision for Income Taxes.

Year Ended December 31, 2014 as Compared to the Year Ended December 31, 2013

        Income tax expense was $6.4 million for the year ended December 31, 2014. This represents an application of our estimated effective tax rate (including state income taxes) for the year ended December 31, 2014 of 5.2% to the income incurred throughout the year. The significant reasons for the change from an income tax benefit to an expense during the year ended December 31, 2014 was $157.5 million of net unrealized gains on commodity derivative contracts which resulted in pre-tax book income of $123.3 million.

        The effective tax rate of 5.2% for the year ended December 31, 2014 includes the impact of a $39.9 million reduction in the valuation allowance originally established against our federal tax net operating losses ("NOL") attributable to the unrealized hedging gains during 2014 as discussed above.

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

        In light of the impairment of oil and gas properties, we have recorded a $45.7 million valuation allowance against our federal and State of Louisiana tax NOLs, as we do not believe that it is more-likely-than-not that this portion of our NOLs are realizable. We believe that the balance of the NOLs are realizable only to the extent of future taxable income primarily related to the excess of book carrying value of properties over their respective tax bases. No other sources of future taxable income are considered in this judgment.

Liquidity and Capital Resources

Overview

        Our financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business. The content below and under "Risks, Uncertainties, and Going Concern" above addresses important factors affecting our financial condition, liquidity and capital resources and debt covenant compliance.

        As of December 31, 2014, we had available cash of approximately $11 million and availability under our senior reserve based revolving credit facility (the "Credit Facility") of approximately $90 million. If we have a downward revision in estimates of our proved reserves, our borrowing base for our revolving credit facility may be reduced, and as a result, our available liquidity will be reduced. As of December 31, 2014, payments due on our contractual obligations during the next twelve months are greater than $150 million. This includes approximately $130 million of interest payments on our senior notes and other operating expenses such as fixed drilling commitments and operating leases. We believe that our forecasted cash and available credit capacity are not expected to be sufficient to meet our commitments as they come due over the next twelve months and that we will not be able to remain in compliance with our current debt covenants unless we are able to successfully increase our liquidity. We expect we will need to complete certain transactions, including management of our debt capital structure and potential asset sales, to have sufficient liquidity to satisfy these obligations in the long-term.

Liquidity Sufficiency

        Our liquidity outlook has changed since December 31, 2014 primarily as a result of the substantial decrease in oil and NGL prices. This has resulted in lower operating cash flows than expected and if commodity prices remain low compared to recent historical prices, will result in future significantly lower levels of operating cash flows as our current hedging contracts expire.

        As a result of this commodity price decline and our substantial debt burden, we believe that our forecasted cash and available credit capacity are not expected to be sufficient to meet our commitments as they come due over the next twelve months and that we will not be able to remain in compliance with our current debt covenants unless we are able to successfully increase our liquidity. Additionally, the terms of our Credit Facility and the indentures governing our senior notes require that some or all of the proceeds from certain asset sales be used to permanently reduce outstanding debt, which could substantially reduce the amount of proceeds we retain, and the covenants in these debt instruments impose limitations on the amount and type of additional indebtedness we can incur, which may significantly reduce our ability to obtain liquidity through the incurrence of additional indebtedness. Furthermore, our ability to refinance any of our existing indebtedness on commercially reasonably terms may be materially and adversely impacted by the current conditions in the energy industry and our financial condition.

        We are currently pursuing a number of actions including (i) actively managing our debt capital structure, (ii) selling additional assets, (iii) minimizing our capital expenditures, (iv) obtaining waivers or amendments from our lenders, (v) effectively managing our working capital and (vi) improving our cash flows from operations. There can be no assurance that sufficient liquidity can be raised from one or more of these actions or that these actions can be consummated within the period needed to meet certain obligations. Our interest payment obligations are substantial, and we will be required to pay approximately $32 million in interest on our 2020 Senior Notes on each of April 1 and October 1 and approximately $32 million in interest on our 2021 Senior Notes on each of June 1 and December 1.

        We have obtained a waiver to our Credit Facility waiving any default as a result of delivering an auditors' opinion in connection with our 2014 financial statements that includes a going concern qualification. As we pursue the actions mentioned above to increase liquidity, we may need to negotiate additional waivers or amendments to our Credit Facility or indentures to facilitate those actions. There can be no assurance that the lenders or the holders of our senior notes will agree to any amendment or waiver on acceptable terms and if a default occurs, a failure to do so may provide the lenders the opportunity to accelerate the outstanding debt under these facilities and it would be classified as a current liability on the balance sheet.

        The uncertainty associated with our ability to meet our commitments as they come due or to repay our outstanding debt raises substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might result from the uncertainty associated with our ability to meet our obligations as they come due.

Financial Ratio Covenants

        As of December 31, 2014, our ratio of net consolidated indebtedness to EBITDA was 3.7:1.0 and our ratio of current assets to current liabilities was 1.1:1.0. If liquidity concerns are not addressed in the near-term, we may breach the leverage covenant of our Credit Facility in the third quarter of 2015, which currently requires a maximum ratio of net consolidated indebtedness to EBITDA of 4.0:1.0 beginning with the quarter ended March 31, 2015. As of December 31, 2014, we were in compliance with the financial ratio covenants included in our Credit Facility.

Borrowing Base Redetermination

        If oil, NGL, and natural gas prices remain depressed or further deteriorate, the borrowing base under our Credit Facility may be reduced. Any reduction in the borrowing base will reduce our available liquidity, and, if the reduction results in the outstanding amount under the facility exceeding the borrowing base, we will be required to repay the deficiency within 30 days or in six equal monthly installments thereafter, at our election. We may not have the financial resources to make any mandatory deficiency principal repayments, which could result in an event of default under our Credit Facility.

Cross Default Provisions

        Our debt facilities contain significant cross default and / or cross acceleration provisions where a default under the Credit Facility or one of the indentures could enable the lenders of the other debt to also declare events of default and accelerate repayment of our obligations under those debt instruments. In general, these cross default / cross acceleration provisions are as follows:

  •
  The Credit Facility allows the lenders to declare an event of default if there is an event of default on other indebtedness and that default: (i) is the result of the failure to make any payment when due in respect of other indebtedness having an aggregate principal amount of at least 5% of the then effective borrowing base and such failure continues after the applicable grace or notice period; or (ii) is the result of a failure to perform any condition, covenant or other event and such failure permits the holders of such other indebtedness to cause the acceleration of such other indebtedness.

  •
  The indentures governing the senior notes allow the lenders to declare an event of default if there is an event of default on other indebtedness and that default: (i) is caused by a failure to make any payment of principal prior to the expiration of the grace period following the final maturity date of such indebtedness; or (ii) results in the acceleration of such indebtedness prior to its stated maturity, and, in each case, the principal amount of any such indebtedness, together with the principal amount of any other indebtedness with respect to which an event described herein has occurred, aggregates $50.0 million or more.

Recent Amendments and Waivers

  •
  In March 2015, we received a waiver related to the requirement that an unqualified auditors' opinion without an explanatory paragraph in relation to going concern accompany our annual financial statements.

Our Capital Requirements

        At December 31, 2014, our liquidity was $101 million, consisting of $90 million of available borrowing capacity under our Revolving Credit Facility and $11 million of cash and cash equivalents.

        Expenditures for exploration and development of oil and natural gas properties are the primary use of our capital resources. Subject to capital availability, we currently expect to invest between $250 million and $275 million for exploration, development and lease and seismic acquisition in 2015. Additionally, we expect to capitalize between $4 million and $6 million of interest expense during that same period. Our future success in growing proved reserves and production will be highly dependent on our ability to access additional outside sources of capital, via either the debt or equity markets, through growth in our reserve based credit facility or by securing other external sources of funding. As part of that process, on May 1, 2014, we closed on the sale of all of our ownership interest in developed and undeveloped acreage in the Pine Prairie field area of Evangeline Parish, Louisiana to a private buyer for estimated net proceeds of $147.5 million, of which $131 million was used to reduce amounts outstanding under our Credit Facility, with the remainder retained for transaction expenses and working capital purposes. Additionally, in March 2015, we executed a purchase and sale agreement covering the sale of our remaining producing assets in Louisiana for total consideration of $44 million cash, before customary closing adjustments. Upon closing of this transaction, which is expected to occur by April 30, 2015, the net proceeds therefrom will be used to repay a portion of our outstanding borrowings under our credit facility and for general corporate purposes.

        If oil, NGL and natural gas prices remain weak or further deteriorate or a reduction in our oil and natural gas production and reserves occurs, our ability to fund our capital expenditure program would be reduced and our liquidity would be negatively impacted. We plan to continue pursuing additional strategic options that would improve our financial flexibility and provide additional long-term liquidity, including the sale of other non-core assets and possibly joint-ventures or farm-outs on our properties. We are currently unable to predict the timing of any transaction and no assurance can be given that we will reach any agreement with a potential counterparty.

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

Significant Sources of Capital

Mandatorily Redeemable Convertible Preferred Units.

        In December 2011, Holdings LLC, FR Midstates Holdings LLC ("FR Midstates") and Midstates Petroleum Holdings, Inc. ("Petroleum Inc.") entered into an amended and restated limited liability company agreement, which was later amended in March 2012, to provide for the issuance of up to 65,000, or $65 million in aggregate value, of certain mandatorily redeemable convertible preferred units (the "Preferred Units") between December 15, 2011 and June 10, 2015. During the year ended December 31, 2012, Holdings LLC issued 65,000 Preferred Units to FR Midstates for aggregate cash proceeds of $65.0 million. On April 26, 2012, we used $67.1 million of the proceeds from our initial public offering to redeem the Preferred Units in full, including interest and other charges. As such, at December 31, 2012, the Preferred Units are no longer outstanding. We recorded $2.1 million related to interest expense associated with these Preferred Units for the year ended December 31, 2012. There was no related interest expense for the years ended December 31, 2014 or 2013.

Reserve-based Credit Facility.

        Our Credit Facility consists of a $750 million Credit Facility with a borrowing base supported by our Mississippian Lime and Anadarko Basin oil and gas assets. On September 30, 2014, we entered into an Assignment and Borrowing Base Increase Agreement that increased the borrowing base under the Credit Facility from $475 million to $525 million. At December 31, 2014, we had drawn $435.2 million on our Credit Facility and had outstanding letters of credit obligations total $1.4 million.

        The Credit Facility matures on May 31, 2018 and borrowings thereunder are secured by substantially all of our oil and natural gas properties and bear interest at LIBOR plus an applicable margin, depending upon our borrowing base utilization, between 2.00% and 3.00% per annum. At December 31, 2014 and 2013, the weighted average interest rate was 2.8% and 2.5%, respectively.

        In addition to interest expense, the Credit Facility requires the payment of a commitment fee each quarter. The commitment fee is computed at the rate of either 0.375% or 0.50% per annum based on the average daily amount by which the borrowing base exceeds the outstanding borrowings during each quarter.

        The borrowing base under the Credit Facility is subject to semiannual redeterminations in April and October and up to one additional time per six month period following each scheduled borrowing base redetermination, as may be requested by us or the administrative agent, acting on behalf of lenders holding at least two-thirds of the outstanding loans and other obligations. The next scheduled borrowing base redetermination date is April 1, 2015.

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

        The Credit Facility contains, among other standard affirmative and negative covenants, financial covenants including a maximum ratio of debt to EBITDA (i.e. leverage ratio) and a minimum current ratio (as defined therein) of not less than 1.0 to 1.0. We are required to maintain a leverage ratio of not more than 4.75 to 1.00 for the quarter ending December 31, 2014, and 4.00 to 1.00 for each quarter thereafter.

        As of December 31, 2014, we were in compliance with the current ratio and the ratio of debt to EBITDA covenants as set forth in the Credit Facility. Our current ratio at December 31, 2014 was 1.1 to 1.0. At December 31, 2014, our ratio of debt to EBITDA was 3.7 to 1.0.

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

2020 Senior Notes.

        On October 1, 2012, we issued $600 million in aggregate principal amount of 10.75% senior notes due 2020 (the "2020 Outstanding Notes") in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the "Securities Act"). On October 29, 2013, substantially all of the 2020 Outstanding Notes were exchanged for an equal principal amount of registered 10.75% senior subordinated notes due 2020 pursuant to an effective registration statement on Form S-4 filed on August 30, 2013 under the Securities Act (the "2020 Exchange Notes"). The 2020 Exchange Notes are identical to the 2020 Outstanding Notes except that the 2020 Exchange Notes are registered under the Securities Act and do not have restrictions on transfer, registration rights or provisions for additional interest. As used in this Annual Report on Form 10-K, the term "2020 Senior Notes" refers to both the 2020 Outstanding Notes and the 2020 Exchange Notes. The 2020 Senior Notes were co-issued on a joint and several basis with our wholly owned subsidiary, Midstates Sub. We do not have any operations or independent assets other than our 100% ownership interest in Midstates Sub and we have no other subsidiaries. The 2020 Senior Notes Indenture does not create any restricted assets within Midstates Sub, nor does it impose any significant restrictions on the ability of Midstates Sub to pay dividends or make loans to us or limit our ability to advance loans to Midstates Sub.

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

2021 Senior Notes.

        On May 31, 2013, we issued $700 million in aggregate principal amount of 9.25% senior notes due 2021 (the "2021 Outstanding Notes") in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act. On October 29, 2013, all of the 2021 Outstanding Notes were exchanged for an equal principal amount of registered 9.25% senior subordinated notes due 2021 pursuant to an effective registration statement on Form S-4 filed on August 30, 2013 under the Securities Act (the "2021 Exchange Notes"). The 2021 Exchange Notes are identical to the 2021

Outstanding Notes except that the 2021 Exchange Notes are registered under the Securities Act and do not have restrictions on transfer, registration rights or provisions for additional interest. As used in this Annual Report on Form 10-K, the term "2021 Senior Notes" refers to both the 2021 Outstanding Notes and the 2021 Exchange Notes. The proceeds from the offering of $700 million (net of the initial purchasers' discount and related offering expenses) were used to fund the Anadarko Basin Acquisition and the related expenses, to pay the expenses related to an amendment to our revolving credit facility, to repay $34.3 million in outstanding borrowings under our Credit Facility, and for general corporate purposes.

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

        Our operating cash flows are sensitive to a number of variables, the most significant of which is the volatility of oil and gas prices. Regional and worldwide economic activity, weather, infrastructure capacity to reach markets and other variable factors significantly impact the prices of these commodities. These factors are beyond our control and are difficult to predict. For additional information on the impact of changing prices on our financial position, see "Item 7A.—Quantitative and Qualitative Disclosures about Market Risk."

        The following information highlights the significant period-to-period variances in our cash flow amounts (table in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$356,838	$227,102	$137,249
Net cash used in investing activities	(409,558)	(1,193,846)	(773,608)
Net cash provided by financing activities	31,114	981,029	647,893

Net change in cash	$(21,606)	$14,285	$11,534

Cash flows provided by operating activities

        Net cash provided by operating activities was $356.8 million, $227.1 million and $137.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. The increase in net cash provided by operating activities for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily the result of an increase in oil and natural gas revenues attributable to higher production and favorable working capital changes, partially offset by lower realized commodity prices. The increase in net cash provided by operating activities for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily driven by an increase in production in all commodities and an increase in natural gas prices, partially offset by a decrease in oil and NGL prices.

Cash flows used in investing activities

        We had net cash used in investing activities of $409.6 million, $1.2 billion and $773.6 million during the years ended December 31, 2014, 2013 and 2012, respectively, as a result of our capital expenditures for drilling, development and acquisition costs. During the year ended December 31, 2014, $561.7 million was spent on our drilling program, partially offset by $147.7 million in proceeds received for the Pine Prairie Disposition, $3.0 million in proceeds received related to the Exploration Agreement with PetroQuest and $1.4 million in other asset sales. During the year ended December 31, 2013, $573.7 million was spent on our drilling program and $620.1 million for the Anadarko Basin Acquisition. The increase in net cash used in investing activities during the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily due to the Anadarko Basin Acquisition and continued expansion of our drilling programs.

Cash flows provided by financing activities

        Net cash provided by financing activities was $31.1 million, $981.0 million and $647.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. For the year ended December 31,

2014, we had draws on the revolver of $165.0 million and repayments (using a portion of the proceeds from the Pine Prairie Disposition) of $131.0 million. For the year ended December 31, 2013, cash sourced through financing activities was provided primarily from net long-term borrowings of $1.0 billion, consisting of the 2021 Senior Notes of $700 million and borrowings under the revolver of $341.5 million, offset by repayments of our revolving credit facility of $34.3 million. For the year ended December 31, 2012, cash sourced through financing activities was provided primarily from proceeds from our initial public offering of $213.6 million and net long-term borrowings of $459.2 million, consisting of the 2020 Senior Notes of $600 million and advances from our revolving credit facility, offset by repayments of our revolving credit facility during the year. Our long-term debt was $1.7 billion, $1.7 billion and $694.0 million at December 31, 2014, 2013 and 2012, respectively.

Other Items

Obligations and commitments

        We have the following contractual obligations and commitments as of December 31, 2014 (in thousands):

		Payments Due by Period
	Total	1 - 3 years	4 - 5 years	More than 5 years
Revolving credit facility(1)	$435,150	$—	$435,150	$—
2020 Senior Notes(2)	970,875	193,500	129,000	648,375
2021 Senior Notes(2)	1,120,875	194,250	129,500	797,125
Drilling contracts(3)	16,698	16,698	—	—
Non-cancellable office lease commitments(3)	9,320	5,675	2,437	1,208
Seismic contracts(3)	3,192	3,192	—	—
Asset retirement obligations(4)	21,599	—	—	21,599

Net minimum commitments	$2,577,709	$413,315	$696,087	$1,468,307

(1)
Amount excludes interest on our revolving credit facility as both the amount borrowed and applicable interest rate is variable. As of December 31, 2014, we had $435.2 million of indebtedness outstanding under our revolving credit facility. See Note 9 to our Consolidated Financial Statements.

(2)
Amount includes approximately $64.5 million and $64.8 million of interest per year for our 2020 Senior Notes and 2021 Senior Notes, respectively; see Note 9 to our Consolidated Financial Statements.

(3)
See Note 15 to our Consolidated Financial Statements for a description of operating lease, drilling contract, seismic contract and other obligations.

(4)
Amounts represent our estimate of future asset retirement obligations on a discounted basis. Because these costs typically extend many years into the future, estimating these future costs requires management to make estimates and judgments that are subject to future revisions based upon numerous factors, including the rate of inflation, changing technology and the political and regulatory environment. See Note 8 to our Consolidated Financial Statements.

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

        Reserves as of December 31, 2014, 2013 and 2012 were calculated using an unweighted arithmetic average of commodity prices in effect on the first day of each month, held flat for the life of the production, except where prices are defined by contractual arrangements.

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

        Derivative financial instruments are recorded in our consolidated balance sheets as either an asset or liability measured at estimated fair value. Changes in the derivative's fair value are recognized currently in earnings as gains and losses in the period of change. The gains or losses are recorded within revenues in "Gains (losses) on commodity derivative contracts—net." The related cash flow impact is reflected within cash flows from operating activities.

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

        Recent Accounting Pronouncements.    We reviewed recently issued accounting pronouncements that became effective during the year ended December 31, 2014, and determined that none would have a material impact on our condensed consolidated financial statements, with the exception of ASU 2014-09, "Revenue from Contracts with Customers" and ASU 2014-15, "Presentation of Financial Statements—Going Concern," (both effective for annual reporting periods beginning after December 15, 2016), which we are still evaluating.

        Off-Balance Sheet Arrangements.    Currently, we do not have any off-balance sheet arrangements as defined under Item 303(a)(4) (ii) of Regulation S-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We are exposed to a variety of market risks including commodity price risk, interest rate risk and counterparty and customer risk. We address these risks through a program of risk management including the use of derivative instruments.

        The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The disclosures are not meant to be precise indicators of expected future losses or gains, but rather indicators of reasonably possible losses or gains. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for purposes other than speculative trading. These derivative instruments are discussed in Note 5 to our Consolidated Financial Statements.

        Commodity price exposure.    We are exposed to market risk as the prices of oil and natural gas fluctuate due to changes in supply and demand. To partially reduce price risk caused by these market fluctuations, we have hedged in the past a portion of our production and expect to continue hedging a significant portion of our future production.

        We utilize derivative financial instruments to manage risks related to changes in oil, NGLs and natural gas prices. As of December 31, 2014, we utilized fixed price swaps to reduce the volatility of oil and natural gas prices on a portion of our future expected production.

        For derivative instruments recorded at fair value, the credit standing of our counterparties is analyzed and factored into the fair value amounts recognized on the balance sheet.

        The following is a summary of our commodity derivative contracts as of December 31, 2014:

	Hedged Volume	Weighted-Average Fixed Price
Oil (Bbls):
WTI Swaps—2015	3,276,000	$88.72
Natural Gas (MMBtu):
Swaps—2015(1)	20,050,000	$4.15

(1)
Includes 2,170,000 MMBtu in natural gas swaps that priced during the period, but had not cash settled as of December 31, 2014.

Year Ended December 31, 2014
(in thousands)
Derivative fair value at period end—asset (included in balance sheet)	$126,709

Realized net loss (included in the statement of operations)	$(18,332)

Unrealized net gain (included in the statement of operations)	$157,521

        As of December 31, 2014, 2013 and 2012, assets and liabilities recorded at fair value in the balance sheets were categorized based upon the level of judgment associated with the inputs used to measure their value. Our only financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2014, 2013 and 2012 are the derivative instruments discussed above. At December 31, 2014 and 2013, all of our commodity derivative contracts were with seven counterparties, respectively, and are all classified as Level 2. Our policy is to net derivative liabilities and assets where there is a legally enforceable master netting agreement with the counterparty.

        Interest rate risk.    At December 31, 2014, we had indebtedness outstanding under our credit facility of $435.2 million, which bore interest at floating rates, $600 million outstanding in 2020 Senior Notes, which bore interest at 10.75%, and $700 million outstanding in 2021 Senior Notes which bore interest at 9.25%. The average annual interest rate incurred on total indebtedness for the years ended December 31, 2014, 2013 and 2012 was approximately 8.4%, 8.7% and 6.7%, respectively. A 1.0% increase in each of the average LIBOR and federal funds rate for the years ended December 31, 2014 and 2013 would have resulted in an estimated $3.9 million and $2.1 million, respectively, increase in interest expense, of which a portion may be capitalized.

        At December 31, 2014, we do not have any interest rate derivatives in place. In the future, we may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues. Interest rate derivatives are used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.

        Counterparty and customer credit risk.    Joint interest receivables arise from billing entities that own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we wish to drill. We have limited ability to control participation in our wells. We are also subject to credit risk due to concentration of our oil and natural gas receivables with several significant customers, including Plains Marketing, Semgas, Phillips66 and Valero Marketing. See "Business—Marketing and Major Customers" for further detail about our significant customers. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. In addition, our oil and natural gas derivative arrangements expose us to credit risk in the event of nonperformance by counterparties.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures.    As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at December 31, 2014 at the reasonable assurance level.

        Management's Annual Report on Internal Control over Financial Reporting.    The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management, and other personnel, to provide reasonable assurance regarding reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures which (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors, and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of The Treadway Commission. Based on our evaluation under the Internal Control Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

        Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued their report on the effectiveness of the Company's internal control over financial reporting at December 31, 2014. The report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm."

        Remediation of Material Weakness.    As discussed in our 2013 Form 10-K, our management concluded that our internal control over financial reporting was not effective as of December 31, 2013 as a result of a material weaknesses related to the internal control over the preparation of oil and gas reserve estimates. Management identified the following measures to strengthen our internal control over financial reporting and to address the material weakness. We began implementing certain of these measures in the second quarter of 2014 and continued to develop remediation plans and implemented additional measures throughout the remainder of the year, including:

  •
  Redesigned controls over management's review of oil and gas reserve estimates to ensure an appropriate level of precision to address the associated risks;

  •
  Expanded documentation of the procedures for reviewing the financial, production and ownership data used as inputs into the oil and gas reserve estimate calculations and for retaining evidence when such review is performed;

  •
  Implemented a process for documenting the key decisions and assumptions made by the Company operations personnel during the reconciliation of the oil and gas reserve estimate output between management's internal calculations and the third party reserve engineering firms' calculations; and

  •
  Trained the reserves engineering staff on the above procedures.

        Changes in Internal Control over Financial Reporting.    Except for the remediation of the previously identified material weakness discussed above, there were no other changes in internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Midstates Petroleum Company, Inc.
Houston, Texas

        We have audited the internal control over financial reporting of Midstates Petroleum Company, Inc. and subsidiary ("Midstates") as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Midstates' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Midstates' internal control over financial reporting based on our audit.

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

        In our opinion, Midstates maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of Midstates and our report dated March 16, 2015 expressed an unqualified opinion on those consolidated financial statements and includes an explanatory paragraph regarding going concern uncertainty.

/s/ DELOITTE & TOUCHE LLP
Houston, Texas
March 16, 2015

ITEM 9B.    OTHER INFORMATION

        None.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

        Pursuant to General Instructions G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2015 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

        Pursuant to General Instructions G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2015 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS

        Pursuant to General Instructions G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2015 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Pursuant to General Instructions G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2015 Annual Meeting of Stockholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Pursuant to General Instructions G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2015 Annual Meeting of Stockholders.

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as a part of this Annual Report on Form 10-K or incorporated herein by reference:

(1)
Financial Statements:

    See Item 8. Financial Statements and Supplementary Data.

  (2)
  Financial Statement Schedules:

    None.

  (3)
  Exhibits:

        The following documents are included as exhibits to this report:

2.1	Master Reorganization Agreement, dated April 24, 2012, by and among the Company and certain of its affiliates, certain members of the Company's management and certain affiliates of First Reserve Corporation (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 25, 2012, and incorporated herein by reference).

2.2	Purchase and Sale Agreement, dated as of April 3, 2013, by and among Midstates Petroleum Company LLC, Panther Energy Company, LLC, Red Willow Mid-Continent, LLC and Linn Energy Holdings, LLC (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 4, 2013, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Midstates Petroleum Company, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 25, 2012, and incorporated herein by reference).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Midstates Petroleum Company, Inc. (filed as Appendix A to the Company's 2014 Proxy Statement filed on April 8, 2014 and incorporated by reference.)

3.3	Amended and Restated Bylaws of Midstates Petroleum Company, Inc. (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed on April 25, 2012, and incorporated herein by reference).

3.4	Certificate of Designations of Series A Mandatorily Convertible Preferred Stock of Midstates Petroleum Company, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on October 2, 2012, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1/A on February 29, 2012, and incorporated herein by reference).

4.2	Indenture, dated October 1, 2012, by and among the Company, Midstates Petroleum Company LLC and Wells Fargo Bank, National Association, as trustee, governing the 10.75% senior notes due 2020 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 2, 2012, and incorporated herein by reference).

4.3	Registration Rights Agreement, dated October 1, 2012, by and among the Company, Midstates Petroleum Company LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers named therein, relating to the 10.75% senior notes due 2020 (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 2, 2012, and incorporated herein by reference).

4.4	Registration Rights Agreement, dated October 1, 2012, by and among the Company, Eagle Energy Production, LLC, FR Midstates Interholding, LP and certain other of the Company's stockholders (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on October 2, 2012, and incorporated herein by reference).

4.5	Indenture, dated May 31, 2013, by and among the Midstates Petroleum Company, Inc., Midstates Petroleum Company LLC and the Well Fargo Bank, National Association, as trustee, governing the 9.25% senior notes due 2021 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 3, 2013, and incorporated herein by reference).

4.6	Registration Rights Agreement, dated May 31, 2013, by and among the Midstates Petroleum Company, Inc., Midstates Petroleum Company LLC and Morgan Stanley & Co. LLC and SunTrust Robinson Humphrey, Inc., as representatives of the several initial purchasers named therein, relating to the 9.25% senior notes due 2021 (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on June 3, 2013, and incorporated herein by reference).

10.1	Stockholders' Agreement among the Company and certain equity owners (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 25, 2012, and incorporated herein by reference).

10.2	Second Amended and Restated Credit Agreement, dated as of June 8, 2012, among the Company, Midstates Petroleum Company LLC, SunTrust Bank as administrative agent and the other lender parties thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 13, 2012, and incorporated herein by reference).

10.3	Assignment and First Amendment to the Second Amended and Restated Credit Agreement, dated as of September 7, 2012, among the Company, Midstates Petroleum Company LLC, SunTrust Bank as administrative agent and the other lenders and parties party thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 12, 2012, and incorporated herein by reference).

10.4	Amendment to First Amendment to the Second Amended and Restated Credit Agreement, dated as of September 26, 2012, among the Company, Midstates Petroleum Company LLC, SunTrust Bank, as administrative agent, and the other lenders and parties party thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 27, 2012, and incorporated herein by reference).

10.5	Second Amendment to Second Amended and Restated Credit Agreement, dated as of March 19, 2013, among Midstates Petroleum Company, Inc., Midstates Petroleum Company LLC, SunTrust Bank, as administrative agent, and the other lenders party thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 22, 2013, and incorporated herein by reference).

10.6	Assignment and Third Amendment to the Second Amended and Restated Credit Agreement, dated as of May 20, 2013, among Midstates Petroleum Company, Inc., Midstates Petroleum Company LLC, SunTrust Bank as administrative agent and the other lenders and parties party thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 22, 2013, and incorporated herein by reference).

10.7	Assignment and Fourth Amendment to the Second Amended and Restated Credit Agreement, dated as of September 26, 2013, among Midstates Petroleum Company, Inc., Midstates Petroleum Company LLC, SunTrust Bank as administrative agent and the other lenders and parties party thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 30, 2013, and incorporated herein by reference).

10.8	Fifth Amendment to Second Amended and Restated Credit Agreement, dated as of June 8, 2012, by and among Midstates Petroleum Company, Inc., Midstates Petroleum Company LLC, SunTrust Bank as administrative agent and the other lender parties thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 3, 2014, and incorporated herein by reference).

10.9		Assignment and Borrowing Base Increase Agreement, amending the Second Amended and Restated Credit Agreement, dated as of September 30, 2014, among Midstates Petroleum Company, Inc., Midstates Petroleum Company LLC, SunTrust Bank as administrative agent and the other lenders and parties party thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 2, 2014, and incorporated herein by reference).

10.10		Asset Purchase Agreement, dated as of August 11, 2012, among the Company, Midstates Petroleum Company, LLC and Eagle Energy Production, LLC (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 13, 2012, and incorporated herein by reference).

10.11		Purchase and Sale Agreement, dated as of March 5, 2014, by and among Midstates Petroleum Company LLC and Tana Exploration Company LLC (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on March 11, 2014, and incorporated herein by reference).

10.12		Purchase and Sale Agreement, dated as of October 2, 2014, by and among Midstates Petroleum Company LLC and Baseline Energy Resources, LLC (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 7, 2014, and incorporated herein by reference).

10.13	**	Executive Employment Agreement dated as of April 25, 2012 between the Company and Nelson Haight (filed as Exhibit 10.10(a) to the Company's Annual Report on Form 10-K filed on March 24, 2014, and incorporated herein by reference).

10.14	**	Amendment to Executive Employment Agreement dated as of December 12, 2013 between the Company and Nelson Haight (filed as Exhibit 10.10(a) to the Company's Annual Report on Form 10-K filed on March 24, 2014, and incorporated herein by reference).

10.15	**	Separation and Release Agreement, dated as of October 3, 2013 between Midstates Petroleum Company, Inc. and Stephen C. Pugh (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 4, 2013, and incorporated herein by reference).

10.16	**	Separation Agreement and General Release of Claims, dated as of March 19, 2014, between Midstates Petroleum Company, Inc. and John A. Crum (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 20, 2014, and incorporated herein by reference).

10.17	**	Employment Agreement, dated effective December 29, 2014, between Midstates Petroleum Company, Inc. and Mark E. Eck (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 24, 2014, and incorporated herein by reference).

10.18	**	Separation Agreement and General Release of Claims, dated effective January 1, 2015, between Midstates Petroleum Company, Inc. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 24, 2014 and incorporated herein by reference).

10.19	**	Midstates Petroleum Company Inc. 2012 Long Term Incentive Plan (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 on April 20, 2012, and incorporated herein by reference).

10.20	**	Midstates Petroleum Company Inc. 2012 Amended and Restated Long Term Incentive Plan (filed as Exhibit 4.4 to the Company's Registration Statement on Form S 8 on May 27, 2014, and incorporated herein by reference).

10.21	**	Midstates Petroleum Company, Inc. 2012 Long-Term Incentive Plan Form of Restricted Stock Agreement (Time Vesting) for 2012 Awards (filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1/A on January 20, 2012, and incorporated herein by reference).

10.22	**	Midstates Petroleum Company, Inc. 2012 Long-Term Incentive Plan Form of Restricted Stock Agreement (Time Vesting) for 2013 Awards (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 27, 2013, and incorporated herein by reference).

10.23	**	Midstates Petroleum Company, Inc. Form of Notice of Grant of Restricted Stock (Time Vesting) (filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1/A on January 20, 2012, and incorporated herein by reference).

10.24	**	Form of Indemnification Agreement between the Company and each of the directors and executive officers thereof (filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1/A on February 16, 2012, and incorporated herein by reference).

10.25		Form of Cash Retention Award (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on June 9, 2014, and incorporated herein by reference).

12.1	(a)	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1	(a)	List of subsidiaries of the Company.

23.1	(a)	Consent of Deloitte & Touche LLP.

23.2	(a)	Consent of Netherland, Sewell and Associates, Inc.—Independent Petroleum Engineers

23.3	(a)	Consent of Cawley, Gillespie & Associates, Inc.—Independent Petroleum Engineers

31.1	(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2	(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1	(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2	(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

99.1	(a)	Report of Netherland, Sewell & Associates, Inc.

99.2	(a)	Report of Cawley, Gillespie & Associates, Inc.

101.INS	(a)	XBRL Instance Document.

101.SCH	(a)	XBRL Schema Document.

101.CAL	(a)	XBRL Calculation Linkbase Document.

101.DEF	(a)	XBRL Definition Linkbase Document.

101.LAB	(a)	XBRL Labels Linkbase Document

101.PRE	(a)	XBRL Presentation Linkbase Document.

(a)
Filed herewith

(b)
Furnished herewith

**
Management contract or compensatory plan or arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

MIDSTATES PETROLEUM COMPANY, INC.
Dated: March 16, 2015	/s/ DR. PETER J. HILL Dr. Peter J. Hill Interim President and Chief Executive Officer (Principal Executive Officer)
Dated: March 16, 2015	/s/ NELSON M. HAIGHT Nelson M. Haight Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: March 16, 2015

        KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Peter J. Hill and Nelson M. Haight, each of whom may act without joinder of the other, as their true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ DR. PETER J. HILL Dr. Peter J. Hill	Interim President and Chief Executive Officer (principal executive officer)	March 16, 2015
/s/ NELSON M. HAIGHT Nelson M. Haight	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 16, 2015
/s/ FREDERIC F. BRACE Frederic F. Brace	Director	March 16, 2015

Signatures	Title	Date

/s/ ALAN J. CARR Alan J. Carr	Director	March 16, 2015
/s/ GEORGE A. DEMONTROND George A. Demontrond	Director	March 16, 2015
/s/ THOMAS C. KNUDSON Thomas C. Knudson	Director	March 16, 2015
/s/ LOREN M. LEIKER Loren M. Leiker	Director	March 16, 2015
/s/ JOHN MOGFORD John Mogford	Director	March 16, 2015
/s/ MARY P. RICCIARDELLO Mary P. Ricciardello	Director	March 16, 2015
/s/ ROBERT M. TICHIO Robert M. Tichio	Director	March 16, 2015

MIDSTATES PETROLEUM COMPANY, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Midstates Petroleum Company, Inc.
Houston, Texas

        We have audited the accompanying consolidated balance sheets of Midstates Petroleum Company, Inc. and subsidiary ("Midstates") as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of Midstates' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Midstates Petroleum Company, Inc. and subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements have been prepared assuming that Midstates will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Midstates' projected debt covenant violation and resulting lack of liquidity raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Midstates' internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2015 expressed an unqualified opinion on Midstates' internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Houston, Texas
March 16, 2015

MIDSTATES PETROLEUM COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,557	$33,163
Accounts receivable:
Oil and gas sales	69,161	102,483
Joint interest billing	42,407	42,631
Other	22,193	1,090
Commodity derivative contracts	126,709	700
Deferred income taxes	—	11,837
Other current assets	1,098	693

Total current assets	273,125	192,597
PROPERTY AND EQUIPMENT:
Oil and gas properties, on the basis of full-cost accounting	3,442,681	3,060,661
Other property and equipment	13,454	11,113
Less accumulated depreciation, depletion, amortization and impairment	(1,333,019)	(976,880)

Net property and equipment	2,123,116	2,094,894
OTHER ASSETS:
Commodity derivative contracts	—	19
Deferred income taxes	35,821	—
Other noncurrent assets	43,731	54,597

Total other assets	79,552	54,616

TOTAL	$2,475,793	$2,342,107

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$22,783	$21,493
Accrued liabilities	183,831	204,381
Commodity derivative contracts	—	27,880
Deferred income taxes	44,862	—

Total current liabilities	251,476	253,754
LONG-TERM LIABILITIES:
Asset retirement obligations	21,599	26,308
Commodity derivative contracts	—	3,651
Long-term debt	1,735,150	1,701,150
Deferred income taxes	—	15,291
Other long-term liabilities	1,706	1,954

Total long-term liabilities	1,758,455	1,748,354
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 49,675,000 shares authorized; no shares issued or outstanding	—	—
Series A mandatorily convertible preferred stock, $0.01 par value, $387,808 and $358,550 liquidation value at December 31, 2014 and December 31, 2013, respectively; 8% cumulative dividends; 325,000 shares issued and outstanding	3	3
Common stock, $0.01 par value, 300,000,000 shares authorized; 70,491,732 shares issued and 69,957,055 shares outstanding at December 31, 2014 and 68,925,745 shares issued and 68,807,043 shares outstanding at December 31, 2013	704	689
Treasury stock	(2,592)	(664)
Additional paid-in-capital	881,894	871,047
Retained deficit	(414,147)	(531,076)

Total stockholders' equity	465,862	339,999

TOTAL	$2,475,793	$2,342,107

The accompanying notes are an integral part of these consolidated financial statements.

MIDSTATES PETROLEUM COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31
	2014	2013	2012
REVENUES:
Oil sales	$466,655	$387,226	$218,430
Natural gas liquid sales	87,771	62,340	23,617
Natural gas sales	99,204	63,187	16,030
Gains (losses) on commodity derivative contracts—net	139,189	(44,284)	(11,158)
Other	1,364	1,037	754

Total revenues	794,183	469,506	247,673
EXPENSES:
Lease operating and workover	79,598	73,414	30,500
Gathering and transportation	13,404	5,455	—
Severance and other taxes	24,266	27,237	24,921
Asset retirement accretion	1,706	1,435	723
Depreciation, depletion, and amortization	269,935	250,396	125,561
Impairment in carrying value of oil and gas properties	86,471	453,310	—
General and administrative	48,733	53,250	30,541
Acquisition and transaction costs	4,129	11,803	14,884
Other	5,108	615	—

Total expenses	533,350	876,915	227,130

OPERATING INCOME (LOSS)	260,833	(407,409)	20,543
OTHER INCOME (EXPENSE):
Interest income	39	33	245
Interest expense—net of amounts capitalized	(137,548)	(83,138)	(12,999)

Total other income (expense)	(137,509)	(83,105)	(12,754)

INCOME (LOSS) BEFORE TAXES	123,324	(490,514)	7,789
Income tax benefit (expense)	(6,395)	146,529	(157,886)

NET INCOME (LOSS)	$116,929	$(343,985)	$(150,097)

Preferred stock dividend	(10,378)	(15,589)	(6,500)
Participating securities—Series A Preferred Stock	(35,696)	—	—
Participating securities—Non-vested Restricted Stock	(3,584)	—	—

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$67,271	$(359,574)	$(156,597)

Basic and diluted net income (loss) per share attributable to common shareholders	$1.01	$(5.47)	$(2.61)

Basic and diluted weighted average number of common shares outstanding	66,440	65,766	59,979

The accompanying notes are an integral part of these consolidated financial statements.

MIDSTATES PETROLEUM COMPANY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(See Notes 10 and 11 for Share History)

(In thousands)

	Series A Preferred Stock	Common Stock	Treasury Stock	Capital Contributions	Additional Paid-in-Capital	Retained Deficit/ Accumulated Loss	Total Stockholders' Equity
Balance as of January 1, 2012	$—	$—	$—	$322,496	$—	$(36,994)	$285,502

Issuance of common stock	—	476	—	(476)	—	—	—
Reclassification of members' contributions	—	—	—	(322,020)	322,020	—	—
Proceeds from the sale of common stock	—	180	—	—	213,389	—	213,569
Tax attributes contributed at IPO reorganization date by shareholding entities IPO reorganization date by shareholding entities	—	—	—	—	33,888	—	33,888
Issuance of preferred stock as consideration in the Eagle Property Acquisition	3	—	—	—	291,953	—	291,956
Share-based compensation	—	10	—	—	2,641	—	2,651
Net loss	—	—	—	—	—	(150,097)	(150,097)

Balance as of December 31, 2012	$3	$666	$—	$—	$863,891	$(187,091)	$677,469

Share-based compensation	—	23	—	—	7,156	—	7,179
Acquisition of treasury stock	—	—	(664)	—	—	—	(664)
Net loss	—	—	—	—	—	(343,985)	(343,985)

Balance as of December 31, 2013	$3	$689	$(664)	$—	$871,047	$(531,076)	$339,999

Share-based compensation	—	15	—	—	10,847	—	10,862
Acquisition of treasury stock	—	—	(1,928)	—	—	—	(1,928)
Net income	—	—	—	—	—	116,929	116,929

Balance as of December 31, 2014	$3	$704	$(2,592)	$—	$881,894	$(414,147)	$465,862

The accompanying notes are an integral part of these consolidated financial statements.

MIDSTATES PETROLEUM COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$116,929	$(343,985)	$(150,097)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Gains) losses on commodity derivative contracts—net	(139,189)	44,284	11,158
Net cash paid for commodity derivative contracts not designated as hedging instruments	(18,332)	(17,585)	(15,825)
Asset retirement accretion	1,706	1,435	723
Depreciation, depletion, and amortization	269,935	250,396	125,561
Impairment in carrying value of oil and gas properties	86,471	453,310	—
Share-based compensation, net of amounts capitalized to oil and gas properties	8,618	5,713	2,459
Deferred income taxes	5,586	(146,529)	157,886
Amortization of deferred financing costs	7,857	5,955	1,530
Change in operating assets and liabilities:
Accounts receivable—oil and gas sales	33,322	(66,865)	(11,826)
Accounts receivable—JIB and other	(13,603)	(28,488)	(11,019)
Other current and noncurrent assets	3,191	(1,802)	(218)
Accounts payable	2,327	(4,350)	(646)
Accrued liabilities	(7,733)	75,903	27,931
Other	(247)	(290)	(368)

Net cash provided by operating activities	$356,838	$227,102	$137,249

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(561,691)	(573,734)	(422,332)
Investment in acquired property	—	(620,112)	(351,276)
Proceeds from the sale of oil and gas properties	152,133	—	—

Net cash used in investing activities	$(409,558)	$(1,193,846)	$(773,608)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings	165,000	1,041,450	744,667
Repayment of long-term borrowings	(131,000)	(34,300)	(285,467)
Proceeds from issuance of mandatorily redeemable convertible preferred units	—	—	65,000
Repayment of mandatorily redeemable convertible preferred units	—	—	(65,000)
Proceeds from sale of common stock, net of initial public offering expenses of $6.4 million	—	—	213,569
Deferred financing costs	(958)	(25,457)	(24,876)
Acquisition of treasury stock	(1,928)	(664)	—

Net cash provided by financing activities	$31,114	$981,029	$647,893

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(21,606)	14,285	11,534
Cash and cash equivalents, beginning of period	$33,163	$18,878	$7,344

Cash and cash equivalents, end of period	$11,557	$33,163	$18,878

SUPPLEMENTAL INFORMATION:
Non-cash transactions—investments in property and equipment accrued—not paid	$95,000	$106,500	$87,812
Non-cash components of Eagle Property Acquisition Purchase Price:
—Preferred stock issued for property	—	—	291,956
—Deferred tax liability assumed	—	(727)	26,712
—Asset retirement obligation assumed	—	—	2,662
—Accrual for additional consideration	—	(941)	1,500
Non-cash components of Anadarko Basin Acquisition Purchase Price:
—Asset retirement obligation assumed	—	6,296	—
—Accrual for miscellaneous liabilities assumed	(344)	3,030	—
Non-cash components of Pine Prairie Disposition:
—Asset retirement obligation disposed	(7,652)	—	—
—Accrual for miscellaneous liabilities released	(2,185)	—	—
—Other noncurrent assets sold	371	—	—
Cash paid for interest, net of capitalized interest of $12.4 million, $32.2 million and $11.2 million, respectively	129,511	72,085	—
Cash paid for taxes	209	—	—
Tax Attributes contributed at IPO reorganization date by shareholding entities	—	—	33,888

The accompanying notes are an integral part of these consolidated financial statements.

MIDSTATES PETROLEUM COMPANY, INC.

Notes to Consolidated Financial Statements

1. Organization and Business

        Midstates Petroleum Company, Inc., through its wholly-owned subsidiary Midstates Petroleum Company LLC, engages in the business of drilling for, and production of, oil, natural gas liquids ("NGL") and natural gas. Midstates Petroleum Company, Inc. was incorporated pursuant to the laws of the State of Delaware on October 25, 2011 to become a holding company for Midstates Petroleum Company LLC ("Midstates Sub"), which was previously a wholly-owned subsidiary of Midstates Petroleum Holdings LLC ("Holdings LLC"). Pursuant to the terms of a corporate reorganization that was completed in connection with the closing of Midstates Petroleum Company, Inc.'s initial public offering, all of the interests in Midstates Petroleum Holdings LLC were exchanged for newly issued common shares of Midstates Petroleum Company, Inc., and as a result, Midstates Petroleum Company LLC became a wholly-owned subsidiary of Midstates Petroleum Company, Inc. and Midstates Petroleum Holdings LLC ceased to exist as a separate entity. The terms "Company," "we," "us," "our," and similar terms when used in the present tense, prospectively or for historical periods since April 25, 2012, refer to Midstates Petroleum Company, Inc. and its subsidiary, and for historical periods prior to April 25, 2012, refer to Midstates Petroleum Holdings LLC and its subsidiary, unless the context indicates otherwise. The term "Holdings LLC" refers solely to Midstates Petroleum Holdings LLC prior to the corporate reorganization.

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

        On March 5, 2014, the Company executed a Purchase and Sale Agreement ("PSA") to sell all of its ownership interest in developed and undeveloped acreage in the Pine Prairie field area of Evangeline Parish, Louisiana to a private buyer for net proceeds of $147.7 million in cash (the "Pine Prairie Disposition"). Acreage subject to the transaction did not include acreage and production in the western part of Louisiana in Beauregard or Calcasieu Parishes or other undeveloped acreage held outside the Pine Prairie field. The sale closed on May 1, 2014.

        At December 31, 2014, the Company has oil and gas operations and properties in Oklahoma, Texas and Louisiana and operated the oil and natural gas properties as one reportable segment engaged in the exploration, development and production of oil, natural gas liquids and natural gas. The Company's management evaluated performance based on one reportable segment as there were not significantly different economic or operational environments within its oil and natural gas properties.

        All pro forma and per share information presented in the accompanying consolidated financial statements have been adjusted to reflect the effects of the Company's initial public offering.

2. Liquidity and Capital Resources

        As of December 31, 2014, the Company had available cash of approximately $11 million and availability under the reserve based revolving credit facility (the "Credit Facility") of approximately $90 million. If there is a downward revision in estimates of proved reserves, the borrowing base for the revolving credit facility may be reduced, and as a result, available liquidity will be reduced. As of December 31, 2014, payments due on contractual obligations during the next twelve months are approximately $150 million. This includes approximately $130 million of interest payments on the senior notes and other operating expenses such as fixed drilling commitments and operating leases. The Company expects it will need to complete certain transactions, including management of debt capital structure and potential asset sales, to have sufficient liquidity to satisfy these obligations in the long-term.

Liquidity Sufficiency

        The liquidity outlook has changed since December 31, 2014 primarily as a result of the substantial decrease in oil and gas prices. This has resulted in lower operating cash flows than expected and if commodity prices remain low compared to recent historical prices, will result in future significantly lower levels of operating cash flows as current hedging contracts expire.

        As a result of the commodity price decline and the Company's substantial debt burden, the Company believes that forecasted cash and available credit capacity are not expected to be sufficient to meet commitments as they come due over the next twelve months and that the Company will not be

MIDSTATES PETROLEUM COMPANY, INC.

Notes to Consolidated Financial Statements (Continued)

2. Liquidity and Capital Resources (Continued)

able to remain in compliance with current debt covenants unless able to successfully increase liquidity. Additionally, the terms of the Credit Facility and the indentures governing the senior notes require that some or all of the proceeds from certain asset sales be used to permanently reduce outstanding debt which could substantially reduce the amount of proceeds retained, and the covenants in these debt instruments impose limitations on the amount and type of additional indebtedness the Company can incur, which may significantly reduce the ability to obtain liquidity through the incurrence of additional indebtedness. Furthermore, the ability to refinance any of the existing indebtedness on commercially reasonably terms may be materially and adversely impacted by the current conditions in the energy industry and the Company's financial condition.

        The Company is currently pursuing a number of actions including (i) actively managing the debt capital structure, (ii) selling additional assets, (iii) minimizing capital expenditures, (iv) obtaining waivers or amendments from lenders, (v) effectively managing working capital and (vi) improving cash flows from operations. There can be no assurance that sufficient liquidity can be raised from one or more of these actions or that these actions can be consummated within the period needed to meet certain obligations. The interest payment obligations are substantial, and the Company will be required to pay approximately $32 million in interest on the 2020 Senior Notes on each of April 1 and October 1 and approximately $32 million in interest on the 2021 Senior Notes on each of June 1 and December 1. The Company has obtained a waiver to the Credit Facility waiving any default as a result of delivering an auditors' opinion in connection with the 2014 financial statements that includes a going concern qualification. As the Company pursues the actions mentioned above to increase liquidity, it may need to negotiate additional waivers or amendments to the Credit Facility or indentures to facilitate those actions. There can be no assurance that the lenders or the holders of the senior notes will agree to any amendment or waiver on acceptable terms and if a default occurs, a failure to do so may provide the lenders the opportunity to accelerate the outstanding debt under these facilities and it would be classified as a current liability on the balance sheet.

        The uncertainty associated with the ability to meet commitments as they come due or to repay outstanding debt raises substantial doubt about the ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might result from the uncertainty associated with the ability to meet obligations as they come due.

Financial Ratio Covenants

        As of December 31, 2014, the ratio of net consolidated indebtedness to EBITDA was 3.7:1.0 and the ratio of current assets to current liabilities was 1.1:1.0. If liquidity concerns are not addressed in the near-term, the Company may breach the leverage covenant of our Credit Facility, in the third quarter of 2015 which currently requires a maximum ratio of net consolidated indebtedness to EBITDA of 4.0:1.0 beginning with the quarter ended March 31, 2015. As of December 31, 2014, the Company was in compliance with the financial ratio covenants included in the Credit Facility.

Borrowing Base Redetermination

        If oil, NGL, natural gas prices remain weak or deteriorate, the borrowing base under the Credit Facility may be reduced. Any reduction in the borrowing base will reduce our available liquidity, and, if the reduction results in the outstanding amount under the facility exceeding the borrowing base, the

MIDSTATES PETROLEUM COMPANY, INC.

Notes to Consolidated Financial Statements (Continued)

2. Liquidity and Capital Resources (Continued)

Company will be required to repay the deficiency within 30 days or in six monthly installments thereafter, at the Company's election. The Company may not have the financial resources to make any mandatory deficiency principal repayments, which could result in an event of default under the Credit Facility.

Cross Default Provisions

        The debt facilities contain significant cross default and/or cross acceleration provisions where a default under the Credit Facility or one of the indentures could enable the lenders of the other debt to also declare events of default and accelerate repayment of the obligations under those debt instruments. In general, these cross default/cross acceleration provisions are as follows:

  •
  The Credit Facility allows the lenders to declare an event of default if there is an event of default on other indebtedness and that default: (i) is the result of the failure to make any payment when due in respect of other indebtedness having an aggregate principal amount of at least 5% of the then effective borrowing base and such failure continues after the applicable grace or notice period; or (ii) is the result of a failure to perform any condition, covenant or other event and such failure permits the holders of such other indebtedness to cause the acceleration of such other indebtedness.

  •
  The indentures governing the senior notes allow the lenders to declare an event of default if there is an event of default on other indebtedness and that default: (i) is caused by a failure to make any payment of principal prior to the expiration of the grace period following the final maturity date of such indebtedness; or (ii) results in the acceleration of such indebtedness prior to its stated maturity, and, in each case, the principal amount of any such indebtedness, together with the principal amount of any other indebtedness with respect to which an event described herein has occurred, aggregates $50.0 million or more.

Recent Amendments and Waivers

        In March 2015, the Company received a waiver related to the requirement that an unqualified auditors' opinion without an explanatory paragraph in relation to going concern accompany the 2014 financial statements.

3. Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP").

        All intercompany transactions have been eliminated in consolidation. The consolidated financial statements as of and for the year ended December 31, 2014 include the results of the Pine Prairie field from January 1, 2014 through May 1, 2014, the date of disposition. The consolidated financial statements as of and for the year ended December 31, 2013 include the results from the Anadarko Basin Acquisition beginning May 31, 2013. The consolidated financial statements as of and for the year

MIDSTATES PETROLEUM COMPANY, INC.

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

ended December 31, 2012 include the results from the Eagle Property Acquisition beginning October 1, 2012.

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

Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable are stated at the historical carrying amount net of allowance for uncollectible accounts. The carrying amount of the Company's accounts receivable approximate fair value because of the short-term nature of the instruments. The Company accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. As of December 31, 2014 and 2013, the Company had no allowance for doubtful accounts.

Financial Instruments

        The Company's financial instruments consist of cash and cash equivalents, receivables, payables, debt, and commodity derivative contracts. Commodity derivative contracts are recorded at fair value (see Note 4). Based upon recent amendments to the Company's Credit Facility, the Company believes the carrying amount of the related floating-rate debt approximates fair value due to the variable nature of the interest rate and the current secured financing terms available to the Company. See fair value discussion of Senior Notes and Series A Preferred Shares issued in October 2012 in Notes 9 and 10, respectively. The carrying amount of the Company's other financial instruments approximate fair value because of the short term nature of the items or variable pricing.

        Derivative financial instruments are recorded in the consolidated balance sheets as either an asset or liability measured at estimated fair value. Changes in the derivative's fair value are recognized currently in earnings as gains and losses in the period of change. The gains or losses are recorded in "Gains (losses) on commodity derivative contracts—net." The related cash flow impact is reflected within cash flows from operating activities.

MIDSTATES PETROLEUM COMPANY, INC.

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

Other Noncurrent Assets

        At December 31, 2014 and 2013, other noncurrent assets consisted of the following:

	At December 31,
	2014	2013
	(in thousands)
Deferred financing costs	$37,807	$44,706
Field equipment inventory	5,713	9,682
Other	211	209

Other noncurrent assets	$43,731	$54,597

        During the year ended December 31, 2014, the Company has recorded approximately $5.9 million in adjustments to field equipment inventory, either as a result of physical inventory counts, disposals or market adjustments; this is offset by additional inventory added during the period of approximately $1.8 million. For the years ended December 31, 2014 and 2013, the Company recorded $4.1 million and $0.6 million, respectively, of losses on sale of, or market value adjustments to, field equipment inventory.

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

Unevaluated Property

        Oil and gas unevaluated properties and properties under development include costs that are not being depleted or amortized. These costs represent investments in unproved properties. The Company excludes these costs until proved reserves are found, until it is determined that the costs are impaired or until major development projects are placed in service, at which time the costs are moved into oil and natural gas properties subject to amortization. All unproved property costs are reviewed at least annually to determine if impairment has occurred. Based on current pricing and current drilling plans, we impaired the remaining Anadarko Basin unevaluated property to the full cost pool during the fourth quarter of 2014.

Oil and Gas Reserves

        Proved oil, NGLs and natural gas reserves utilized in the preparation of the consolidated financial statements are estimated in accordance with the rules established by the SEC and the Financial

MIDSTATES PETROLEUM COMPANY, INC.

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

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

Impairment of Oil and Gas Properties/Ceiling Test

        The Company performs a full-cost ceiling test on a quarterly basis. The test establishes a limit (ceiling) on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion and amortization (DD&A) and the related deferred income taxes, may not exceed this "ceiling." The ceiling limitation is equal to the sum of: (i) the present value of estimated future net revenues from the projected production of proved oil and gas reserves, excluding future cash outflows associated with settling asset retirement obligations accrued on the balance sheet, calculated using the average oil and natural gas sales price received by the Company as of the first trading day of each month over the preceding twelve months (such prices are held constant throughout the life of the properties) and a discount factor of 10%; (ii) the cost of unproved and unevaluated properties excluded from the costs being amortized; (iii) the lower of cost or estimated fair value of unproved properties included in the costs being amortized; and (iv) related income tax effects. If capitalized costs exceed this ceiling, the excess is charged to expense in the accompanying consolidated statements of operations. For the year ended December 31, 2014, an impairment of oil and gas properties of $83.5 million, after tax, was recorded. For the year ended December 31, 2013, capitalized costs exceeded the ceiling and an impairment of oil and gas properties of $319.6 million, after tax, was recorded.

        The most significant factors affecting the impairment related to the transfer of unevaluated property costs to the full cost pool and negative reserve revisions in certain areas.

        During 2014, the Company transferred $59.2 million of Mississippian unevaluated property costs to the full cost pool. These costs were attributable to leases that either expired during 2014, were determined to not be prospective, or that were assigned proved reserves to previously unproved acreage as a result of the Company's development drilling activities. The Company also transferred $128.2 million of Anadarko Basin and $16.5 million of Gulf Coast unevaluated property costs based up on our lack of plans for further evaluation or development of those leases in the current commodity price environment.

        During 2013, the Company transferred $61.2 million of Gulf Coast unevaluated property costs to the full cost pool based upon our lack of future plans for further evaluation or development of those leases and $168.4 million of Mississippian unevaluated property costs attributable to leases that expired during 2013 or that were assigned to proved reserves as a result of the Company's drilling activities.

MIDSTATES PETROLEUM COMPANY, INC.

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

The Company also transferred $89.6 million of Anadarko Basin unevaluated costs due primarily to lease expirations and development drilling. The negative reserve revisions in our Gulf Coast area were mainly attributable to variability in well performance, our decision during the second quarter of 2013 to halt further development in our West Gordon field and unfavorable cost revisions. See Note 6.

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

Capitalized Interest

        Interest from external borrowings is capitalized on unevaluated properties using the weighted-average cost of outstanding borrowings until the project is substantially complete and ready for its intended use, which for oil and gas assets is at the first production from the field. Capitalized interest is depleted over the useful lives of the assets in the same manner as the depletion of the underlying assets. The Company paid cash interest of $141.9 million, $104.3 million, and $7.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

MIDSTATES PETROLEUM COMPANY, INC.

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

Accrued Liabilities

        At December 31, 2014 and 2013, accrued liabilities consisted of the following:

	At December 31,
	2014	2013
	(in thousands)
Accrued oil and gas capital expenditures	$76,398	$87,202
Accrued revenue and royalty distributions	51,292	64,370
Accrued lease operating and workover expense	10,113	8,279
Accrued interest	21,521	21,341
Accrued taxes	4,226	4,386
Other	20,281	18,803

Accrued liabilities	$183,831	$204,381

Asset Retirement Obligations

        The legal obligations associated with the retirement of long-lived assets are recognized at estimated fair value at the time that the obligation is incurred.

        Oil and gas producing companies incur such a liability upon acquiring or drilling a well. The Company estimates the fair value of an asset retirement obligation in the period in which the obligation is incurred and can be reliably measured. The corresponding asset retirement cost is capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, any adjustment is recorded in the full cost pool. See Note 8.

Share-Based Compensation

        We measure share-based compensation cost at fair value and generally recognize the corresponding compensation expense on a straight-line basis over the service period during which awards are expected to vest. We include share-based compensation expense, net of amounts capitalized to oil and gas properties, in "General and administrative expense" in our consolidated statements of operations. See Note 11.

Revenue Recognition

        Oil, NGLs and natural gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred and collection of the revenues is reasonably assured. Cash received relating to future revenues is deferred and recognized when all revenue recognition criteria are met.

        The Company follows the sales method of accounting for oil and gas revenues, whereby revenue is recognized for all oil and gas sold to purchasers regardless of whether the sales are proportionate to the Company's ownership interest in the property. Production imbalances are recognized as a liability to the extent an imbalance on a specific property exceeds the Company's share of remaining proved oil and gas reserves. The Company had no significant imbalances at December 31, 2014 or 2013.

MIDSTATES PETROLEUM COMPANY, INC.

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

Acquisition and Transaction Costs

        Acquisition and transaction related costs are expensed as incurred and as services are received. Such costs include finders' fees; advisory, legal, accounting, valuation and other professional and consulting fees; and acquisition related general and administrative costs. Costs incurred in 2014 relate to the Pine Prairie Disposition, costs incurred in 2013 relate to the Anadarko Basis Acquisition, and costs incurred in 2012 relate to the Eagle Property Acquisition. See Note 7.

Income Taxes

        Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently payable plus deferred income taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred income tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when assets are recovered or liabilities are settled. Deferred income taxes also include tax credits and net operating losses that are available to offset future income taxes. Deferred income taxes are measured by applying currently enacted tax rates.

        The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return. Only tax positions that meet the more-than-likely-than-not recognition threshold are recognized.

        Prior to its corporate reorganization (See Note 1), the Company was a limited liability company and not subject to federal income tax or state income tax (in most states). Accordingly, no provision for federal or state income taxes was recorded prior to the corporate reorganization as the Company's equity holders were responsible for income tax on the Company's profits. In connection with the closing of the Company's initial public offering, the Company merged into a corporation and became subject to federal and state income taxes. The Company's book and tax basis in assets and liabilities differed at the time of the corporate reorganization due primarily to different cost recovery periods utilized for book and tax purposes for the Company's oil and natural gas properties. See Note 12.

Earnings (Loss) Per Share

        Basic earnings (loss) per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share is calculated by dividing net income available to common shareholders by the weighted average number of diluted common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for the diluted earnings per share calculations consist of unvested restricted stock awards and outstanding stock options (if any) using the treasury method, as well as the Company's Series A Preferred Stock using the if-converted method. In the computation of diluted earnings per share, excess tax benefits that would be created upon the assumed vesting of unvested restricted shares or the assumed exercise of stock options (i.e. hypothetical excess tax benefits) are included in the assumed proceeds component of the treasury share method to the extent that such excess tax benefits are more likely than not to be realized. When a loss from continuing operations exists, all potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted earnings per share. See Note 13.

MIDSTATES PETROLEUM COMPANY, INC.

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

        The Company reviewed recently issued accounting pronouncements that became effective during the twelve months ended December 31, 2014, and determined that none would have a material impact on the Company's consolidated financial statements with the exception of ASU 2014-09, "Revenue from Contracts with Customers "and ASU 2014-15, "Presentation of Financial Statements—Going Concern," (both effective for annual reporting periods beginning after December 15, 2016), which the Company is still evaluating.

4. Fair Value Measurements of Financial Instruments

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

MIDSTATES PETROLEUM COMPANY, INC.

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements of Financial Instruments (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        Derivative Instruments—Commodity derivative contracts reflected in the consolidated balance sheets are recorded at estimated fair value. At December 31, 2014 and 2013, all of the Company's commodity derivative contracts were with seven counterparties, respectively, and are classified as Level 2.

Fair Value Measurements at December 31, 2014
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in thousands)
Assets:
Commodity derivative oil swaps	$—	$106,450	$—	$106,450
Commodity derivative gas swaps	—	20,259	—	20,259

Total assets	$—	$126,709	$—	$126,709

Liabilities:
Commodity derivative oil swaps	$—	$—	$—	$—
Commodity derivative NGL swaps	—	—	—	—
Commodity derivative gas swaps	—	—	—	—
Commodity derivative oil collars	—	—	—	—
Commodity derivative gas collars	—	—	—	—

Total liabilities	$—	$—	$—	$—

	Fair Value Measurements at December 31, 2013
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets:
Commodity derivative NGL swaps	$—	$469	$—	$469
Commodity derivative gas swaps	—	488	—	488
Commodity derivative oil collars	—	64	—	64
Commodity derivative gas collars	—	751	—	751
Commodity derivative differential swaps	—	806	—	806

Total assets	$—	$2,578	$—	$2,578

Liabilities:
Commodity derivative oil swaps	$—	$32,209	$—	$32,209
Commodity derivative NGL swaps	—	74	—	74
Commodity derivative gas swaps	—	809	—	809
Commodity derivative oil collars	—	272	—	272
Commodity derivative gas collars	—	26	—	26

Total liabilities	$—	$33,390	$—	$33,390

MIDSTATES PETROLEUM COMPANY, INC.

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements of Financial Instruments (Continued)

        Derivative instruments listed above are presented gross and include collars and swaps that are carried at fair value. The Company records the net change in the fair value of these positions in "Gains (losses) on commodity derivative contracts—net" in the Company's consolidated statements of operations. See Note 5 for additional information on the Company's derivative instruments and balance sheet presentation.

5. Risk Management and Derivative Instruments

        The Company's production is exposed to fluctuations in crude oil, NGLs and natural gas prices. The Company believes it is prudent to manage the variability in cash flows by entering into derivative financial instruments to economically hedge a portion of its crude oil, NGLs and natural gas production. The Company utilizes various types of derivative financial instruments, including swaps and collars, to manage fluctuations in cash flows resulting from changes in commodity prices. These derivative contracts are placed with major financial institutions that the Company believes are minimal credit risks. The oil, NGLs and gas reference prices, upon which the commodity derivative contracts are based, reflect various market indices that management believes have a high degree of historical correlation with actual prices received by the Company for its oil, NGLs and natural gas production.

        Inherent in the Company's portfolio of commodity derivative contracts are certain business risks, including market risk and credit risk. Market risk is the risk that the price of the commodity will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the Company's counterparty to a contract. The Company does not require collateral from its counterparties but does attempt to minimize its credit risk associated with derivative instruments by entering into derivative instruments only with counterparties that are large financial institutions, which management believes present minimal credit risk. In addition, to mitigate its risk of loss due to default, the Company has entered into agreements with its counterparties on its derivative instruments that allow the Company to offset its asset position with its liability position in the event of default by the counterparty. Due to the netting arrangements, had the Company's counterparties failed to perform under existing commodity derivative contracts, the maximum loss at December 31, 2014 would have been approximately $126.7 million.

Commodity Derivative Contracts

        As of December 31, 2014, the Company had the following open commodity positions:

	Hedged Volume	Weighted-Average Fixed Price
Oil (Bbls):
WTI Swaps—2015	3,276,000	$88.72
Natural Gas (MMBtu):
Swaps—2015(1)	20,050,000	$4.15

(1)
Includes 2,170,000 MMBtu in natural gas swaps that priced during the period, but had not cash settled as of December 31, 2014.

MIDSTATES PETROLEUM COMPANY, INC.

Notes to Consolidated Financial Statements (Continued)

5. Risk Management and Derivative Instruments (Continued)

Balance Sheet Presentation

        The following table summarizes the gross fair value of derivative instruments by the appropriate balance sheet classification, even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the Company's consolidated balance sheets at December, 2014 and 2013, respectively (in thousands):

Type	Balance Sheet Location(1)	December 31, 2014	December 31, 2013
Oil Swaps	Derivative financial instruments—Current Assets	$106,450	$—
Oil Swaps	Derivative financial instruments—Current Liabilities	—	(28,871)
Oil Swaps	Derivative financial instruments—Non-Current Liabilities	—	(3,338)
NGL Swaps	Derivative financial instruments—Current Assets	—	469
NGL Swaps	Derivative financial instruments—Current Liabilities	—	(74)
Gas Swaps	Derivative financial instruments—Current Assets	20,259	469
Gas Swaps	Derivative financial instruments—Non-Current Assets	—	19
Gas Swaps	Derivative financial instruments—Current Liabilities	—	(496)
Gas Swaps	Derivative financial instruments—Non-Current Liabilities	—	(313)
Oil Collars	Derivative financial instruments—Current Assets	—	64
Oil Collars	Derivative financial instruments—Current Liabilities	—	(272)
Gas Collars	Derivative financial instruments—Current Assets	—	751
Gas Collars	Derivative financial instruments—Current Liabilities	—	(26)
Basis Differential Swaps	Derivative financial instruments—Current Assets	—	806

Total derivative fair value at period end		$126,709	$(30,812)

(1)
The fair values of commodity derivative instruments reported in the Company's consolidated balance sheets are subject to netting arrangements and qualify for net presentation. The following table summarizes the location and fair value amounts of all derivative instruments in the consolidated balance sheets, as well as the

MIDSTATES PETROLEUM COMPANY, INC.

Notes to Consolidated Financial Statements (Continued)

5. Risk Management and Derivative Instruments (Continued)

  gross recognized derivative assets, liabilities and amounts offset in the consolidated balance sheets at December 31, 2014 and 2013, respectively (in thousands):

December 31, 2014
Not Designated as ASC 815 Hedges:	Balance Sheet Classification	Gross Recognized Assets/ Liabilities	Gross Amounts Offset	Net Recognized Fair Value Assets/ Liabilities
Derivative assets:
Commodity contracts	Derivative financial instruments—current	$126,709	$—	$126,709
Commodity contracts	Derivative financial instruments—noncurrent	—	—	—

		$126,709	$—	$126,709

Derivative liabilities:
Commodity contracts	Derivative financial instruments—current	$—	$—	$—
Commodity contracts	Derivative financial instruments—noncurrent	—	—	—

		$—	$—	$—

		December 31, 2013
Not Designated as ASC 815 Hedges:	Balance Sheet Classification	Gross Recognized Assets/ Liabilities	Gross Amounts Offset	Net Recognized Fair Value Assets/ Liabilities
Derivative assets:
Commodity contracts	Derivative financial instruments—current	$2,559	$1,859	$700
Commodity contracts	Derivative financial instruments—noncurrent	19	—	19

		$2,578	$1,859	$719

Derivative liabilities:
Commodity contracts	Derivative financial instruments—current	$29,739	$1,859	$27,880
Commodity contracts	Derivative financial instruments—noncurrent	3,651	—	3,651

		$33,390	$1,859	$31,531

  Gains/Losses on Commodity Derivative Contracts

          The Company does not designate its commodity derivative contracts as hedging instruments for financial reporting purposes. Accordingly, commodity derivative contracts are marked-to-market each quarter with the change in fair value during the periodic reporting period recognized currently as a gain or loss in "Gains (losses) on commodity derivative contracts—net" within revenues in the consolidated statements of operations. Realized gains and losses represent the actual settlements under

MIDSTATES PETROLEUM COMPANY, INC.

Notes to Consolidated Financial Statements (Continued)

5. Risk Management and Derivative Instruments (Continued)

  commodity derivative contracts that require making a payment to or receiving a payment from the counterparty, as well as any deferred premiums payable to the counterparty upon contract settlement. During the year ended December 31, 2012, the Company paid deferred premiums of $3.3 million related to put options covering a total of 549,000 barrels of crude oil, respectively. No such payments for deferred premiums were made during 2014 or 2013.

          The following table presents realized net losses and unrealized net gains (losses) recorded by the Company in "Gains (losses) on commodity derivative contracts—net" related to the change in fair value of the commodity derivative instruments for the periods presented:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Realized net losses	$(18,332)	$(17,585)	$(15,825)
Unrealized net gains (losses)	157,521	(26,699)	4,667

Gains (losses) on commodity derivative contracts—net	$139,189	$(44,284)	$(11,158)

  6. Property and Equipment

          The Company's property and equipment as of December 31, 2014 and 2013 was as follows (in thousands):

	December 31, 2014	December 31, 2013
	(in thousands)
Oil and gas properties, on the basis of full-cost accounting:
Proved properties	$3,398,146	$2,817,062
Unevaluated properties	44,535	243,599
Other property and equipment	13,454	11,113
Less accumulated depreciation, depletion, amortization and impairment	(1,333,019)	(976,880)

Net property and equipment	$2,123,116	$2,094,894

          For the years ended December 31, 2014, 2013 and 2012, depletion expense related to oil and gas properties was $266.8 million, $248.2 million and $125.1 million, respectively and $22.75, $28.42 and $34.17 per barrel of oil equivalent ("Boe"), respectively. For the years ended December 31, 2014, 2013 and 2012, depreciation expense related to other property and equipment was $3.1 million, $2.2 million and $0.5 million, respectively.

          For the years ended December 31, 2014, 2013 and 2012, interest capitalized to unevaluated properties was $12.4 million, $32.2 million and $11.2 million, respectively. For the years ended December 31, 2014, 2013 and 2012, the Company capitalized $12.4 million, $8.4 million and $1.5 million, respectively, of internal costs to oil and gas properties, including $2.2 million, $1.4 million and $0.2 million, respectively, of qualifying share based compensation expense (see Note 11).

MIDSTATES PETROLEUM COMPANY, INC.

Notes to Consolidated Financial Statements (Continued)

  7. Acquisition and Divestitures of Oil and Gas Properties

  Pine Prairie Disposition

          On March 5, 2014, the Company executed a PSA to sell all of its ownership interest in developed and undeveloped acreage in the Pine Prairie field area of Evangeline Parish, Louisiana to a private buyer for a purchase price of $170 million in cash, subject to standard post-closing adjustments. Acreage subject to the transaction did not include acreage and production in the western part of Louisiana in Beauregard and Calcasieu Parishes or other undeveloped acreage held outside the Pine Prairie field. On May 1, 2014, the Company closed on the sale for net proceeds of $147.7 million, of which $131.0 million was used to reduce amounts outstanding under its revolving credit facility, with the remainder retained for transaction expenses and working capital purposes. The Company reduced the full cost pool subject to amortization by the amount of the net proceeds received and other standard post-closing adjustments. Accordingly, no gain or loss was recognized.

  Exploration Agreement with PetroQuest

          On June 25, 2014, the Company entered into an exploration agreement with PetroQuest Energy LLC ("PetroQuest") with an effective date of May 1, 2014, in which the Company conveyed to PetroQuest an undivided 50% of its right, title and interest in and to the acreage and other interests in the Fleetwood prospect area in Louisiana.

          With the execution of the agreement, PetroQuest paid $3.0 million in cash consideration and in January 2015, PetroQuest paid additional cash of $7.0 million. As further consideration, PetroQuest granted a credit to the Company of an additional non-interest bearing total sum of $14.0 million, to be credited or paid against the Company's share of costs or expenses incurred to develop the prospect area, including but not limited to, all mineral lease acquisition or maintenance costs and all drilling, completion, equipping and facility costs. For any amounts not fully paid on or before December 31, 2015, the Company can elect to take the remaining portion in cash.

          At December 31, 2014, the Company had a receivable of $7.0 million included in "Other accounts receivable," which represented the additional cash the Company subsequently received in January 2015 under the exploration agreement with PetroQuest.

  Other Property Divestitures

          During the twelve months ended December 31, 2014, the Company received $1.4 million in cash for the sale of other properties.

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

7. Acquisition and Divestitures of Oil and Gas Properties (Continued)

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

MIDSTATES PETROLEUM COMPANY, INC.

Notes to Consolidated Financial Statements (Continued)

7. Acquisition and Divestitures of Oil and Gas Properties (Continued)

        The transaction was accounted for using the acquisition method of accounting. The fair value of, and the allocation to, the assets acquired and liabilities assumed in the Eagle Property Acquisition has been finalized and is shown in the following table (in thousands):

Eagle Property Acquisition
Oil and gas properties
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

Actual and Pro Forma Impact of Acquisitions—unaudited

        Revenues attributable to the Anadarko Basin Acquisition included in the Company's consolidated statements of operations for the year ended December 31, 2014 and 2013 were $178.9 million and $104.7 million, respectively. Revenues attributable to the Eagle Property Acquisition, included in the Company's consolidated statements of operations for the year ended December 31, 2012 were $28.4 million.

MIDSTATES PETROLEUM COMPANY, INC.

Notes to Consolidated Financial Statements (Continued)

7. Acquisition and Divestitures of Oil and Gas Properties (Continued)

        The following table presents unaudited pro forma information for the Company as if the Eagle Property Acquisition occurred on January 1, 2011 and the Anadarko Basin Acquisition had been completed on January 1, 2012 (in thousands, other than per share amounts):

	For the Year Ended December 31,
	2013(1)	2012(2)
Revenues and other	$539,562	$490,241

Net income (loss)	(340,400)	(129,885)
Preferred stock dividends	(15,589)	(26,000)

Loss attributable to common shareholders	$(355,989)	$(155,885)
Net loss per common share—basic and diluted	$(5.41)	$(2.60)

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

Acquisition and Transaction Expenses

        For the year ended December 31, 2014, acquisition and transaction costs are costs the Company has incurred primarily as a result of the Pine Prairie Disposition and include advisory, legal, accounting, valuation and other professional and consulting fees; and other general and administrative costs. For the year ended December 31, 2014, the Company recorded $4.1 million of such expenses.

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

MIDSTATES PETROLEUM COMPANY, INC.

Notes to Consolidated Financial Statements (Continued)

8. Asset Retirement Obligations

        For the Company, asset retirement obligations represent the future abandonment costs of tangible assets, such as wells, service assets and other facilities. The fair value of the asset retirement obligation at inception is capitalized as part of the carrying amount of the related long-lived assets. Asset retirement obligations approximated $21.6 million and $26.3 million as of December 31, 2014 and 2013, respectively. The liability has been accreted to its present value as of December 31, 2014 and 2013. The Company evaluated its wells and determined a range of abandonment dates through 2079. At December 31, 2014, all asset retirement obligations represent long-term liabilities and are classified as such.

        The following table details the change in the asset retirement obligations for the years ended December 31, 2014, 2013 and 2012, respectively (in thousands):

	Year ended December 31,
	2014	2013	2012
Asset retirement obligations at beginning of year	$26,308	$15,245	$7,627
Liabilities incurred	996	2,535	3,044
Liabilities assumed in Anadarko Basin Acquisition	—	6,296	—
Liablities assumed in Eagle Property Acquisition	—	—	2,662
Revisions	288	858	1,189
Liabilities settled	(47)	(61)	—
Liabilities eliminated through asset sale(1)	(7,652)	—	—
Current period accretion expense	1,706	1,435	723

Asset retirement obligations at end of year	$21,599	$26,308	$15,245

(1)
As a result of the Pine Prairie Disposition, AROs were reduced by approximately $7.7 million during the year ended December 31, 2014. See discussion of the Pine Prairie Disposition in Note 7.

        Revisions during the year ended December 31, 2014 were due primarily to an increase in estimated future abandonment costs based upon higher costs for oilfield services and materials in the Mississippian Lime and Anadarko areas. Revisions during the year ended December 31, 2013 were due to an increase in estimated future abandonment costs based upon higher oilfield service pricing. Revisions during the year ended December 31, 2012 were due to an increase in estimated future abandonment costs for our Gulf Coast wells based upon higher oilfield service pricing and a change in the Company's approach to site remediation based upon expected environmental and regulatory requirements.

MIDSTATES PETROLEUM COMPANY, INC.

Notes to Consolidated Financial Statements (Continued)

9. Long-Term Debt

        The Company's long-term debt as of December 31, 2014 and 2013 is as follows:

	At December 31,
	2014	2013
	(in thousands)
Revolving credit facility, due 2018	$435,150	$401,150
Senior notes, due 2020	600,000	600,000
Senior notes, due 2021	700,000	700,000

Long-term debt	$1,735,150	$1,701,150

Reserve-based Credit Facility

        As of December 31, 2014, the Company's credit facility consisted of a $750 million Credit Facility with a borrowing base supported by the Company's Mississippian Lime and Anadarko Basin oil and gas assets. On September 30, 2014, the Company entered into an Assignment and Borrowing Base Increase Agreement that increased the borrowing base from $475 million to $525 million. At December 31, 2014, the Company had drawn $435.2 million on the Credit Facility and had outstanding letters of credit obligations totaling $1.4 million.

        The Credit Facility matures on May 31, 2018 and borrowings thereunder are secured by substantially all of the Company's oil and natural gas properties and bear interest at LIBOR plus an applicable margin, depending upon the Company's borrowing base utilization, between 2.00% and 3.00% per annum. At December 31, 2014 and December 31, 2013, the weighted average interest rate was 2.8% and 2.5%, respectively.

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

        The Credit Facility, as amended, contains, among other standard affirmative and negative covenants, financial covenants including a maximum ratio of net debt to EBITDA (i.e. leverage ratio) and a minimum current ratio (as defined therein) of not less than 1.0 to 1.0. The Company is required to maintain a leverage ratio of not more than 4.75 to 1.00 for the quarter ended December 31, 2014, and currently 4.00 to 1.00 for each quarter thereafter. The Credit Facility also limits the Company's ability to make any dividends, distributions or redemptions.

MIDSTATES PETROLEUM COMPANY, INC.

Notes to Consolidated Financial Statements (Continued)

9. Long-Term Debt (Continued)

        As of December 31, 2014, the Company was in compliance with the current ratio and the ratio of debt to EBITDA covenants as set forth in the Credit Facility. The Company's current ratio at December 31, 2014 was 1.1 to 1.0. At December 31, 2014, the Company's leverage ratio was 3.7 to 1.0.

        In March 2015, the Company received a waiver related to the requirement that an unqualified auditors' opinion without an explanatory paragraph in relation to going concern accompany the 2014 financial statements.

        Based upon the recent amendments to the Credit Facility, the Company believes its carrying amount at December 31, 2014 approximates its fair value (Level 2) due to the variable nature of the applicable interest rate and current financing terms available to the Company.

2020 Senior Notes

        On October 1, 2012, the Company issued $600 million in aggregate principal amount of 10.75% senior notes due 2020 (the "2020 Outstanding Notes") in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the "Securities Act"). On October 29, 2013, substantially all of the 2020 Outstanding Notes were exchanged for an equal principal amount of registered 10.75% senior subordinated notes due 2020 pursuant to an effective registration statement on Form S-4 filed on August 30, 2013 under the Securities Act (the "2020 Exchange Notes"). The 2020 Exchange Notes are identical to the 2020 Outstanding Notes except that the 2020 Exchange Notes are registered under the Securities Act and do not have restrictions on transfer, registration rights or provisions for additional interest. As used in this Annual Report on Form 10-K, the term "2020 Senior Notes" refers to both the 2020 Outstanding Notes and the 2020 Exchange Notes. The 2020 Senior Notes were co-issued on a joint and several basis by the Company and its wholly owned subsidiary, Midstates Sub. The Company does not have any operations or independent assets other than its 100% ownership interest in Midstates Sub and there are no other subsidiaries of the Company. The 2020 Senior Notes Indenture does not create any restricted assets within Midstates Sub, nor does it impose any significant restrictions on the ability of Midstates Sub to pay dividends or make loans to the Company or limit the ability of the Company to advance loans to Midstates Sub.

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

MIDSTATES PETROLEUM COMPANY, INC.

Notes to Consolidated Financial Statements (Continued)

9. Long-Term Debt (Continued)

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

        Upon the occurrence of certain change of control events, as defined in the Indenture, each holder of the 2020 Senior Notes will have the right to require that the Company repurchase all or a portion of such holder's 2020 Senior Notes in cash at a purchase price equal to 101% of the aggregate principal amount thereof plus any accrued and unpaid interest to the date of repurchase.

        The estimated fair value of the 2020 Senior Notes was $327.0 million as of December 31, 2014 (Level 2 in the fair value measurement hierarchy due to the limited trading volume on the secondary market), based on quoted market prices for these same debt securities. The effective annual interest rate for the 2020 Senior Notes was approximately 11.1% for the years ended December 31, 2014 and 2013.

2021 Senior Notes

        On May 31, 2013, the Company issued $700 million in aggregate principal amount of 9.25% senior notes due 2021 (the "2021 Outstanding Notes") in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act. On October 29, 2013, all of the 2021 Outstanding Notes were exchanged for an equal principal amount of registered 9.25% senior subordinated notes due 2021 pursuant to an effective registration statement on Form S-4 filed on August 30, 2013 under the Securities Act (the "2021 Exchange Notes"). The 2021 Exchange Notes are identical to the 2021 Outstanding Notes except that the 2021 Exchange Notes are registered under the Securities Act and do not have restrictions on transfer, registration rights or provisions for additional interest. As used in this Annual Report on Form 10-K, the term "2021 Senior Notes" refers to both the 2021 Outstanding Notes and the 2021 Exchange Notes. The proceeds from the offering of $700 million (net of the initial purchasers' discount and related offering expenses) were used to fund the Anadarko Basin Acquisition and the related expenses, to pay the expenses related to an amendment to the Company's revolving credit facility, to repay $34.3 million in outstanding borrowings under the Company's Credit Facility, and for general corporate purposes.

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

MIDSTATES PETROLEUM COMPANY, INC.

Notes to Consolidated Financial Statements (Continued)

9. Long-Term Debt (Continued)

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

        The estimated fair value of the 2021 Senior Notes was $357.0 million as of December 31, 2014 (Level 2 in the fair value measurement hierarchy due to the limited trading volume on the secondary market), based on quoted market prices for these same debt securities. The effective annual interest rate for the 2021 Senior Notes was approximately 9.6% and 9.5% for the years ended December 31, 2014 and 2013, respectively.

10. Preferred Stock/Units

Series A Preferred Stock

        At December 31, 2014, the Company had 325,000 shares of Series A Mandatorily Convertible Preferred Stock (the "Series A Preferred Stock") issued and outstanding. In connection with the Eagle Property Acquisition, on September 28, 2012, the Company designated 325,000 shares of Series A Preferred Stock with an initial liquidation preference of $1,000 per share and an 8% per annum dividend, payable semiannually at the Company's option in cash or through an increase in the liquidation preference. The Series A Preferred Shares are convertible after October 1, 2013, in whole but not in part and at the option of the holders of a majority of the outstanding shares of Series A Preferred Stock, into a number shares of the Company's common stock calculated by dividing the then-current liquidation preference by the conversion price of $13.50 per share and, if not previously converted, are mandatorily convertible at September 30, 2015 into shares of the Company's common stock at a conversion price no greater than $13.50 per share and no less than $11.00 per share, with the ultimate conversion price dependent upon the volume weighted average price of the Company's common stock during the 15 trading days immediately prior to September 30, 2015. The Series A Preferred Stock was issued on October 1, 2012.

MIDSTATES PETROLEUM COMPANY, INC.

Notes to Consolidated Financial Statements (Continued)

10. Preferred Stock/Units (Continued)

2014

        For the twelve months ended December 31, 2014, the $10.4 million Series A Preferred Stock dividend was based upon the estimated fair value of 2,659,792 common shares that would have been issued had the notional dividend amounts for the year of $29.3 million been converted into common shares at a conversion price of $11.00 per share.

        The following table demonstrates the number of shares to be issued upon conversion through December 31, 2014 at the respective conversion rates based upon the current liquidation preference:

	Conversion at $13.50/share	Conversion at $11.00/share
Number of Common Shares Issuable Upon Conversion	28,726,527	35,255,283

2013

        For the twelve months ended December 31, 2013, the $15.6 million Series A Preferred Stock dividend was based upon the estimated fair value of 2,459,127 common shares that would have been issued had the notional dividend amounts for the year of $27.1 million been converted into common shares at a conversion price of $11.00 per share.

Share Activity

        The following table summarizes changes in the number of Series A Preferred Stock shares since January 1, 2012:

Series A Preferred Stock
Share count as of January 1, 2012	—
Issuance of preferred stock as consideration in Eagle Property Acquisition	325,000

Share count as of December 31, 2012	325,000
Share count as of December 31, 2013	325,000

Share count as of December 31, 2014	325,000

Mandatorily Redeemable Convertible Preferred Units

        In December 2011, Holdings LLC, FR Midstates Holdings LLC ("FR Midstates") and Midstates Petroleum Holdings, Inc. ("Petroleum Inc.") entered into an amended and restated limited liability company agreement, which was later amended in March 2012, to provide for the issuance of up to 65,000, or $65 million in aggregate value, of certain mandatorily redeemable convertible preferred units (the "Preferred Units") between December 15, 2011 and June 10, 2015. During the year ended December 31, 2012 , Holdings LLC issued 65,000 Preferred Units to FR Midstates for aggregate cash proceeds of $65.0 million. On April 26, 2012, the Company used $67.1 million of the proceeds from its initial public offering to redeem the Preferred Units in full, including interest and other charges. As such, at December 31, 2012, the Preferred Units are no longer outstanding. The Company recorded $2.1 million related to interest expense associated with these Preferred Units for the year ended

MIDSTATES PETROLEUM COMPANY, INC.

Notes to Consolidated Financial Statements (Continued)

10. Preferred Stock/Units (Continued)

December 31, 2012. There was no related interest expense for the years ended December 31, 2014 or 2013.

11. Equity and Share-Based Compensation

Common Shares

        At December 31, 2014, the Company had 70,491,732 and 69,957,055 shares of its common stock issued and outstanding, respectively.

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

        With respect to preferred shares, the Company is authorized, without further stockholder approval, to establish and issue from time to time one or more classes or series of preferred stock with such powers, preferences, rights, qualifications, limitations and restrictions as determined by its board of directors. See discussion of Series A Preferred Shares in Note 10.

MIDSTATES PETROLEUM COMPANY, INC.

Notes to Consolidated Financial Statements (Continued)

11. Equity and Share-Based Compensation (Continued)

Share Activity

        The following table summarizes changes in the number of shares of common stock and treasury stock outstanding shares since January 1, 2012:

	Common Stock	Treasury Stock
Share count as of January 1, 2012	—	—
Issuance of common stock in pre IPO reorganization	47,634,353	—
Proceeds from the sale of common stock to public	18,000,000	—
Issuance of preferred stock as consideration in Eagle Property Acquisition	—	—
Share based compensation grants of restricted stock	1,029,509	—
Forfeitures of restricted stock	(44,151)	—

Share count as of December 31, 2012	66,619,711	—
Grants of restricted stock	2,840,241	—
Forfeitures of restricted stock	(534,207)	—
Acquisition of treasury stock	—	(118,702)

Share count as of December 31, 2013	68,925,745	(118,702)
Grants of restricted stock	3,447,485	—
Forfeitures of restricted stock	(1,881,498)	—
Acquisition of treasury stock	—	(415,975)

Share count as of December 31, 2014	70,491,732	(534,677)

Incentive Units.

        At December 31, 2014, 1,099 incentive units were issued and outstanding. In connection with the corporate reorganization that occurred immediately prior to our initial public offering, these incentive units held in the Company were contributed to FR Midstates Interholding, LP ("FRMI") in exchange for incentive units in FRMI. Holders of FRMI incentive units will receive, out of proceeds otherwise distributable to FRMI, a percentage interest in the amounts distributed to FRMI in excess of certain multiples of FRMI's aggregate capital contributions and investment expenses ("FRMI Profits"). Although any future payments to the incentive unit holders will be made out of the proceeds otherwise distributable to FRMI and not by the Company, the Company will be required to record a non-cash compensation charge in the period any payment is made related to the FRMI incentive units. To date, no compensation expense related to the incentive units has been recognized by the Company, as any payout under the incentive units is not considered probable, and thus, the amount of FRMI Profits, if any, cannot be determined.

Share-based Compensation

2012 Long Term Incentive Plan.

        On April 20, 2012, the Company established the 2012 Long Term Incentive Plan (the "2012 LTIP") and filed a Form S-8 with the SEC, registering 6,563,435 shares of common stock for future issuance under the terms of the 2012 LTIP. On May 27, 2014, the Company filed a Form S-8 with the

MIDSTATES PETROLEUM COMPANY, INC.

Notes to Consolidated Financial Statements (Continued)

11. Equity and Share-Based Compensation (Continued)

SEC, increasing the number of shares available for future issuance under the terms of the 2012 LTIP to 8,638,435 shares of common stock.

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

        The 2012 LTIP provides for the granting of Options (Incentive and other), Restricted Stock Awards, Restricted Stock Units, Stock Appreciation Rights, Dividend Equivalents, Bonus Stock, Other Stock-Based Awards, Annual Incentive Awards, Performance Awards, or any combination of the foregoing (the "Awards"). Subject to certain limitations as defined in the 2012 LTIP, the terms of each Award are as determined by the Compensation Committee of the Board of Directors. As of December 31, 2014, a total of 8,638,435 common share Awards are authorized for issuance under the 2012 LTIP and shares of stock subject to an Award that expire, or are canceled, forfeited, exchanged, settled in cash or otherwise terminated, will again be available for future Awards under the 2012 LTIP.

Non-vested Stock Awards.

        At December 31, 2014 the Company had 3,062,015 shares of restricted common stock outstanding pursuant to the 2012 LTIP. Shares granted under the LTIP generally vest ratably over a period of three years (one-third on each anniversary of the grant), however, beginning in 2013, shares granted under the 2012 LTIP to directors are subject to one-year cliff vesting.

        The fair value of restricted stock grants is based on the value of the Company's common stock on the date of grant. Compensation expense is recognized ratably over the requisite three year service period.

        The following table summarizes the Company's non-vested share award activity for the years ended December 31, 2014 and 2013:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding at December 31, 2012	985,358	$12.61
Granted	2,840,241	6.82
Vested	(327,720)	12.62
Forfeited	(534,207)	8.65

Non-vested shares outstanding at December 31, 2013	2,963,672	$7.78

Granted	3,447,485	$4.66
Vested	(1,467,644)	7.21
Forfeited	(1,881,498)	6.58

Non-vested shares outstanding at December 31, 2014	3,062,015	$5.28

MIDSTATES PETROLEUM COMPANY, INC.

Notes to Consolidated Financial Statements (Continued)

11. Equity and Share-Based Compensation (Continued)

        Unrecognized expense as of December 31, 2014 for all outstanding restricted stock awards, adjusted for estimated forfeitures, was $10.9 million and will be recognized over a weighted average period of 1.97 years.

        At December 31, 2014, 3,781,056 shares remain available for issuance under the terms of the 2012 LTIP.

        The share-based compensation costs (net of amounts capitalized to oil and gas properties) recognized as general and administrative expense by the Company for the years ended December 31, 2014, 2013 and 2012 of $8.6 million, $5.7 million and $2.5 million, respectively, all relate to the 2012 LTIP.

        During the quarter ended December 31, 2014, the Company announced that its Houston office would be closing, resulting in accelerated vesting of restricted stock awards in the period for those employees subject to a severance agreement. Of the $8.6 million in share-based compensation for the twelve months ended December 31, 2014, approximately $2.9 million was related to the accelerated vesting for employees impacted by the office closure.

        For the years ended December 31, 2014 and 2013, the Company capitalized $2.2 million and $1.4 million, respectively, of qualifying share-based compensation costs to oil and gas properties.

12. Income Taxes

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

        The Company incurred a tax net operating loss ("NOL") in the current year due principally to the ability to expense certain intangible drilling and development costs under current law. There is no tax refund available to the Company, nor is there any current federal income tax payable. In light of the impairment of oil and gas properties recorded in the year ended December 31, 2013, Management recorded a $45.7 million valuation allowance against the Company's federal and State of Louisiana NOLs for 2013. Management believed that the balance of the Company's NOLs were realizable only to the extent of future taxable income primarily related to the excess of book carrying value of properties over their respective tax bases. No other sources of future taxable income are considered in this judgment. During the year ended December 31, 2014, the Company recorded unrealized gains on commodity derivative contracts in the amount of $157.5 million, which resulted in pre-tax book income $123.3 million. This activity resulted in the full release of the federal valuation allowance of $39.9 million. The Company continues to report a net valuation allowance of $3.8 million for Louisiana state losses.

MIDSTATES PETROLEUM COMPANY, INC.

Notes to Consolidated Financial Statements (Continued)

12. Income Taxes (Continued)

        The Company's NOLs were incurred in the tax years 2012 through 2014. U.S. federal and State of Oklahoma NOLs will generally be available for use through the tax years 2033 and 2034, respectively, and its State of Louisiana NOLs are generally available through 2023 and 2029, respectively. The State of Texas currently has no NOL carryover provision. The Company believes that Section 382 of the Internal Revenue Code of 1986, as amended, which relates to tax attribute limitations upon the 50% or greater change of ownership of an entity during any three-year look back period, will not have an adverse effect on future NOL usage.

        On September 13, 2013, the US Treasury and IRS issued final Tangible Property Regulations ("TPR") under IRC Section 162 and IRC Section 263(a). The regulations are effective for tax years beginning on or after January 1, 2014. Due to these changes, certain portions may require an accounting method change on a retroactive basis, thus requiring a IRC Section 481(a) adjustment related to fixed and real asset deferred taxes. The accounting rules under ASC 740 treat the release of the regulations as a change in tax law as of the date of issuance and require the Company to determine whether there will be an impact on its financial statements for the period ended December 31, 2014. Any such impact of the final tangible property regulations would affect temporary deferred taxes only and result in a balance sheet reclassification within non-current deferred taxes. The Company has analyzed the expected impact of the TPR on the Company and concluded that the expected impact is minimal. The Company will continue to monitor the impact of any future changes to the TPR on the Company prospectively.

        As of December 31, 2014, the Company has not recorded a reserve for any uncertain tax positions. No federal income tax payments are expected in the upcoming four quarterly reporting periods. The Company expects $0.6 million in Texas Margins Tax payments in 2015.

	Years Ended December, 31
	2014	2013	2012
	(in thousands)
Current
United States	$—	$—	$—
State	809	—	—

Total current	809	—	—
Deferred
United States	3,863	(130,906)	137,496
State	1,723	(15,623)	20,390

Total deferred	5,586	(146,529)	157,886
Total income tax provision (benefit)	$6,395	$(146,529)	$157,886

MIDSTATES PETROLEUM COMPANY, INC.

Notes to Consolidated Financial Statements (Continued)

12. Income Taxes (Continued)

        The Company's estimated income tax expense differs from the amount derived by applying the statutory federal rate to pretax income principally due the effect of the following items (in thousands):

	Years Ended December, 31
	2014	2013	2012
	(in thousands)
Income before taxes	$123,324	$(490,514)	$7,789
Statutory rate	35%	35%	35%

Income tax expense computed at statutory rate	43,164	(171,680)	2,726
Reconciling items:
Non-deductible pre-IPO loss	—	—	4,561
State income taxes, net of federal benefit	4,398	(10,886)	1,053
Change in valuation allowance	(42,134)	45,688	—
Change in state rate	(414)	(10,500)	—
Other, net	1,381	849	57
Change in tax status(1)	—	—	149,489

Total income tax provision (benefit)	$6,395	$(146,529)	$157,886

(1)
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

12. Income Taxes (Continued)

income tax purposes. The components of our deferred taxes are detailed in the table below (in thousands):

	Years Ended December, 31
	2014	2013
Deferred tax assets—current
Derivative instruments and other	$—	$15,581
Less valuation allowance	—	(3,744)

Total deferred tax assets, current	$—	$11,837
Deferred tax assets—noncurrent
US tax loss carryforwards	75,604	151,872
State tax loss carryforwards	7,122	14,154
Employee benefit plans	2,193	1,539
Less valuation allowance	(3,826)	(41,944)

Total deferred tax assets, noncurrent	$81,093	$125,621
Deferred tax liabilities—current
Derivative instruments and other	44,862	—

Total deferred tax liabilities—current	$44,862	$—
Deferred tax liabilities—noncurrent
Oil and gas properties and equipment	45,272	140,912

Total deferred tax liabilities, noncurrent	$45,272	$140,912
Reflected in the accompanying balance sheet as:
Net deferred tax asset, current	$—	$11,837

Net deferred tax liability, current	$44,862	$—

Net deferred tax asset, noncurrent	$35,821	$—

Net deferred tax liability, noncurrent	$—	$15,291

13. Earnings (Loss) Per Share

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

MIDSTATES PETROLEUM COMPANY, INC.

Notes to Consolidated Financial Statements (Continued)

13. Earnings (Loss) Per Share (Continued)

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

        The following table (in thousands, except per share amounts) provides a reconciliation of net income (loss) to preferred shareholders, common shareholders, and participating securities for purposes of computing net income (loss) per share:

	Years Ended December, 31
	2014	2013	2012
Net income (loss)	$116,929	$(343,985)	$(150,097)
Preferred Dividend(1)	(10,378)	(15,589)	(6,500)

Net income (loss) attributable to shareholders	$106,551	$(359,574)	$(156,597)
Participating securities—Series A Preferred Stock	(35,696)	—	—
Participating securities—Non-vested Restricted Stock	(3,584)	—	—

Net income (loss) attributable to common shareholders	$67,271	$(359,574)	$(156,597)
Weighted average shares outstanding	66,440	65,766	59,979
Basic and diluted net income (loss) per share	$1.01	$(5.47)	$(2.61)

(1)
Calculation of the preferred stock dividend is discussed in Note 10.

(2)
As these shares are participating securities that participate in earnings, but are not required to participate in losses, this calculation demonstrates that there is not an allocation of the loss to the non-vested restricted stockholders.

14. Concentrations of Credit Risk

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

        The Company normally sells production to a relatively small number of purchasers, as is customary in the exploration, development and production business. The Company typically sells a substantial portion of production under short-term (usually one month) contracts tied to a local index. The Company does not have any long-term, fixed-price sales contracts. For the year ended December 31, 2014, four purchasers accounted for 28%, 18%, 15% and 12% respectively, of the Company's revenue. For the year ended December 31, 2013, five purchasers accounted for 28%, 16%, 13%, 12% and 11%

MIDSTATES PETROLEUM COMPANY, INC.

Notes to Consolidated Financial Statements (Continued)

14. Concentrations of Credit Risk (Continued)

respectively, of the Company's revenue. For the year ended December 31, 2012, three purchasers accounted for 41%, 32% and 10%, respectively, of the Company's revenue.

        Substantially all of the Company's accounts receivable result from the sale of oil, natural gas and natural gas liquids. At December 31, 2014, four purchasers accounted for approximately 25%, 23%, 15% and 13% respectively, of the accounts receivable balance. At December 31, 2013, three purchasers accounted for approximately 31%, 16%, and 13%, respectively, of the accounts receivable balance.

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

15. Commitments and Contingencies

Contractual Obligations

        At December 31, 2014, contractual obligations for drilling contracts, long-term operating leases, seismic contracts and other contracts are as follows (in thousands):

	Total	2015(1)	2016	2017	2018	2019 and beyond
Drilling contracts	$16,698	$15,819	$879	$—	$—	$—
Non-cancellable office lease commitments(2)	9,320	1,857	1,877	1,941	1,471	2,174
Seismic contracts	3,192	3,192	—	—	—	—

Net minimum commitments	$29,210	$20,868	$2,756	$1,941	$1,471	$2,174

(1)
In addition to the $20.9 million of minimum commitments noted above, the Company also has approximately $130 million of interest payments due on the senior notes during the year ended December 31, 2015, for estimated total obligations of approximately $150 million.

(2)
During the quarter ended December 31, 2014, the Company announced plans to relocate the headquarters from Houston, Texas to Tulsa, Oklahoma. At December 31, 2014, the Company still leased space in Houston (contractually through 2018) and of the $9.3 million total in office lease commitments, approximately $3.4 million related to the Houston leases.

        For the years ended December 31, 2014, 2013 and 2012, the Company expensed $2.3 million, $1.7 million and $1.1 million, respectively, for office rent.

        In addition to the commitments noted in the above table, the Company is party to a gas transportation, gathering and processing contract (as amended and effective June 1, 2013) in the Mississippian Lime region which includes certain minimum natural gas and NGL volume commitments. To the extent the Company does not deliver natural gas volumes in sufficient quantities to generate, when processed, the minimum levels of recovered NGLs, the Company would be required to reimburse the counterparty an amount equal to the sum of the monthly shortfall, if any, multiplied by a fee of roughly $0.08 to $0.125 per gallon (subject to annual escalation). The NGL volume commitments range from 2,800 Bbls to 5,780 Bbls per day for each monthly accounting period over the remaining term of

MIDSTATES PETROLEUM COMPANY, INC.

Notes to Consolidated Financial Statements (Continued)

15. Commitments and Contingencies (Continued)

the contract. Additionally, the Company is obligated to deliver a total of 38,100,000 MMBtu and 76,200,000 MMBtu during the first 30 months and 60 months of the contract, respectively. During the first 30 months, any shortfall in delivered volumes would result in a payment to the counterparty equal to the shortfall amount multiplied by a fee of approximately $0.36 per MMBtu. During the first 60 months, any shortfall in delivered volumes would result in a payment to the counterparty equal to the shortfall amount multiplied by a fee of approximately $0.36 per MMBtu, provided that the Company would receive volumetric credit for any deficiency payment made after the initial 30 months. The Company is currently delivering at least the minimum volumes required under these contractual provisions and does not expect to incur any future volumetric shortfall payments during the term of this contract.

        Commitments related to ARO's are not included in the table above; see Note 8 for discussion of those commitments.

Litigation

        The Company is involved in disputes or legal actions arising in the ordinary course of its business. The Company may not be able to predict the timing or outcome of these or future claims and proceedings with certainty, and an unfavorable resolution of one or more of such matters could have a material adverse effect on our financial condition, results of operations or cash flows. Currently, it is not party to any legal proceedings that the Company believes, individually or in the aggregate, are reasonably expected to have a material adverse effect on its financial position, results of operations, or cash flows.

16. Subsequent Events

Sale of Dequincy Assets

        The Company executed a PSA in March 2015 for the sale of its Dequincy assets, its only remaining producing properties in Louisiana, for total consideration of $44 million (subject to customary purchase price adjustments). The PSA includes the ownership interests in developed and undeveloped acreage in the Dequincy area.; the transaction does not include our acreage and interests in the Fleetwood area of Louisiana. The net proceeds from the sale will be used to pay down a portion of the outstanding borrowings under the Company revolving credit facility and for general corporate purposes. The transaction has an effective date of March 1, 2015 and is expected to close on or before April 30, 2015, subject to customary closing conditions.

SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

        The supplemental data presented herein reflects information for all of the Company's oil and natural gas producing activities.

Capitalized Costs

        The following table sets forth the capitalized costs related to the Company's oil and natural gas producing activities at December 31, 2014 and 2013 (in thousands):

	December 31, 2014	December 31, 2013
Proved properties	$3,398,146	$2,817,062
Less: Accumulated depreciation, depletion, amortization and impairment	(1,326,972)	(973,646)

Proved Properties, net	2,071,174	1,843,416
Unproved properties	44,535	243,599

Total oil and gas properties, net	$2,115,709	$2,087,015

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities

        The following table sets forth costs incurred related to the Company's oil and natural gas activities for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Acquisition costs:
Proved properties	$—	$413,472	$416,688
Unproved properties	25,576	206,339	247,909
Exploration costs	672	9,554	35,959
Development costs	524,656	583,017	415,403
Asset retirement costs	1,285	12,768	7,439

Total costs incurred	$552,189	$1,225,150	$1,123,398

Costs Not Being Amortized

        The following table sets forth a summary of oil and gas property costs not being amortized at December 31, 2014, by the year in which such costs were incurred. There are no individually significant properties or significant development projects included in costs not being amortized. The evaluation activities are expected to be completed within three to five years.

	Total	2014	2013	2012	2011 and Prior
Property acquisition costs, net	$3,578	—	—	3,578	—
Exploration and development costs	34,459	11,859	19,503	3,097	—
Capitalized interest	6,498	6,498	—	—	—

Total	$44,535	$18,357	$19,503	$6,675	$—

Estimated Quantities of Proved Oil and Natural Gas Reserves

        The reserve estimates at December 31, 2014, 2013 and 2012 for the Gulf Coast area and at December 31, 2013 for the Mississippian Lime area were based on a report prepared by Netherland,

Sewell and Associates, Inc., independent reserve engineers, in accordance with the FASB's authoritative guidance on oil and gas reserve estimation and disclosures. The reserve estimates at December 31, 2014 for the Mississippian Lime and Anadarko Basin areas and at December 31, 2013 for the Anadarko Basin area were based on reports prepared by Cawley Gillespie & Associates, Inc., independent reserve engineers, in accordance with the FASB's authoritative guidance on oil and gas reserve estimation and disclosures.

        At December 31, 2014, all of the Company's oil and natural gas producing activities were conducted within the continental United States.

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

        The following table sets forth the Company's net proved, proved developed and proved undeveloped reserves at December 31, 2014, 2013 and 2012(1):

	Oil (MBbl)	NGL (MBbl)	Gas (MMcf)	Total (MBoe)
2012
Proved Reserves
Beginning Balance	15,716	4,031	38,692	26,196
Revision of previous estimates	(1,368)	(193)	(8,533)	(2,982)
Extensions, discoveries and other additions	12,262	3,232	32,646	20,935
Purchases of reserves in place	13,010	7,745	85,293	34,969
Production	(2,093)	(617)	(5,695)	(3,659)

Net proved reserves at December 31, 2012	37,527	14,198	142,403	75,459
Proved developed reserves, December 31, 2012	13,207	5,437	54,775	27,774
Proved undeveloped reserves, December 31, 2012	24,320	8,761	87,628	47,685
2013
Proved Reserves
Beginning Balance	37,527	14,198	142,403	75,459
Revision of previous estimates	(13,511)	(3,259)	(20,762)	(20,230)
Extensions, discoveries and other additions	17,538	8,812	103,551	43,608
Purchases of reserves in place	17,242	8,124	73,653	37,642
Production	(3,897)	(1,719)	(18,647)	(8,724)

Net proved reserves at December 31, 2013	54,899	26,156	280,198	127,755
Proved developed reserves, December 31, 2013	19,853	10,321	111,410	48,743
Proved undeveloped reserves, December 31, 2013	35,046	15,835	168,788	79,012
2014
Proved Reserves
Beginning Balance	54,899	26,156	280,198	127,755
Revision of previous estimates	(11,563)	(4,444)	(41,510)	(22,925)
Extensions, discoveries and other additions	30,232	15,414	188,336	77,035
Sales of reserves in place	(10,182)	(2,181)	(24,166)	(16,391)
Production	(5,144)	(2,417)	(25,013)	(11,730)

Net proved reserves at December 31, 2014	58,242	32,528	377,845	153,744
Proved developed reserves, December 31, 2014	27,181	16,443	179,972	73,620
Proved undeveloped reserves, December 31, 2014	31,061	16,085	197,873	80,124

(1)
The following table sets forth the benchmark prices used to determine our estimated proved reserves for the periods indicated.

	At December 31,
	2014	2013	2012
Oil and Natural Gas Prices:
Oil (per barrel ("Bbl"))	$94.99	$97.18	$98.64
NGL (per Bbl)	$39.17	$36.36	$36.84
Natural gas (per million British thermal units ("MMBtu"))	$4.350	$3.286	$2.648

Purchases of Reserves in Place

        In 2014, the Company did not have any additions from purchases of reserves in place.

        In 2013, the Company had a total of 37,642 MBoe of additions from purchases of reserves in place primarily as a result of the Anadarko Basin Acquisition, which closed on May 31, 2013 (see Note 7). The acquired assets included interests in producing oil and natural gas assets and leasehold acreage in Texas and Oklahoma.

        In 2012, the Company had a total of 34,969 MBoe of additions from purchase of reserves in place as a result of the Eagle Property Acquisition would closed on October 1, 2012 (see Note 7). The acquired assets included interests in producing oil and natural gas assets and unevaluated leasehold acreage in Oklahoma and Kansas.

  Extensions, Discoveries and Other Additions

        In 2014, the Company had a total of 77,035 MBoe of additions from extensions and discoveries, all of which related to the Mississippian area.

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

Sales of Reserves in Place

        In 2014, the Company had 16,391 MBoe in sales of reserves in place related to the Pine Prairie Disposition, which closed on May 1, 2014.

        There were no sales of reserves during 2013 or 2012.

Revision of Previous Estimates

        In 2014, the Company had net negative revisions of 22,925 MBoe related to proved undeveloped reserves, of which 3,084 MBoe related to reductions in our Gulf Coast area, and 22,138 MBoe related to reductions in our Anadarko Basin area, partially offset by 2,297 MBoe in positive revisions in the Mississippian Lime area. These net negative revisions in the Gulf Coast were primarily due to our lack of future development plans in this area. The net negative revisions in the Anadarko Basin were primarily due to our current drilling plans which did not allow for development of these proved undeveloped reserves within five years of their initial booking.

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

        Our estimated proved reserves and related future net revenues and Standardized Measure were determined using index prices for oil and natural gas, without giving effect to derivative transactions, and were held constant throughout the life of the properties. The average adjusted product prices weighted by production over the remaining lives of the properties for the years ended December 31, 2014 were $94.99/Bbl for oil, $39.17/Bbl for NGLs and $4.35 per MMBtu for natural gas. The average adjusted product prices weighted by production over the remaining lives of the properties for the years ended December 31, 2013 were $97.18/Bbl for oil, $36.36/Bbl for NGLs and $3.286 for natural gas. The average adjusted product prices weighted by production over the remaining lives of the properties for the years ended December 31, 2012 were $98.64/Bbl for oil, $36.84/Bbl for NGLs and $2.648 for natural gas. These prices were adjusted by lease for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead.

        The following table sets forth the Standardized Measure of discounted future net cash flows from projected production of the Company's oil and natural gas reserves at December 31, 2014, 2013, and 2012.

	At December 31,
	2014	2013	2012
Future cash inflows	$8,405,916	$7,206,900	$4,654,893
Future production costs	2,669,000	2,356,495	1,314,592
Future development costs	751,353	1,253,144	801,942
Future income tax expense	1,113,908	510,400	587,745

Future net cash flows	3,871,655	3,086,861	1,950,614
10% annual discount for estimated timing of cash flows	(1,998,294)	(1,296,415)	(801,140)

Standardized measure of discounted future net cash flows	$1,873,361	$1,790,446	$1,149,474

        The following table sets forth the changes in the standardized measure of discounted future net cash flows applicable to proved oil and natural gas reserves for the periods presented.

	Year Ended December 31,
	2014	2013	2012
January 1,	$1,790,446	$1,149,474	$692,745
Net changes in prices and production costs	(190,256)	(83,055)	(58,699)
Net changes in future development costs	66,828	49,170	768
Sales of oil and natural gas, net	(536,362)	(411,953)	(202,884)
Extensions	1,094,606	579,945	639,532
Discoveries	—	—	—
Purchases of reserves in place	—	603,695	422,341
Divestiture of reserves	(390,264)	—	—
Revisions of previous quantity estimates	(205,233)	(399,210)	(78,866)
Previously estimated development costs incurred	160,663	139,377	62,122
Accretion of discount	206,783	148,909	69,274
Net change in income taxes	(230,401)	54,326	(339,613)
Changes in timing, other	106,551	(40,232)	(57,246)

Period End	$1,873,361	$1,790,446	$1,149,474

 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table presents selected quarterly financial data derived from the Company's unaudited interim financial statements. The following data (in thousands, except per share amounts) is only a summary and should be read with the Company's historical consolidated financial statements and related notes contained in this document.

	Quarters Ended
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
	(in thousands, except per share amounts)
2014
Total revenues	$144,662	$147,990	$224,761	$276,770
Operating income (loss)	(51,978)	31,665	111,091	170,055
Net income (loss)	(83,645)	(2,098)	74,597	128,075
Net income (loss) available to common shareholders	(86,265)	(6,904)	46,192	80,626
Net income (loss) per share:
Basic and Diluted	$(1.31)	$(0.10)	$0.69	$1.21
Shares used in computation:
Basic and Diluted	65,987	66,453	66,598	66,737
2013
Total revenues	$71,022	$126,008	$111,505	$160,971
Operating income (loss)	(2,060)	21,947	(10,871)	(416,425)
Net income (loss)	(7,949)	3,338	(23,606)	(315,768)
Net income (loss) available to common shareholders	(12,066)	769	(26,175)	(322,105)
Net income (loss) per share:
Basic and Diluted	$(0.18)	$0.01	$(0.40)	$(4.89)
Shares used in computation:
Basic and Diluted	65,634	68,441	65,821	65,842

(1)
The operating loss of $416.4 million in the fourth quarter of 2013 was driven by the $453.3 million impairment in carrying value of oil and gas properties recorded as of December 31, 2013.