Form 10-Q
period 2016-06-30
Midstates Petroleum Company, Inc.
filed 2016-08-12
CIK 1533924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of our common stock at August 8, 2016 is shown below:

Class	Number of shares outstanding
Common stock, $0.01 par value	10,767,743

MIDSTATES PETROLEUM COMPANY, INC.

QUARTERLY REPORT ON

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016

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

PART I - FINANCIAL INFORMATION

MIDSTATES PETROLEUM COMPANY, INC. (DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$281,561	$81,093
Accounts receivable:
Oil and gas sales	36,176	33,656
Joint interest billing	5,614	12,503
Other	432	17,506
Other current assets	10,102	1,044
Total current assets	333,885	145,802

PROPERTY AND EQUIPMENT:
Oil and gas properties, on the basis of full-cost accounting	3,768,653	3,666,403
Other property and equipment	13,543	14,798
Less accumulated depreciation, depletion, amortization and impairment	(3,390,199)	(3,157,332)
Net property and equipment	391,997	523,869

OTHER NONCURRENT ASSETS:	3,412	9,496

TOTAL	$729,294	$679,167

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$8,943	$1,904
Accrued liabilities	62,650	91,712
Debt classified as current (Note 9)	249,383	1,890,944
Total current liabilities	320,976	1,984,560

ASSET RETIREMENT OBLIGATIONS	19,791	18,708
OTHER LONG-TERM LIABILITIES	1,839	1,965
LIABILITIES SUBJECT TO COMPROMISE (Note 2)	1,881,795	—

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.01 par value, 49,675,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 10,916,771 shares issued and 10,769,069 shares outstanding at June 30, 2016 and 10,962,105 shares issued and 10,865,814 shares outstanding at December 31, 2015	109	110
Treasury stock	(3,134)	(3,081)
Additional paid-in-capital	889,572	888,247
Retained deficit	(2,381,654)	(2,211,342)
Total stockholders’ equity (deficit)	(1,495,107)	(1,326,066)

TOTAL	$729,294	$679,167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIDSTATES PETROLEUM COMPANY, INC. (DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
REVENUES:
Oil sales	$39,110	$67,498	$69,248	$126,755
Natural gas liquid sales	9,071	10,239	16,134	21,249
Natural gas sales	12,868	15,995	26,810	35,167
Gains (losses) on commodity derivative contracts, net	—	(19,293)	—	2,079
Other	1,510	315	2,328	678

Total revenues	62,559	74,754	114,520	185,928

EXPENSES:
Lease operating and workover	16,109	21,758	31,870	45,020
Gathering and transportation	4,711	3,931	9,132	7,369
Severance and other taxes	1,484	2,505	2,988	6,069
Asset retirement accretion	444	390	864	835
Depreciation, depletion, and amortization	18,638	55,255	43,473	113,683
Impairment in carrying value of oil and gas properties	62,963	498,389	190,697	673,056
General and administrative	4,497	11,461	15,785	23,115
Acquisition and transaction costs	—	251	—	251
Advisory fees and debt restructuring costs	6,472	34,398	7,589	36,141
Other	—	—	—	73

Total expenses	115,318	628,338	302,398	905,612

OPERATING LOSS	(52,759)	(553,584)	(187,878)	(719,684)

OTHER INCOME (EXPENSE):
Interest income	24	27	81	36
Interest expense — net of amounts capitalized (excludes interest expense of $31.7 million on senior and secured notes subject to compromise for the three and six months ended June 30, 2016)	(18,839)	(44,880)	(63,051)	(81,382)
Reorganization items, net (Note 2)	80,536	—	80,536	—

Total other income/(expense)	61,721	(44,853)	17,566	(81,346)

INCOME/(LOSS) BEFORE TAXES	8,962	(598,437)	(170,312)	(801,030)

Income tax benefit	—	—	—	9,041

NET INCOME/(LOSS)	$8,962	$(598,437)	$(170,312)	$(791,989)

Preferred stock dividend	—	(669)	—	(800)
Participating securities - Non-vested Restricted Stock	(98)	—	—	—

NET INCOME/(LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$8,864	$(599,106)	$(170,312)	$(792,789)

Basic and diluted net income/(loss) per share attributable to common shareholders	$0.83	$(88.44)	$(16.01)	$(117.45)
Basic and diluted weighted average number of common shares outstanding	10,653	6,774	10,637	6,750

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIDSTATES PETROLEUM COMPANY, INC. (DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands)

	Series A Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in-Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2015	$—	$110	$(3,081)	$888,247	$(2,211,342)	$(1,326,066)
Share-based compensation	—	(1)	—	1,325	—	1,324
Acquisition of treasury stock	—	—	(53)	—	—	(53)
Net loss	—	—	—	—	(170,312)	(170,312)
Balance as of June 30, 2016	$—	$109	$(3,134)	$889,572	$(2,381,654)	$(1,495,107)

	Series A Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in-Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2014	$3	$70	$(2,592)	$882,528	$(414,147)	$465,862
Share-based compensation	—	3	—	3,756	—	3,759
Acquisition of treasury stock	—	—	(429)	—	—	(429)
Net loss	—	—	—	—	(791,989)	(791,989)
Balance as of June 30, 2015	$3	$73	$(3,021)	$886,284	$(1,206,136)	$(322,797)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIDSTATES PETROLEUM COMPANY, INC. (DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(170,312)	$(791,989)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gains on commodity derivative contracts, net	—	(2,079)
Net cash received for commodity derivative contracts	—	94,797
Asset retirement accretion	864	835
Depreciation, depletion, and amortization	43,473	113,683
Impairment in carrying value of oil and gas properties	190,697	673,056
Share-based compensation, net of amounts capitalized to oil and gas properties	998	2,897
Deferred income taxes	—	(9,041)
Amortization of deferred financing costs and write-off of debt issuance costs	4,069	8,356
Paid-in-kind interest expense	3,531	1,187
Amortization of deferred gain on debt restructuring	(8,246)	(1,775)
Operating lease abandonment	2,904	—
Noncash reorganization items	(81,724)	—
Transaction costs for debt restructuring	—	34,398
Change in operating assets and liabilities:
Accounts receivable — oil and gas sales	(1,405)	139
Accounts receivable — JIB and other	20,860	22,617
Other current and noncurrent assets	(6,739)	(1,275)
Accounts payable	2,936	(2,793)
Accrued liabilities	50,589	(4,058)
Other	(934)	(305)
Net cash provided by operating activities	$51,561	$138,650
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(100,424)	(190,278)
Proceeds from the sale of oil and gas properties	—	40,284
Net cash used in investing activities	$(100,424)	$(149,994)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from second lien notes	—	625,000
Proceeds from revolving credit facility	249,384	33,000
Repayment of revolving credit facility	—	(468,150)
Deferred financing costs	—	(4,199)
Transaction costs for debt restructuring	—	(34,398)
Acquisition of treasury stock	(53)	(429)
Net cash provided by financing activities	$249,331	$150,824

NET INCREASE IN CASH AND CASH EQUIVALENTS	200,468	139,480

Cash and cash equivalents, beginning of period	$81,093	$11,557
Cash and cash equivalents, end of period	$281,561	$151,037

SUPPLEMENTAL INFORMATION:
Non-cash investment in property and equipment	$18,766	$61,728
Non-cash exchange of third lien notes for 2020 senior notes and 2021 senior notes	—	524,121
Cash paid for interest, net of capitalized interest of $2.1 million for the six months ended June 30, 2015 (no capitalized interest for the six months ended June 30, 2016)	3,539	71,569
Cash paid for reorganization items	$1,188	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MIDSTATES PETROLEUM COMPANY, INC. (DEBTOR-IN-POSSESSION)

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

The Company conducts oil and gas operations and owns and operates oil and gas properties in Oklahoma, Texas and Louisiana.  The Company operates a significant portion of its oil and natural gas properties.  The Company’s management evaluates performance based on one reportable segment as all its operations are located in the United States and, therefore, it maintains one cost center.

2. Chapter 11 Proceedings

Voluntary Reorganization Under Chapter 11

On April 30, 2016 (the “Petition Date”), Midstates and Midstates Sub (collectively, the “Debtors”), filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”).  The Debtors’ Chapter 11 cases (the “Chapter 11 Cases”) are being jointly administered under the case styled In re Midstates Petroleum Company, Inc., et al, No. 16-32237.  The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  The Company has accounted for the bankruptcy in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations, beginning in the quarterly period ended June 30, 2016.

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

On June 29, 2016, the Debtors entered into a First Amendment to the Plan Support Agreement with certain of the Plan Support Agreement Parties (the “PSA Amendment”).  The PSA Amendment, among other things modified the dates for certain of the milestones related to the occurrence of certain events in the Chapter 11 Cases.

In order for the Debtors to emerge successfully from the Chapter 11 Cases as reorganized companies, they must obtain approval from the Bankruptcy Court and certain of their respective creditors for a Chapter 11 plan of reorganization.  On May 14, 2016, the Debtors filed with the Bankruptcy Court the Joint Chapter 11 Plan of Reorganization of Midstates Petroleum Company, Inc. and its Debtor Affiliate (as further amended, the “Plan”), as well as the related Disclosure Statement (as further amended, the “Disclosure Statement”).  The Bankruptcy Court approved amended versions of the Plan and Disclosure Statement on July 13, 2016.  On August 3, 2016, the Debtors filed a plan supplement with the Bankruptcy Court, which included, among other things, a schedule of assumed executory contracts and unexpired leases, a list of retained causes of action, a term sheet for the Exit Facility (as defined below), a list of new directors and officers of the reorganized Debtors, a form-of registration rights agreement and a form-of warrant agreement.

The restructuring transactions contemplated by the Plan Support Agreement were memorialized in the Plan and include the following key elements:

•                  Substantial Deleveraging of the Balance Sheet:  The Plan contemplates (i) the permanent pay-down of $82.0 million of the Company’s Credit Facility, with a $170.0 million exit facility (the “Exit Facility”) upon emergence, (ii) the pay-down of up to $60.0 million of the Company’s Second Lien Notes in cash, and (iii) the conversion into equity of all of the Company’s remaining debt that is junior to the Credit Facility.

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

•                  Credit Facility Claims: Holders of allowed claims under the Credit Facility (the “Credit Facility Claims”) will receive their pro rata share of approximately $82.0 million in cash and the Credit Facility will be amended to reflect the terms of the Exit Facility.

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

•                  Exit Facility: The Company’s Credit Facility, which was redetermined with a borrowing base of $170.0 million in April 2016, will be amended, as described, and will continue after emergence as the Exit Facility.  The Exit Facility will have an initial borrowing base of $170.0 million with no borrowing base redeterminations to occur until April 2018 (provided certain conditions are met) and semiannual borrowing base redeterminations thereafter.  The Exit Facility will mature on the earlier of September 30, 2020, or 4 years from the Plan effective date, with interest payable at LIBOR plus 4.50% per annum, subject to a 1.00% LIBOR floor.  The Exit Facility will be secured by first priority mortgages on at least 95.0% of the proved oil and gas reserves and all other oil and gas properties included in the most recently delivered reserve report, pledges of capital stock, a first priority security interest in the cash, cash equivalents, deposit, securities and other similar accounts, and a first-priority perfected security interest in substantially all other tangible and intangible assets (including but not limited to as-extracted collateral, accounts receivable, inventory, equipment, general intangibles, investment property, intellectual property, real property and the proceeds of the foregoing).  The Exit Facility is subject to a variety of other terms and conditions including conditions precedent to funding, financial covenants, and various other covenants and representations and warranties.

•                  Management Incentive Plan: The Plan provides for the establishment of a management equity incentive plan (the “MIP”) under which 10% of the equity in the reorganized Company (on a fully-diluted/fully-distributed basis) will be reserved for grants made from time to time to the directors, officers, and other members of management of the reorganized Company.  The remainder of compensation will be negotiated in connection with approval of the Plan.

•                  Releases: The Plan provides for release, exculpation, and injunction provisions, including customary carve-outs, to the fullest extent permitted by applicable law and consistent with the terms of the Plan Support Agreement.

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

Subject to certain exceptions, under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the date of the Bankruptcy Petitions.  Accordingly, although the filing of the Bankruptcy Petitions triggered defaults on the Debtors’ debt obligations, creditors are stayed from taking any actions against the Debtors as a result of such defaults, subject to certain limited exceptions permitted by the Bankruptcy Code.  Absent an order of the Bankruptcy Court, substantially all of the Debtors’ prepetition liabilities are subject to discharge under the Bankruptcy Code and are reflected in the June 30, 2016 balance sheet as liabilities subject to compromise.

Under the priority requirements established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities to creditors and post-petition liabilities must be satisfied in full before the holders of the Company’s existing common stock are entitled to receive any distribution or retain any property under a plan of reorganization.  The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation and implementation of the Plan or an alternative transaction.  While the Company is seeking to implement the Plan on the terms summarized above, the outcome of the Chapter 11 Cases remains uncertain at this time and, as a result, the Company cannot accurately estimate the amounts or value of distributions that creditors and stockholders may receive.  The Plan Support Agreement contemplates that stockholders will receive no distribution on account of their interests.

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

Fresh Start Accounting

Based upon the current Plan, the consolidated financial statements of the Company will be required to be prepared with the application of fresh start accounting upon the emergence of the Company from bankruptcy because (i) the holders of existing voting shares of the Company prior to its emergence will receive less than 50% of the voting shares of the Company outstanding following its emergence from bankruptcy and (ii) the reorganization value of its assets immediately prior to confirmation of the plan of reorganization will likely be less than the post-petition liabilities and allowed claims.  Under the principles of fresh start accounting, a new reporting entity is considered to be created, and as a result, the Company will allocate the reorganization value of the Company to its individual assets based on their estimated fair values as of the date of the emerence.  As a result of the anticipated application of fresh start accounting and the effects of the implementation of the Plan Support Agreement, the consolidated financial statements on or after the date of emergence will not be comparable with the consolidated financial statements prior to that date.

Financial Statement Classification of Liabilities Subject to Compromise

Liabilities subject to compromise represent liabilities incurred prior to the commencement of the bankruptcy proceedings which may be affected by the Chapter 11 Cases.  These amounts represent the Company’s allowed claims and its best estimate of claims expected to be allowed which will be resolved as part of the bankruptcy proceedings. Such claims remain subject to future adjustments.  Adjustments may result from negotiations, actions of the Bankruptcy Court, determination as to the value of any collateral securing claims or other various events.  A difference between liability amounts estimated by the Company and claims filed by creditors will be investigated and the Bankruptcy Court will make a final determination of the amount of allowable claims.  The Company’s Credit Facility is fully secured and, as such, is not considered a liability subject to compromise.  Liabilities subject to compromise consist of the following:

June 30, 2016
(in thousands)
Debt:
2020 Senior Notes (including accrued interest as of the Petition Date)	$312,039
2021 Senior Notes (including accrued interest as of the Petition Date)	361,050
Second Lien Notes (including accrued interest as of the Petition Date)	651,042
Third Lien Notes (including accrued interest as of the Petition Date)	556,136
Total debt (including accrued interest as of the Petition Date)	1,880,267
Accounts Payable	1,528
Total Liabilities Subject to Compromise	$1,881,795

Interest Expense

The Debtors have discontinued recording interest on liabilities subject to compromise upon the Petition Date.  Contractual interest on liabilities subject to compromise not reflected in the condensed consolidated statements of operations for the three and six months ended June 30, 2016 was approximately $31.7 million, representing interest expense from the Petition Date through June 30, 2016.  In addition, the Company has not made required interest payments of $15.8 million and $73.8 million on April 1, 2016 and June 1, 2016, respectively.

Reorganization Items

Reorganization items represent the direct and incremental costs of being in bankruptcy, such as professional fees, pre-petition liability claim adjustments and losses related to terminated contracts that are probable and can be estimated.  Unamortized deferred financing costs as well as unamortized gains on the May 2015 troubled debt restructuring associated with debt classified as liabilities subject to compromise are reclassified to reorganization items in order to reflect the expected amounts of probable allowed claims.  Reorganization items consisted of the following for the three and six months ended June 30, 2016:

For the Three and Six Months Ended June 30, 2016
(in thousands)
Professional fees incurred(1)	$7,462
Adjustment to unamortized debt issuance costs associated with 2020 Senior Notes	10,738
Adjustment to unamortized debt issuance costs associated with 2021 Senior Notes	12,671
Adjustment to unamortized gain on troubled debt restructuring associated with Second Lien Notes	(39,599)
Adjustment to unamortized gain on troubled debt restructuring associated with Third Lien Notes	(71,808)
Total reorganization items, net	$(80,536)

(1) Through June 30, 2016, the Company has incurred significant professional fees associated with various advisors engaged in the restructuring process.  The Company anticipates it will continue to incur significant professional fees throughout the duration of the bankruptcy proceedings.  In addition, the Company has agreed to pay certain advisors additional fees contingent upon the completion of a successful restructuring as such term is defined in the related agreements.  The amount of these contingent success fees could be material.

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

The consolidated financial statements for the quarter ended June 30, 2016 have been prepared in accordance with FASB ASC Topic 852, Reorganizations.  This guidance requires that transactions and events directly associated with the Chapter 11 reorganization be distinguished from the ongoing operations of the business.  In addition, the guidance provides for changes in the accounting for and presentation of liabilities.  See “—Note 2. Chapter 11 Proceedings”.

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

Commodity Derivative Contracts

As of June 30, 2016 and December 31, 2015, the Company did not have any open commodity derivative contract positions.

Gains (Losses) on Commodity Derivative Contracts

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

The following table presents net cash received  for commodity derivative  contracts and unrealized net losses  recorded by the Company related to the change in the fair value of the derivative instruments in “Gains on commodity derivative contracts,  net” for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net cash received for commodity derivative contracts	$—	$42,189	$—	$94,797
Unrealized net losses	—	(61,482)	—	(92,718)
Gains (losses) on commodity derivative contracts - net	$—	$(19,293)	$—	$2,079

5. Property and Equipment

Property and equipment consisted of the following as of the dates presented:

	June 30, 2016	December 31, 2015
	(in thousands)
Oil and gas properties, on the basis of full-cost accounting:
Proved properties	$3,768,653	$3,666,403
Unevaluated properties	—	—
Other property and equipment	13,543	14,798
Less accumulated depreciation, depletion, amortization and impairment	(3,390,199)	(3,157,332)
Net property and equipment	$391,997	$523,869

Oil and Gas Properties

The Company capitalizes internal costs directly related to exploration and development activities to oil and gas properties. During the three and six months ended June 30, 2016 and 2015, the Company capitalized the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Internal costs capitalized to oil and gas properties(1)	$992	$2,613	$2,262	$4,915

(1)         Inclusive of $0.1 million and $0.4 million of qualifying share-based compensation expense for the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, inclusive of $0.3 million and $0.9 million, respectively.

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

For the three and six months June 30, 2016, capitalized costs exceeded the ceiling and the Company recorded an impairment of oil and gas properties of $63.0 million and $190.7 million, respectively.  The comparable three and six month periods ended June 30, 2015 included impairments of oil and gas properties of $498.4 million and $673.1 million, respectively.  These impairments were primarily the result of continued low commodity prices, which resulted in a reduction of the discounted present value of the Company’s proved oil and natural gas reserves.

Depreciation, depletion and amortization is calculated using the Units of Production Method (“UOP”).  The UOP calculation multiplies the percentage of estimated proved reserves produced by the cost of those reserves. The result is to recognize expense at the same pace that the reservoirs are estimated to be depleting. The amortization base in the UOP calculation includes the sum of proved property costs net of accumulated depreciation, depletion, amortization and impairment, estimated future development costs (future costs to access and develop proved reserves) and asset retirement costs that are not already included in oil and gas property, less related salvage value.  The following table presents depletion expense related to oil and gas properties for the three and six months ended June 30, 2016 and 2015, respectively:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	(in thousands)		(per Boe)		(in thousands)		(per Boe)
Depletion expense	$18,046	$54,359	$6.57	$17.63	$41,788	$111,964	$7.38	$18.18
Depreciation on other property	592	896	0.22	0.29	1,685	1,719	0.30	0.28
Depreciation, depletion, and amortization	$18,638	$55,255	$6.79	$17.92	$43,473	$113,683	$7.68	$18.46

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

6. Other Noncurrent Assets

The following table presents the components of other noncurrent assets as of the dates presented:

	June 30, 2016	December 31, 2015
	(in thousands)
Deferred financing costs associated with the Credit Facility	$—	$6,105
Field inventory	3,037	3,225
Other	375	166
Other noncurrent assets	$3,412	$9,496

During the three months ended June 30, 2016, approximately $1.8 million in deferred financing costs associated with the Credit Facility were impaired.  In addition, deferred financing costs associated with the Credit Facility were reclassified from other noncurrent assets to other current assets at June 30, 2016.

7. Accrued Liabilities

The following table presents the components of accrued and other current liabilities as of the dates presented:

	June 30, 2016	December 31, 2015
	(in thousands)
Accrued oil and gas capital expenditures	$11,612	$19,984
Accrued revenue and royalty distributions	26,846	27,939
Accrued lease operating and workover expense	5,797	9,281
Accrued interest	429	20,193
Accrued taxes	1,764	1,272
Accrued professional fees associated with restructuring	6,275	—
Compensation and benefit related accruals	3,764	8,414
Accrued claims and contingencies	1,066	1,066
Prepayments from joint interest partners	1,419	1,369
Other	3,678	2,194
Accrued liabilities	$62,650	$91,712

8. Asset Retirement Obligations

Asset Retirement Obligations (“AROs”) represent the estimated future abandonment costs of tangible assets, such as wells, service assets and other facilities. The estimated fair value of the ARO at inception is capitalized as part of the carrying amount of the related long-lived assets.

The following table reflects the changes in the Company’s AROs as of the dates presented:

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
	(in thousands)
Asset retirement obligations — beginning of period	$18,708	$21,599
Liabilities incurred	497	2
Revisions	—	—
Liabilities settled	(278)	—
Liabilities eliminated through asset sales	—	(4,699)
Current period accretion expense	864	835
Asset retirement obligations — end of period	$19,791	$17,737

9. Debt

The Company’s filing of the Bankruptcy Petitions, described in Note 2 herein, constitutes an event of default that accelerated the Company’s obligations under the Credit Facility, Second Lien Notes, Third Lien Notes and the Senior Notes.  As a result of the filing of the Bankruptcy Petitions, subject to certain limited exceptions, the lenders under the Credit Facility, Second Lien Notes, Third Lien Notes and the holders of the Senior Notes are stayed from taking any actions against the Company as a result of these defaults.

As of the dates presented, the Company’s debt, not including debt instruments classified as liabilities subject to compromise, consisted of the following:

	Principal		Unamortized Deferred Gain on Debt Forgiven		Unamortized Debt Issuance Costs		Total
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
	(in thousands)
Credit Facility(1)	$249,383	$—	$—	$—	$—	$—	$249,383	$—
2020 Senior Notes(2)	—	293,625	—	—	—	(11,344)	—	282,281
2021 Senior Notes(2)	—	347,652	—	—	—	(13,296)	—	334,356
Second Lien Notes(2)	—	625,000	—	42,293	—	—	—	667,293
Third Lien Notes(2)	—	529,653	—	77,361	—	—	—	607,014
Total debt	$249,383	$1,795,930	$—	$119,654	$—	$(24,640)	$249,383	$1,890,944

(1) As a result of the Company’s Chapter 11 filing, the Company’s Credit Facility is classified as current at June 30, 2016 and December 31, 2015.

(2) Amount has been reclassified to liabilities subject to compromise at June 30, 2016.  See “—Note 2. Chapter 11 Proceedings”.

Reclassification of Senior and Secured Notes

The Company’s Senior Notes outstanding of $293.6 million due 2020, Senior Notes outstanding of $347.7 million due 2021, Second Lien Notes of $625.0 million due 2020, and Third Lien Notes of $529.7 million due 2020 are included in liabilities subject to compromise in the condensed consolidated balance sheets as of June 30, 2016.  See “—Note 2. Chapter 11 Proceedings” for further information.

Reserve-based Credit Facility

The Company currently maintains a $750.0 million Credit Facility with a borrowing base of $170.0 million at June 30, 2016, which, as a result of the semiannual redetermination on April 1, 2016, was reduced by $82.0 million from the previous borrowing base of $252.0 million.  As of April 1, 2016, the Company had approximately $252.0 million in aggregate outstanding obligations under the Credit Facility, resulting in a borrowing base deficiency of approximately $82.0 million which has not been cured as of June 30, 2016 or the date of this filing..

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

The Credit Facility matures on May 31, 2018 and borrowings thereunder are secured by substantially all of the Company’s oil and natural gas properties and bear interest at LIBOR plus an applicable margin, depending upon the Company’s borrowing base utilization, between 2.00% and 3.00% per annum.  The effective interest rate was 3.5% and 2.9% for the quarters ended June 30, 2016 and June 30, 2015, respectively.

In addition to interest expense, the Credit Facility requires the payment of a commitment fee each quarter. The commitment fee is computed at the rate of either 0.375% or 0.500% per annum based on the average daily amount by which the borrowing base exceeds the outstanding borrowings during each quarter.

The Company’s filing of the Bankruptcy Petitions described in Note 2 herein constitutes an event of default that accelerated the Company’s obligations under the Credit Facility.  In addition, various other defaults existed prior to the filing of the Bankruptcy Petitions, including the failure to receive an unqualified auditors’ opinion in relation to the 2015 consolidated financial statements, the failure to make required interest payments on the 2020 Senior Notes and the failure to cure the borrowing base deficiency of the Credit Facility.  However, subject to certain limited exceptions, the filing of the Company’s Bankruptcy Petitions automatically enjoined or stayed the Company’s creditors from taking any actions against the Company as a result of such defaults.

The current Plan Support Agreement, if implemented, provides that holders of allowed claims under the Credit Facility will receive their pro rata share of approximately $82.0 million in cash and the Credit Facility will be amended to reflect the terms of the Exit Facility.  See “—Note 2. Chapter 11 Proceedings” for a discussion of the proposed Exit Facility upon emergence from bankruptcy.

2020 Senior Notes

On October 1, 2012, the Company issued $600.0 million in aggregate principal amount of 2020 Senior Notes, conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). In October 2013, these notes were exchanged for an equal principal amount of identical registered notes.  In May 2015 and June 2015, a total of $306.4 million aggregate principal amount of 2020 Senior Notes were exchanged for Third Lien Notes.  As a result, $293.6 million of 2020 Senior Notes remain outstanding at June 30, 2016 and are included in liabilities subject to compromise in the condensed consolidated balance sheet as of June 30, 2016.

The estimated fair value of the 2020 Senior Notes as of June 30, 2016 was $2.9 million (Level 2 in the fair value measurement hierarchy), based on quoted market prices for these same debt securities. The effective interest rate was 3.5% and 10.4%, respectively, for the quarters ended June 30, 2016 and 2015.

On April 1, 2016, the Company elected to forego payment with respect to an approximately $15.8 million interest payment due on the 2020 Notes, which, after the expiration of the 30 day grace period, resulted in an event of default.

The Company’s filing of the Bankruptcy Petitions described in Note 2 herein constitutes an event of default that accelerated the Company’s obligations under the 2020 Senior Notes.  In addition, various other defaults existed prior to the filing of the Bankruptcy Petitions, including the failure to receive an unqualified auditors’ opinion in relation to the 2015 consolidated financial statements, the failure to make required interest payments on the 2020 Senior Notes and the failure to cure the borrowing base deficiency of the Credit Facility.    However, subject to certain limited exceptions, the filing of the Company’s Bankruptcy Petitions automatically enjoined or stayed the Company’s creditors from taking any actions against the Company as a result of such defaults.

The current Plan Support Agreement, if implemented, provides that holders of allowed claims of the 2020 Senior Notes will receive equity in the reorganized Company; see “—Note 2. Chapter 11 Proceedings” for further discussion.

2021 Senior Notes

On May 31, 2013, the Company issued $700.0 million in aggregate principal amount of 2021 Senior Notes. In October 2013, these notes were exchanged for an equal principal amount of identical registered notes.  In May and June 2015, a total of $352.3 million aggregate principal amount of 2021 Senior Notes were exchanged for Third Lien Notes.  As a result, $347.7 million of 2021 Senior Notes remain outstanding at June 30, 2016 and are included in liabilities subject to compromise in the condensed consolidated balance sheet as of June 30, 2016.

The estimated fair value as of June 30, 2016 of the 2021 Senior Notes was $3.5 million (Level 2 in the fair value measurement hierarchy), based on quoted market prices for these same debt securities. The effective interest rate was 3.0% and 8.9%, respectively, for the quarters ended June 30, 2016 and 2015.

The Company’s filing of the Bankruptcy Petitions described in Note 2 herein constitutes an event of default that accelerated the Company’s obligations under the 2021 Senior Notes.  In addition, various other defaults existed prior to the filing of the Bankruptcy Petitions, including the failure to receive an unqualified auditors’ opinion in relation to the 2015 consolidated financial statements, the failure to make required interest payments on the 2020 Senior Notes and the failure to cure the borrowing base deficiency of the Credit Facility.  However, subject to certain limited exceptions, the filing of the Company’s Bankruptcy Petitions automatically enjoined or stayed the Company’s creditors from taking any actions against the Company as a result of such defaults.

The current Plan Support Agreement, if implemented, provides that holders of allowed claims of the 2021 Senior Notes will receive equity in the reorganized Company; see “—Note 2. Chapter 11 Proceedings” for further discussion.

Second Lien Notes

On May 21, 2015, the Company and Midstates Sub issued and sold $625.0 million aggregate principal amount of Second Lien Notes, in a private placement conducted pursuant to Rule 144A under the Securities Act. In November 2015, these notes were exchanged for an equal principal amount of identical registered notes.  The outstanding balance of $625.0 million is included in liabilities subject to compromise in the condensed consolidated balance sheet as of June 30, 2016.

The estimated fair value of the Second Lien Notes was $368.8 million as of June 30, 2016 (Level 2 in the fair value measurement hierarchy), based on quoted market prices for these same debt securities. The effective interest rate was 2.9% and 10.2%, respectively, for the quarter ended June 30, 2016 and 2015.

The Company’s filing of the Bankruptcy Petitions described in Note 2 herein constitutes an event of default that accelerated the Company’s obligations under the Second Lien Notes. In addition, various other defaults existed prior to the filing of the Bankruptcy Petitions, including the failure to receive an unqualified auditors’ opinion in relation to the 2015 consolidated financial statements, the failure to make required interest payments on the 2020 Senior Notes and the failure to cure the borrowing base deficiency of the Credit Facility.  However, subject to certain limited exceptions, the filing of the Company’s Bankruptcy Petitions automatically enjoined or stayed the Company’s creditors from taking any actions against the Company as a result of such defaults.

The current Plan Support Agreement, if implemented, provides that holders of allowed claims of the Second Lien Notes will receive cash and equity in the reorganized Company; see “—Note 2. Chapter 11 Proceedings” for further discussion.

Third Lien Notes

On May 21, 2015 and June 2, 2015, the Company issued approximately $504.1 million and $20.0 million, respectively, in aggregate principal amount of Third Lien Notes in a private placement and in exchange for an aggregate $306.4 million of the 2020 Senior Notes and $352.3 million of the 2021 Senior Notes. In November 2015, these notes were exchanged for an equal principal amount of identical registered notes.  The outstanding balance of $529.7 million is included in liabilities subject to compromise in the condensed consolidated balance sheet as of June 30, 2016.

The estimated fair value of the Third Lien Notes was $42.4 million as of June 30, 2016 (Level 2 in the fair value measurement hierarchy), based on quoted market prices for these same debt securities. The effective interest rate was 3.0% and 12.4%, respectively, for the quarter ended June 30, 2016 and 2015.

The Company’s filing of the Bankruptcy Petitions described in Note 2 herein constitutes an event of default that accelerated the Company’s obligations under the Third Lien Notes.  In addition, various other defaults existed prior to the filing of the Bankruptcy Petitions, including the failure to receive a unqualified auditors’ opinion in relation to the 2015 consolidated financial statements, the failure to make required interest payments on the 2020 Senior Notes and the failure to cure the borrowing base deficiency of the Credit Facility.  However, subject to certain limited exceptions, the filing of the Company’s Bankruptcy Petitions automatically enjoined or stayed the Company’s creditors from taking any actions against the Company as a result of such defaults.

The current Plan Support Agreement, if implemented, provides that holders of allowed claims of the Third Lien Notes will receive equity and warrants exercisable for equity in the reorganized Company; see “—Note 2. Chapter 11 Proceedings” for further discussion.

10. Equity and Share-Based Compensation

Impact of Bankruptcy Proceedings

The Company has a significant amount of indebtedness that is senior to its existing common stock in its capital structure.  The current Plan Support Agreement if implemented, would provide no recovery for, and the cancellation of, the Company’s outstanding common stock, including shares of its restricted stock.  Additionally, significant restrictions have been put in place on trading of the Company’s common stock.

Common Shares

Share Activity

The following table summarizes changes in the number of outstanding shares during the six months ended June 30, 2016:

	Number of Shares
	Common Stock	Treasury Stock
Share count as of December 31, 2015	10,962,105	(96,291)
Grants of restricted stock	—	—
Forfeitures of restricted stock	(45,334)	—
Acquisition of treasury stock	—	(51,411)
Share count as of June 30, 2016	10,916,771	(147,702)

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

Share-based Compensation

2012 Long Term Incentive Plan

The 2012 LTIP provides for the granting of Options (incentive and other), Restricted Stock Awards, Restricted Stock Units, Stock Appreciation Rights, Dividend Equivalents, Bonus Stock, Other Stock-Based Awards, Annual Incentive Awards, Performance Awards, or any combination of the foregoing (the “Awards”). Subject to certain limitations as defined in the 2012 LTIP, the terms of each Award are as determined by the Compensation Committee of the Board of Directors. As of June 30, 2016 a total of 863,843 common share Awards are authorized for issuance and shares of stock subject to an Award that expire, or are canceled, forfeited, exchanged, settled in cash or otherwise terminated, will again be available for future Awards under the 2012 LTIP.

Non-vested Stock Awards

At June 30, 2016, the Company had 113,070 non-vested shares of restricted common stock to directors, management and employees outstanding pursuant to the 2012 LTIP. Shares granted under the LTIP generally vest ratably over a period of three years (one-third on each anniversary of the grant); however, beginning in 2013, shares granted under the 2012 LTIP to directors are subject to one-year cliff vesting.

The fair value of restricted stock grants is based on the value of the Company’s common stock on the date of grant. Compensation expense is recognized ratably over the requisite service period.

The following table summarizes the Company’s non-vested share award activity for the six months ended June 30, 2016:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding at December 31, 2015	318,031	$21.46
Granted	—	$—
Vested	(159,627)	$22.51
Forfeited	(45,334)	$19.29
Non-vested shares outstanding at June 30, 2016	113,070	$20.86

Unrecognized expense, adjusted for estimated forfeitures, as of June 30, 2016 for all outstanding restricted stock awards was $1.7 million and will be recognized over a weighted average period of 1.17 years.

At June 30, 2016, 248,923 shares remain available for issuance under the terms of the 2012 LTIP.

11. Income Taxes

For the six months ended June 30, 2016, we recorded no income tax expense or benefit.  The significant difference between our effective tax rate and the federal statutory income tax rate of 35% is primarily due to the effect of changes in the Company’s valuation allowance.  During the six months ended June 30, 2016, the Company recorded $57.5 million in additional valuation allowance in light of the impairment of oil and gas properties and the settlement of certain hedging contracts that existed at December 31, 2015, bringing the total valuation allowance to $752.6 million at June 30, 2016.  A valuation allowance has been recorded as management does not believe that it is more-likely-than-not that its deferred tax assets are realizable.

The Company expects to incur a tax loss in the current year due to the flexibility in deducting or capitalizing current year intangible drilling costs; thus no current income taxes are anticipated to be paid.

12. Earnings/(Loss) Per Share

Prior to conversion on September 30, 2015, the Company’s Series A Preferred Stock had the nonforfeitable right to participate on an as converted basis at the conversion rate then in effect in any common stock dividends declared and as such, was considered a participating security. The Company’s nonvested stock awards, which were granted as part of the 2012 LTIP, contain nonforfeitable rights to dividends and as such, are considered to be participating securities and, together with the Series A Preferred Stock, are included in the computation of basic and diluted earnings per share, pursuant to the two class method. In the calculation of basic earnings per share attributable to common shareholders, participating securities are allocated earnings based on actual dividend distributions received plus a proportionate share of undistributed net income attributable to common shareholders, if any, after recognizing distributed earnings. The Company’s participating securities do not participate in undistributed net losses because they are not contractually obligated to do so.

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

The following table (in thousands, except per share amounts) provides a reconciliation of net loss to preferred shareholders, common shareholders, and non-vested restricted shareholders for purposes of computing net loss per share as of the dates presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net income/(loss)	$8,962	$(598,437)	$(170,312)	$(791,989)
Preferred stock dividend	—	(669)	—	(800)
Participating securities — Non-vested restricted stock	(98)	—	—	—
Net income/(loss) attributable to shareholders	$8,864	$(599,106)	$(170,312)	$(792,789)

Weighted average shares outstanding	10,653	6,774	10,637	6,750
Basic and Diluted Net Income/(Loss) per share	$0.83	$(88.44)	$(16.01)	$(117.45)

The aggregate number of common shares outstanding at June 30, 2016 was 10,769,069 of which 113,070 were non-vested restricted shares.

13. Related Party Transactions

First Reserve Corporation, which currently owns an economic interest in the Company through FR Midstates Interholding LP, also owns an economic interest in Dixie Electric.  For the three and six months ended June 30, 2016, the Company paid approximately $1.1 million for electrical equipment from Dixie Electric.  No transactions with Dixie Electric occurred in the comparable 2015 periods.

14. Commitments and Contingencies

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

The Company vigorously defends itself in these matters.  If the Company determines that an unfavorable outcome or loss of a particular matter is probable and the amount of the loss can be reasonably estimated, it accrues a liability for the contingent obligation.  As new information becomes available or as a result of legal or administrative rulings in similar matters or a change in applicable law, the Company’s conclusions regarding the probability of outcomes and the amount of estimated loss, if any, may change. The impact of subsequent changes to the Company’s accruals could have a material effect on its results of operations.  As of June 30, 2016 and December 31, 2015, the Company’s accrual for all loss contingencies was $1.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2015, and the related management’s discussion and analysis contained in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission (“SEC”) on March 30, 2016, as well as the unaudited condensed consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q and our quarterly report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 13, 2016.

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

•                  inability to maintain relationship with suppliers, customers, employees and other third parties as a result of our Chapter 11 filing; and

•                  the outcome of our Bankruptcy Petitions for reorganization under Chapter 11of the Bankruptcy Code, including expectations regarding the amount of exit financing available and the terms thereunder.

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

Recent Developments

Chapter 11 Filing

On April 30, 2016, we filed Bankruptcy Petitions for reorganization under the Bankruptcy Code in the Bankruptcy Court.  Our Chapter 11 Cases are being jointly administered under the case styled In re Midstates Petroleum Company, Inc., et al, No. 16-32237.  We continue to operate our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  We have accounted for the bankruptcy in accordance with FASB ASC 852, “Reorganizations”.

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

In addition, subject to certain specific exceptions under the Bankruptcy Code, the Chapter 11 filings automatically stayed most judicial or administrative actions against us and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims.  As a result, we did not record interest expense on our senior and secured notes which are classified as liabilities subject to compromise from the Petition Date through June 30, 2016.  For that period, contractual interest on our senior and secured notes totaled $31.7 million.

On May 14, 2016, we filed with the Bankruptcy Court the Joint Chapter 11 Plan of Reorganization of Midstates Petroleum Company, Inc. and its Debtor Affiliate (as further amended, the “Plan”), as well as the related Disclosure Statement, (as further amended, the “Disclosure Statement”).  The Bankruptcy Court approved amended versions of the Plan and Disclosure Statement on July 13, 2016.  See “—Note 2. Chapter 11 Proceedings” for a discussion of the key proposed restructuring elements contemplated in the Plan.

Fresh Start Accounting

Based upon the current Plan, upon emergence from bankruptcy, our consolidated financial statements will be required to be prepared with the application of fresh start accounting because (i) the holders of existing voting shares prior to our emergence will receive less than 50% of the voting shares outstanding following our emergence from bankruptcy and (ii) the reorganization value of our assets immediately prior to confirmation of the plan of reorganization will be less than the post-petition liabilities and allowed claims.  Under the principles of fresh start accounting, a new reporting entity is considered to be created, and as a result, we will allocate the reorganization value of the Company to our individual assets based on their estimated fair values as of the date of emergence.  As a result of the anticipated application of fresh start accounting and the effects of the implementation of the Plan Support Agreement, the consolidated financial statements on or after the date of emergence will not be comparable with the consolidated financial statements prior to that date.

Financial Statement Classification of Liabilities Subject to Compromise

Liabilities subject to compromise represent liabilities incurred prior to the commencement of the bankruptcy proceedings which may be affected by the Chapter 11 Cases.  These amounts represent our allowed claims and our best estimate of claims expected to be allowed which will be resolved as part of the bankruptcy proceedings.  Such claims remain subject to future adjustments.  Adjustments may result from negotiations, actions of the Bankruptcy Court, determination as to the value of any collateral securing claims or other various events.  A difference between liability amounts we estimated and claims filed by creditors will be investigated and the Bankruptcy Court will make a final determination of the amount of allowable claims.  Our Credit Facility is fully secured and, as such, is not considered a liability subject to compromise.

Reorganization Items

We have incurred significant costs associated with the Bankruptcy Proceedings, principally professional fees, that significantly affected our results of operations.  Additionally, unamortized deferred financing costs as well as unamortized gains on the May 2015 troubled debt restructuring associated with debt classified as liabilities subject to compromise are reclassified to reorganization items in order to reflect the expected amounts of probably allowed claims.  These reorganization items are discussed in more detail  in “—Note 2. Chapter 11 Proceedings” in the notes to our condensed consolidated financial statements included herein.

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

Operations Update

Mississippian Lime

For the three months ended June 30, 2016 and March 31, 2016, our average daily production from the Mississippian Lime area was as follows:

	Three Months Ended June 30, 2016	Three Months Ended March 31, 2016	Decrease in Production

Average daily production:
Oil (Bbls)	8,386	9,195	(8.8)%
Natural gas liquids (Bbls)	5,258	5,586	(5.9)%
Natural gas (Mcf)	69,172	71,415	(3.1)%
Net boe/day	25,173	26,683	(5.7)%

The following table shows our total number of horizontal wells spud and brought into production in the Mississippian Lime area during the second quarter of 2016:

	Total Number of Gross Horizontal Wells Spud (1)	Total Number of Gross Horizontal Wells Brought into Production
Mississippian Lime	7	14

(1)         We had 1 rig drilling in the Mississippian Lime horizontal well program at June 30, 2016.  Of the 7 wells spud during the quarter, 3 were producing, 3 were awaiting completion and 1 was being drilled at quarter-end.

In the second quarter of 2016, we invested approximately $39.0 million on completions and drilling new wells in the Mississippian Lime basin, some of which were spud in previous periods.

Anadarko Basin

For the three months ended June 30, 2016 and March 31, 2016, our average daily production from our Anadarko Basin area was as follows:

	Three Months Ended June 30, 2016	Three Months Ended March 31, 2016	Decrease in Production

Average daily production:
Oil (Bbls)	1,926	2,188	(12.0)%
Natural gas liquids (Bbls)	1,262	1,284	(1.7)%
Natural gas (Mcf)	10,818	11,176	(3.2)%
Net boe/day	4,991	5,335	(6.4)%

We did not spud any wells in the Anadarko Basin area and did not have any operated drilling rigs in the area during the second quarter of 2016.

Capital Expenditures

During the three and six months ended June 30, 2016, we incurred operational capital expenditures of $43.4 million and $97.8 million, respectively, which consisted primarily of:

	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
	(in thousands)
Drilling and completion activities	$39,649	92,243
Acquisition of acreage and seismic data	3,760	5,533
Operational capital expenditures incurred	$43,409	$97,776
Capitalized G&A, Office, ARO, & Other	1,442	3,422
Total capital expenditures incurred	$44,851	$101,198

Operational capital expenditures were incurred in the following areas:

	For the Three Months	For the Six Months
	Ended June 30, 2016	Ended June 30, 2016
	(in thousands)
Mississippian Lime	$42,767	$96,618
Anadarko Basin	642	1,158
Total capital expenditures incurred	$43,409	$97,776

We expect to invest between $125.0 million to $145.0 million of capital for exploration, development and lease and seismic acquisition during the year ended December 31, 2016.

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

We follow the full cost method of accounting for our oil and gas properties.  For the three and six months ended June 30, 2016, the results of our full cost “ceiling test” required us to recognize an impairment of our oil and gas properties of $63.0 million and $190.7 million, respectively.  While this impairment did not impact cash flow from operating activities, it did decrease our net income.  Our full cost impairments have no impact to our cash flow or liquidity.

Large volumes of produced water are recovered in conjunction with the oil and natural gas we produce from our wells in the Mississippian Lime.  We dispose of this produced water in various ways, but primarily through the use of injection disposal wells.  Our disposal operations are conducted pursuant to permits issued to us by governmental authorities overseeing such disposal activities.

There exists a growing concern and heightened regulatory scrutiny surrounding any potential correlation between the injection of produced water into disposal wells and those activities alleged contribution to increased seismic activity in certain areas, including certain areas in which we operate.  On February 16, 2016, the Oil and Gas Conservation Division (“OGCD”) of the Oklahoma Corporation Commission requested that we curtail our current wastewater disposal injection volumes into the Arbuckle formation in our Mississippian Lime area of operation by approximately 40%.  At the time of the notice, the Arbuckle formation was the primary formation into which we disposed of our produced water.  We are currently in discussions with the OGCD regarding this matter; however, the inability to economically dispose of produced saltwater could require us to reduce our oil and gas production by shutting in certain producing wells until alternative disposal wells and methods can be permitted and developed.  Potential actions to address the OGCD’s curtailment request include, among other things, drilling new or converting existing wells into wastewater injection wells that would inject produced water into formations other than the Arbuckle; selectively shutting in or curtailing production from currently producing wells; or possibly a combination of the above.  To date, we have converted 5 vertical wells and drilled 2 wells for the disposal of produced water into formations other than the Arbuckle.  There can be no assurance we will continue to receive the necessary permits from governmental authorities or the consent of impacted parties to convert additional existing wells or drill new wells into alternate wastewater disposal formations.   Any forced reduction in oil and gas production could have a material adverse effect on our cash flow and results of operations.

Results of Operations

The following tables summarize our revenue, production and price data for the periods indicated.

Revenues

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016		2015		2016		2015
	(in thousands)				(in thousands)
REVENUES:
Oil sales	$39,110	64.0%	$67,498	72.0%	$69,248	61.7%	$126,755	69.2%
Natural gas liquid sales	9,071	14.9%	10,239	10.9%	16,134	14.4%	21,249	11.6%
Natural gas sales	12,868	21.1%	15,995	17.1%	26,810	23.9%	35,167	19.2%
Total oil, natural gas liquids, and natural gas sales	61,049	100%	93,732	100%	112,192	100%	183,171	100%

Realized gain/(losses) on commodity derivative contracts, net	—	—	42,189	(218.7)%	—	—	94,797	4,559.7%
Unrealized gains/(losses) on commodity derivative contracts, net	—	—	(61,482)	318.7%	—	—	(92,718)	(4,459.7)%
Gains (losses) on commodity derivative contracts - net	—	—	(19,293)	100%	—	—	2,079	100%

Other	1,510		315		2,328		678

Total revenues	$62,559		$74,754		$114,520		$185,928

Production

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
PRODUCTION DATA:
Oil (MBbls)	938	1,270	(26.1)%	1,974	2,581	(23.5)%
Natural gas liquids (MBbls)	593	616	(3.7)%	1,218	1,236	(1.5)%
Natural gas (MMcf)	7,279	7,186	1.3%	14,795	14,056	5.3%
Oil equivalents (MBoe)	2,745	3,084	(11.0)%	5,659	6,160	(8.1)%

Oil (Bbls/day)	10,312	13,959	(26.1)%	10,848	14,258	(23.9)%
Natural gas liquids (Bbls/day)	6,520	6,773	(3.7)%	6,695	6,827	(1.9)%
Natural gas (Mcf/day)	79,990	78,969	1.3%	81,291	77,657	4.7%
Average daily production (Boe/day)	30,164	33,893	(11.0)%	31,091	34,028	(8.6)%

Prices

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
AVERAGE SALES PRICES:
Oil, without realized derivatives (per Bbl)	$41.68	$53.14	(21.6)%	$35.07	$49.12	(28.6)%
Oil, with realized derivatives (per Bbl)	$41.68	$81.19	(48.7)%	$35.07	$80.30	(56.3)%
Natural gas liquids, without realized derivatives (per Bbl)	$15.29	$16.61	(7.9)%	$13.24	$17.20	(23.0)%
Natural gas liquids, with realized derivatives (per Bbl)	$15.29	$16.61	(7.9)%	$13.24	$17.20	(23.0)%
Natural gas, without realized derivatives (per Mcf)	$1.77	$2.23	(20.6)%	$1.81	$2.50	(27.6)%
Natural gas, with realized derivatives (per Mcf)	$1.77	$3.14	(43.6)%	$1.81	$3.52	(48.6)%

Three Months Ended June 30, 2016 as Compared to the Three Months Ended June 30, 2015

Oil, natural gas liquids and natural gas sales revenues

Our oil, NGL and natural gas sales revenues decreased by $32.7 million, or 34.9%, to $61.0 million during the three months ended June 30, 2016, as compared to $93.7 million during the three months ended June 30, 2015.  In addition to the factors discussed below, the major contributing factor to this decrease was lower commodity prices for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Our oil sales revenues decreased by $28.4 million, or 42.1%, to $39.1 million during the three months ended June 30, 2016, as compared to $67.5 million for the three months ended June 30, 2015. Oil volumes sold decreased 3,647 Bbls/d, or 26.1%, to 10,312 Bbls/d for the three months ended June 30, 2016, from 13,959 Bbls/d for the three months ended June 30, 2015. The decrease in oil volumes sold was primarily attributable to a decrease in drilling activity, leading to lower production from both our Mississippian basin area of 2,442 bbls/d and our Anadarko basin area of 1,011 bbls/d, as well as the lack of production from our Gulf Coast area of 194 bbls/day due to the sale of our oil and gas properties in Beauregard and Calcasieu Parishes, Louisana (the “Dequincy Divestiture”) in the second quarter of 2015.

Our NGL sales revenues decreased by $1.1 million, or 10.8%, to $9.1 million during the three months ended June 30, 2016, as compared to $10.2 million for the three months ended June 30, 2015. NGL volumes sold decreased 253 Bbls/day, or 3.7%, to 6,520 Bbls/d for the three months ended June 30, 2016, from 6,773 Bbls/d for the three months ended June 30, 2015. This decrease in NGL volumes sold was attributable to the reduced development drilling activity in both our Anadarko basin and the Mississippian Lime area, which resulted in lower NGL production of 142 bbls/d and 56 Bbls/d, respectively.  Additionally, a 55 bbls/d decrease resulted from the Dequincy Divestiture.

Our natural gas sales revenues decreased by $3.1 million, or 19.4%, to $12.9 million during the three months ended June 30, 2016, as compared to $16.0 million for the three months ended June 30, 2015, primarily due to lower pricing period over period. Natural gas volumes sold increased 1,021 Mcf/d or 1.3%, to 79,990 Mcf/day for the three months ended June 30, 2016, from 78,969 Mcf/d for the three months ended June 30, 2015. The increase in natural gas volumes sold was attributable to increased production of 3,848 Mcf/d in the Mississippian Lime area, partially offset by a decrease in production of 2,650 Mcf/d in our Andarko basin area as the result of reduced development drilling activity, and 177 Mcf/d from our Gulf Coast area due to the Dequincy Divestiture.

Gains/losses on commodity derivative contracts - net

During the three months ended June 30, 2015, we had an unrealized loss of $61.5 million from our mark-to-market (“MTM”) derivative positions, representing the changes in fair value from new positions and settlements that occurred during the period, as well as the relationship between contract prices and the associated forward curves.  This loss was offset by cash receipts for the settlements of derivatives of $42.2 million during the three months ended June 30, 2015. We had no derivative positions at either June 30, 2016 or December 31, 2015, and as such, had no gains or losses related to derivative positions in the second quarter of 2016.

Six Months Ended June 30, 2015 as Compared to the Six Months Ended June 30, 2015

Oil, natural gas liquids and natural gas sales revenues

Our oil, NGL and natural gas sales revenues decreased by $71.0 million, or 38.8%, to $112.2 million during the six months ended June 30, 2016, as compared to $183.2 million during the six months ended June 30, 2015.  In addition to the factors discussed below, the major contributing factor to this decrease was lower commodity prices for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Our oil sales revenues decreased by $57.6 million, or 45.4%, to $69.2 million during the six months ended June 30, 2016, as compared to $126.8 million for the six months ended June 30, 2015. Oil volumes sold decreased 3,410 bbls/d, or 23.9%, to 10,848 bbls/d for the six months ended June 30, 2016, from 14,258 Bbls/day for the six months ended June 30, 2015. This decrease in oil volumes sold was attributable to decreased production period over period in both the Mississippian Lime area and Anadarko area of 1,962 bbls/d and 924 bbls/d, respectively, as the result of a decrease in drilling activity during the period and base production declines.  Additionally, the lack of production from our Gulf Coast area due to the Dequincy Divestiture impacted sales by 524 bbls/d.

Our NGL sales revenues decreased by $5.2 million, or 24.4%, to $16.1 million during the six months ended June 30, 2016, as compared to $21.3 million for the six months ended June 30, 2015. NGL volumes sold decreased 132 bbls/d, or 1.9%, to 6,695 bbls/d for the six months ended June 30, 2016, from 6,827 bbls/d for the six months ended June 30, 2015. This decrease in NGL volumes is primarily attributable to the lack of Gulf Coast production of 164 bbls/d due to the Dequincy divestiture, as well as a decrease of 49 bbls/d from our Anadarko basin area as the result of reduced development drilling activity.  These decreases were partially offset by an increase of 81 bbls/d in production from our Mississippian Lime area.

Our natural gas sales revenues decreased by $8.4 million, or 23.9%, to $26.8 million during the six months ended June 30, 2016, as compared to $35.2 million for the six months ended June 30, 2015, primarily due to lower pricing period over period. Natural gas volumes sold increased 3,634 Mcf/d, or 4.7%, to 81,291 Mcf/d for the six months ended June 30, 2016, from 77,657 Mcf/d for the six months ended June 30, 2015. This increase in natural gas volumes sold was attributable to increased production of 6,159 Mcf/day in the Mississippian Lime area, partially offset by a decrease in production of 419 Mcf/d from our Gulf Coast area due to the Dequincy Divestiture and reduced development drilling activity in the Anadarko Basin, which contributed a decrease of 2,106 Mcf/d.

Gains/losses on commodity derivative contracts - net

During the six months ended June 30, 2015, we had an unrealized loss of $92.7 million from our mark-to-market (“MTM”) derivative positions, representing the changes in fair value from new positions and settlements that occurred during the period, as well as the relationship between contract prices and the associated forward curves.  This loss was offset by cash receipts for the settlements of derivatives of $94.8 million during the six months ended June 30, 2015. We had no derivative positions at either June 30, 2016 or December 31, 2015, and as such, had no gains or losses related to derivative positions during the 2016 period.

Operating Expenses

The table below presents a comparison of our expenses on an absolute dollar basis and a per Boe basis. Depending on the relevance, our discussion may reference expenses on an absolute dollar basis, a per Boe basis, or both.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	(in thousands)		(per Boe)		(in thousands)		(per Boe)
EXPENSES:
Lease operating and workover	$16,109	$21,758	$5.86	$7.06	$31,870	$45,020	$5.63	$7.31
Gathering and transportation	4,711	3,931	1.72	1.27	9,132	7,369	1.61	1.20
Severance and other taxes	1,484	2,505	0.54	0.81	2,988	6,069	0.53	0.99
Asset retirement accretion	444	390	0.16	0.13	864	835	0.15	0.14
Depreciation, depletion, and amortization	18,638	55,255	6.79	17.92	43,473	113,683	7.68	18.46
Impairment of oil and gas properties	62,963	498,389	22.94	161.60	190,697	673,056	33.70	109.28
General and administrative	4,497	11,461	1.63	3.71	15,785	23,115	2.79	3.75
Acquisition and transaction costs	—	251	—	0.09	—	251	—	0.04
Debt restructuring costs	6,472	34,398	2.36	11.15	7,589	36,141	1.34	5.87
Other	—	—	—	—	—	73	—	0.01
Total expenses	$115,318	$628,338	$42.00	$203.74	$302,398	$905,612	$53.43	$147.05

Three Months Ended June 30, 2016 as Compared to the Three Months Ended June 30, 2015

Lease operating and workover expenses

Lease operating and workover expenses decreased $5.7 million, or 26.1%, to $16.1 million for the three months ended June 30, 2016 compared to $21.8  million for the three months ended June 30, 2015.  The decrease in lease operating expenses is primarily the result of ongoing cost reduction efforts in our Mississippian Lime and Anadarko basin areas, specifically in salt water disposal, chemical well treatment, artificial lift, compression and surface maintenance and repair expenses  Also contributing to the decrease in lease operating and workover expenses was a decrease of $1.0 million due to the sale of our Dequincy assets in Louisiana in the second quarter of 2015, where average lease operating expenses were higher compared to our other operating basins.  Lease operating and workover expenses decreased to $5.86 per Boe for the three months ended June 30, 2016, a decrease of $1.20, or 17.0%, from the $7.06 per Boe for the three months ended June 30, 2015, primarily for the reasons noted above.

Gathering and transportation

Gathering and transportation expenses increased $0.8 million, or 20.5%, to $4.7 million for the three months ended June 30, 2016 compared to $3.9 million for the three months ended June 30, 2015, due primarily to increased natural gas production volumes in our Mississippian Lime area, which are subject to gathering and transportation fees.

Severance and other taxes

	Three Months Ended June 30,
	2016	2015
	(in thousands)
Total oil, natural gas, and natural gas liquids sales	$61,049	$93,732

Severance taxes	1,295	1,229
Ad valorem and other taxes	189	1,276
Severance and other taxes	$1,484	$2,505

Severance taxes as a percentage of sales	2.1%	1.3%
Severance and other taxes as a percentage of sales	2.4%	2.7%

Severance and other taxes decreased $1.0 million, or 40.0%, to $1.5 million for the three months ended June 30, 2016 compared to $2.5 million for the three months ended June 30, 2015. Severance taxes increased $0.1 million, or 8.3%, to $1.3 million for the three months ended June 30, 2016, as compared to $1.2 million for the three months ended June 30, 2015. Severance taxes as a percentage of sales increased to 2.1% for the three months ended June 30, 2016, as compared to 1.3% for the corresponding 2015 period, which was impacted by a $0.6 million refund received for production taxes paid in prior periods.  Ad valorem taxes decreased $1.1 million, or 84.6%, to $0.2 million for the three months ended June 30, 2016 compared to $1.3 million for the three months ended June 30, 2015, due to a decrease in the value of our proved oil and gas reserves.

Depreciation, depletion and amortization (DD&A)

DD&A expense decreased $36.7 million, or 66.4%, to $18.6 million for the three months ended June 30, 2016 compared to $55.3 million for the three months ended June 30, 2015.  The decrease in DD&A expense was driven by ceiling impairments recorded during 2015 and the first half of 2016, decreasing our depletable base.  Consequently, the depletion rate per Boe decreased from $17.63 per Boe for the three months ended June 30, 2015 to $6.57 per Boe for the three months ended June 30, 2016.

Impairment of oil and gas properties

We recorded impairment expense related to our oil and natural gas properties for the three months ended June 30, 2016 of $63.0 million as a result of our full-cost ceiling test. Under the full cost method, we are subject to quarterly calculations of a ceiling or limitation on the amount of capitalized costs associated with our oil and natural gas properties in our condensed consolidated balance sheets. The impairment expense for the three months ended June 30, 2016 was primarily due to a decrease in the value of our proven oil and natural gas reserves as a result of an extended period of low commodity prices.

General and administrative (G&A)

Our G&A expenses decreased by $7.0 million, or 60.9%, to $4.5 million for the three months ended June 30, 2016, compared to $11.5 million for the three months ended June 30, 2015.  $3.6 million of the decrease is related to lower employee related expenses in the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 as a result of lower headcount.  Also contributing to the decrease was lower professional fees of $1.0 million and a $1.3 million increase in overhead costs recovered from joint interest partners.

Acquisition and transaction costs

We did not incur any acquisition and transaction costs for the three months ended June 30, 2016, compared to $0.3 million for the three months ended June 30, 2015, related to the Dequincy Divestiture.

Advisory fees and debt restructuring costs

Debt and restructuring costs decreased by $27.9 million, or 81.1%, to $6.5 million for the three months ended June 30, 2016 compared to $34.4 million for the three months ended June 30, 2015.  During both the 2016 and 2015 periods, we engaged various advisors to assist us in analyzing options to improve our financial flexibility and provide additional long-term liquidity.  Expenses for the three months ended June 30, 2016 relate to advisory fees incurred related to the filing of our petition for bankruptcy on April 30, 2016.  For the three months ended June 30, 2015, we incurred fees associated with the restructuring of our debt as well as issuance costs associated with the Second Lien Notes offering and Third Lien Notes exchange.

Six Months Ended June 30, 2016 as Compared to the Six Months Ended June 30, 2015

Lease operating and workover expenses

Lease operating and workover expenses decreased $13.1 million, or 29.1%, to $31.9 million for the six months ended June 30, 2016 compared to $45.0 million for the six months ended June 30, 2015.  The decrease in lease operating expenses is primarily the result of ongoing cost reduction efforts in our Mississippian Lime and Anadarko basin areas, specifically in salt water disposal, chemical well treatment, artificial lift, compression, and surface maintenance and repair expenses  Also contributing to the decrease in lease operating and workover expenses was a decrease of $2.4 million due to the sale of our Dequincy assets in Louisiana in the second quarter of 2015, where average lease operating expenses were higher compared to our other operating basins. Lease operating and workover expenses decrease to $5.63 per Boe for the six months ended June 30, 2016, a decrease of $1.68, or 23.0%, from the $7.31 per Boe for the six months ended June 30, 2015.

Gathering and transportation

Gathering and transportation expenses were $9.1 million for the six months ended June 30, 2016, as compared to $7.4 million for the six months ended June 30, 2015, an increase of $1.7 million or 23.0% This increase is primarily the  result of increased natural gas production volumes in our Mississippian Lime area, which are subject to gathering and transportation fees.

Severance and other taxes

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Total oil, natural gas, and natural gas liquids sales	$112,192	$183,171

Severance taxes	2,363	3,011
Ad valorem and other taxes	625	3,058
Severance and other taxes	$2,988	$6,069

Severance taxes as a percentage of sales	2.1%	1.6%
Severance and other taxes as a percentage of sales	2.7%	3.3%

Severance and other taxes decreased $3.1 million, or 50.8%, to $3.0 million for the six months ended June 30, 2016, compared to $6.1 million for the six months ended June 30, 2015.  Severance taxes decreased $0.6 million, or 20.0%, to $2.4 million for the six months ended June 30, 2016, as compared to $3.0 million for the six months ended June 30, 2015 due primarily to lower realized pricing, as well as decreased production of approximately 8% in the six months ended June 30, 2016.  Severance taxes as a percentage of sales changed from 1.6% for the six months ended June 30, 2015 to 2.1% for the corresponding 2016 period.  Ad valorem taxes decreased $2.4 million, or 80.0%, to $0.6 million for the three months ended June 30, 2016 compared to $3.0 million for the six months ended June 30, 2015 due to the decrease in the value of our proved oil and gas reserves.

Depreciation, depletion and amortization

DD&A expense decreased $70.2 million, or 61.7%, to $43.5 million for the six months ended June 30, 2016 compared to $113.7 million for the six months ended June 30, 2015.  The decrease in DD&A expense was driven by ceiling impairments recorded during 2015 and the first half of 2016, decreasing our depletable base.  Consequently, the depletion rate per Boe also decreased from $18.18 per Boe for the six months ended June 30, 2015 to $7.38 per Boe for the six months ended June 30, 2016.

Impairment of oil and gas properties

We recorded impairment expense related to our oil and natural gas properties for the six months ended June 30, 2016 and 2015 of $190.7 million and $673.1 million, respectively, as a result of our full cost ceiling test. Under the full cost method, we are subject to quarterly calculations of a ceiling or limitation on the amount of capitalized costs associated with our oil and natural gas properties in our condensed consolidated balance sheets.  The impairment expense recognized in both periods was primarily due to a decrease in the value of our proven oil and gas reserves as the result of sustained low commodity prices.

General and administrative

Our G&A expenses decreased by $7.3 million, or 31.6%, to $15.8 million for the six months ended June 30, 2016, compared to $23.1 million for the six months ended June 30, 2015.  The decrease is primarily attributable to a decrease of $5.5 million in employee related expenses for the six months ended June 30, 2016 as compared to the comparable period in 2015 due to lower headcount.  Also contributing to the decrease was a $3.0 million increase in overhead costs recovered from joint interest partners and a reduction of $1.0 million in professional fees incurred.  Partially offsetting these decreases was an increase of $2.8 million in accelerated rent expense associated with the Houston office lease abandonment during the six months ended June 30, 2016.

Acquisition and transaction costs

We did not incur any acquisition and transaction costs for the six months ended June 30, 2016, compared to $0.3 million for the six months ended June 30, 2015, related to the Dequincy Divestiture.

Advisory fees and debt restructuring costs

Debt restructuring costs decreased by $28.5 million, or 78.9%, to $7.6 million for the six months ended June 30, 2016 compared to $36.1 million for the six months ended June 30, 2015.  During both the 2016 and 2015 periods, we engaged various advisors to assist us in analyzing options to improve our financial flexibility and provide additional long-term liquidity.  Expenses recognized for the six months ended June 30, 2016 relate to expenses associated with our bankruptcy and restructuring process.  Costs for the corresponding period in 2015 related to our debt restructuring process in May 2015 as well as issuance costs associated with the Second Lien Notes offering and Third Lien Notes exchange.

Other

We did not incur any other operating expenses for the six months ended June 30, 2016 compared to $0.1 million for the six months ended June 30, 2015 related to the write-off of inventory.

Other Income (Expense)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
OTHER INCOME (EXPENSE)
Interest income	$24	$27	$81	$36

Interest expense	(18,839)	(45,962)	(63,051)	(83,448)
Capitalized Interest	—	1,082	—	2,066
Interest expense — net of amounts capitalized	(18,839)	(44,880)	(63,051)	(81,382)
Reorganization items	80,536	—	80,536	—

Total other income (expense)	$61,721	$(44,853)	$17,566	$(81,346)

Three Months Ended June 30, 2016 as Compared to the Three Months Ended June 30, 2015

Interest expense

Interest expense for the three months ended June 30, 2016 and 2015 was $18.8 million and $46.0 million, respectively.  The primary driver in the decrease in interest expense is the reclassification of our Senior Notes, Second Lien Notes and Third Lien Notes to liabilities subject to compromise in connection with our bankruptcy proceedings.  As such, we ceased recording interest expense for all debt except for amounts outstanding under the Credit Facility beginning at the petition date of April 30, 2016.   Contractual interest for the Senior Notes, Second Lien Notes and Third Lien Notes not recorded by us for the period April 30, 2016 through June 30, 2016 was $31.7 million.  No interest expense was capitalized for the three months ended June 30, 2016, due to the transfer of all balances related to unevaluated properties to the full cost pool at December 31, 2015.  $1.1 million was capitalized to oil and gas properties for the three months ended June 30, 2015.

Reorganization items

We recognized a net gain of $80.5 million in reorganization items during the three months ended June 30, 2016.  Reorganization items represent the direct and incremental costs of being in bankruptcy, such as professional fees, pre-petition liability claim adjustments and losses related to terminated contracts that are probable and can be estimated.  Unamortized deferred financing costs as well as unamortized gains on the May 2015 troubled debt restructuring associated with debt classified as liabilities subject to compromise are reclassified to reorganization items in order to reflect the expected amounts of probable allowed claims.  Reorganization items consisted of the following for the three and six months ended June 30, 2016:

For the Three Months Ended June 30, 2016
(in thousands)
Professional fees incurred	$7,462
Adjustment to unamortized debt issuance costs associated with 2020 Senior Notes	10,738
Adjustment to unamortized debt issuance costs associated with 2021 Senior Notes	12,671
Adjustment to unamortized gain on troubled debt restructuring associated with Second Lien Notes	(39,599)
Adjustment to unamortized gain on troubled debt restructuring associated with Third Lien Notes	(71,808)
Total reorganization items	$(80,536)

Six Months Ended June 30, 2016 as Compared to the Six Months Ended June 30, 2015

Interest expense

Interest expense for the six months ended June 30, 2016 and 2015 was $63.0 million and $83.4 million, respectively.  Interest expense was lower in the six months ended June 30, 2016 as compared to the comparable period in 2015 due to the cessation of interest expense for all debt except for amounts outstanding under the Credit Facility beginning at the petition date of April 30, 2016.   Contractual interest for the Senior Notes, Second Lien Notes and Third Lien Notes not recorded by us for the period April 30, 2016 through June 30, 2016 was $31.7 million.  No interest expense was capitalized for the six months ended June 30, 2016, due to the transfer of all balances related to unevaluated properties to the full cost pool at December 31, 2015.  $2.1 million was capitalized to oil and gas properties for the six months ended June 30, 2015.

Reorganization Items

We recognized a net gain of $80.5 million in reorganization items during the six months ended June 30, 2016.  These reorganization items are discussed above.

Provision for Income Taxes

Three Months Ended June 30, 2016 as Compared to the Three Months Ended June 30, 2015

For the three months ended June 30, 2016, we recorded no income tax expense or benefit.  Our effective tax rate for the second quarter of 2016 differs from the federal statutory rate of 35% due to the effect of recurring permanent adjustments, state income taxes and changes in our valuation allowance.  A valuation allowance has been recorded as management does not believe that it is more-likely-than-not that its deferred tax assets are realizable.

We expect to incur a tax loss in the current year due to the flexibility in deducting or capitalizing current year intangible drilling costs; thus no current income taxes are anticipated to be paid.

Six Months Ended June 30, 2016 as Compared to the Six Months Ended June 30, 2015

For the six months ended June 30, 2016, we recorded no income tax expense or benefit.   Our effective tax rate for the six months ended June 30, 2016 differs from the federal statutory rate of 35% due to the effect of recurring permanent adjustments, state income taxes and changes in our valuation allowance.

During the six months ended June 30, 2016, we recorded $57.5 million in additional valuation allowance, bringing the total valuation allowance to $752.6 million at June 30, 2016.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been cash flows from operations, borrowings under our Credit Facility and issuances of senior unsecured and secured notes.  Our primary use of cash flow has been to fund capital expenditures used to develop our oil and gas properties and for debt service.

In February 2016, we borrowed approximately $249.4 million under the Credit Facility, which represented the remaining undrawn amount that was available thereunder, for aggregate outstanding borrowings of $252.0 million (including outstanding letters of credit) under the Credit Facility. The borrowing base of the Credit Facility was reduced by $82.0 million from the previous borrowing base of $252.0 million, as a result of our semiannual redetermination on April 1, 2016.  As of April 1, 2016, we  had approximately $252.0 million in aggregate outstanding obligations under the Credit Facility, resulting in a borrowing base deficiency of approximately $82.0 million.  We have not cured this borrowing base deficiency as of June 30, 2016 or the date of this filing.

As of June 30, 2016, the total outstanding principal amount of our debt obligations was $2.0 billion, consisting of approximately $249.4 million of borrowings under the Credit Facility (excluding outstanding letters of credit of $2.6 million), $293.6 million of 2020 Senior Notes, $347.7 million of 2021 Senior Notes, $625.0 million of Second Lien Notes and $529.7 million of Third Lien Notes. The Company’s filing of the Bankruptcy Petitions constitutes an event of default that accelerated the Company’s obligations under these various debt agreements. In addition, various other defaults existed prior to the filing of the Bankruptcy Petitions, including the failure to receive a unqualified auditors’ opinion in relation to the 2015 consolidated financial statements, the failure to make required interest payments on the 2020 Senior Notes and the failure to cure the borrowing base deficiency of the Credit Facility.  However, subject to certain specific exceptions under the Bankruptcy Code, the Chapter 11 filings automatically stayed most judicial or administractive actions against us and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims.  As a result, our 2020 Senior Notes, 2021 Senior Notes, Second Lien Notes and Third Lien Notes are all expected to be allowed claims and as such have been reclassified as liabilities subject to compromise in our condensed combined balance sheet at June 30, 2016.  See “—Note 2. Chapter 11 Proceedings” for further information.

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

Significant Sources of Capital

Reserve-based Credit Facility

Our credit facility currently consists of a $750.0 million senior revolving credit facility with a borrowing base of $170.0 million at June 30, 2016, supported by our Mississippian Lime and Anadarko Basin oil and gas assets.  The borrowing base under the Credit Facility is subject to semiannual redeterminations in April and October and up to one additional time per six month period following each scheduled borrowing base redetermination, as may be requested by us or the administrative agent acting on behalf of lenders holding at least two-thirds of the outstanding loans and other obligations

On April 1, 2016, we received a Notice from the Administrative Agent and the Lenders under the Credit Facility, reducing our borrowing base to $170.0 million as a result of a scheduled borrowing base redetermination.  As of April 1, 2016, we had approximately $252.0 million in aggregate outstanding obligations under the Credit Facility, resulting in a borrowing base deficiency of approximately $82.0 million based on the borrowing base set forth in the Notice.  As of June 30, 2016 and the date of this filing, we have not cured this borrowing base deficiency.

The Credit Facility matures on May 31, 2018 and borrowings thereunder are secured by substantially all of our oil and natural gas properties and bear interest at LIBOR plus an applicable margin, depending upon our borrowing base utilization, between 2.00% and 3.00% per annum. At June 30, 2016 and 2015, the weighted average interest rate was 3.5% and 2.9%, respectively.

In addition to interest expense, the Credit Facility requires the payment of a commitment fee each quarter. The commitment fee is computed at the rate of either 0.375% or 0.50% per annum based on the average daily amount by which the borrowing base exceeds the outstanding borrowings during each quarter.

Our filing of the Bankruptcy Petitions, as described in “—Note 2. Chapter 11 Proceedings” in the notes to our condensed consolidated financial statements included herein, constitutes an event of default that accelerated our obligations under the Credit Facility.  In addition, various other defaults existed prior to the filing of the Bankruptcy Petitions, including the failure to receive a unqualified auditors’ opinion in relation to the 2015 consolidated financial statements, the failure to make required interest payments on the 2020 Senior Notes and the failure to cure the borrowing base deficiency of the Credit Facility.  However, subject to certain limited exceptions, our filing of the Bankruptcy Petitions automatically enjoined or stayed the Lenders under the Credit Facility from taking any actions against us as a result of such defaults.

The current Plan Support Agreement, if implemented, provides that holders of allowed claims under the Credit Facility will receive their pro rata share of approximately $82.0 million in cash and the Credit Facility will be amended to reflect the terms of the Exit Facility.  See “—Note 2. Chapter 11 Proceedings” for a discussion of the proposed Exit Facility upon emergence from bankruptcy.

2020 Senior Notes

On October 1, 2012, we issued $600.0 million in aggregate principal amount of 2020 Senior Notes conducted pursuant to Rule 144A and Regulation S under the Securities Act. In October 2013, these notes were exchanged for an equal principal amount of identical registered notes.  In May 2015 and June 2015, a total of $306.4 million aggregate principal amount of 2020 Senior Notes were exchanged for Third Lien Notes.  As a result, $293.6 million of 2020 Senior Notes remain outstanding at June 30, 2016 and is classified as liabilities subject to compromise in our condensed consolidated balance sheet.

On April 1, 2016, we elected to forego payment with respect to an approximately $15.8 million interest payment due on the 2020 Notes, which after the expiration of the 30 day grace period resulted in an event of default.

Our filing of the Bankruptcy Petitions, as described in “—Note 2. Chapter 11 Proceedings” in the notes to our condensed consolidated financial statements included herein, constitutes an event of default that accelerated our obligations under the 2020 Senior Notes.  In addition, various other defaults existed prior to the filing of the Bankruptcy Petitions, including the failure to receive a unqualified auditors’ opinion in relation to the 2015 consolidated financial statements, the failure to make required interest payments on the 2020 Senior Notes and the failure to cure the borrowing base deficiency of the Credit Facility.  However, subject to certain limited exceptions, our filing of the Bankruptcy Petitions automatically enjoined or stayed our creditors from taking any actions against us as a result of such defaults.

The current Plan Support Agreement, if implemented, provides that holders of allowed claims of the 2020 Senior Notes will receive equity in the reorganized Company; see “—Note 2. Chapter 11 Proceedings” for further discussion.

2021 Senior Notes

On May 31, 2013, we issued $700.0 million in aggregate principal amount of 2021 Senior Notes. In October 2013, these notes were exchanged for an equal principal amount of identical registered notes.  In May 2015 and June 2015, a total of $352.3 million aggregate principal amount of 2021 Senior Notes were exchanged for Third Lien Notes.  As a result, $347.7 million of 2021 Senior Notes remain outstanding at June 30, 2016 and is classified as liabilities subject to compromise in our condensed consolidated balance sheet..

Our filing of the Bankruptcy Petitions, as described in “—Note 2. Chapter 11 Proceedings” in the notes to our condensed consolidated financial statements included herein, constitutes an event of default that accelerated our obligations under the 2021 Senior Notes.  In addition, various other defaults existed prior to the filing of the Bankruptcy Petitions, including the failure to receive a unqualified auditors’ opinion in relation to the 2015 consolidated financial statements, the failure to make required interest payments on the 2020 Senior Notes and the failure to cure the borrowing base deficiency of the Credit Facility.  However, subject to certain limited exceptions, our filing of the Bankruptcy Petitions automatically enjoined or stayed our creditors from taking any actions against us as a result of such defaults.

The current Plan Support Agreement, if implemented, provides that holders of allowed claims of the 2021 Senior Notes will receive equity in the reorganized Company; see “—Note 2. Chapter 11 Proceedings” for further discussion.

Second Lien Notes

On May 21, 2015, we and Midstates Sub issued and sold $625.0 million aggregate principal amount of Second Lien Notes in a private placement conducted pursuant to Rule 144A under the Securities Act.  In November 2015, these notes were exchanged for an equal principal amount of identical registered notes.  The balance of $625.0 million is included in liabilities subject to compromise in our condensed consolidated balance sheet.

Our filing of the Bankruptcy Petitions, as described in “—Note 2. Chapter 11 Proceedings” in the notes to our condensed consolidated financial statements included herein, constitutes an event of default that accelerated our obligations under the Second Lien Notes.  In addition, various other defaults existed prior to the filing of the Bankruptcy Petitions, including the failure to receive a unqualified auditors’ opinion in relation to the 2015 consolidated financial statements, the failure to make required interest payments on the 2020 Senior Notes and the failure to cure the borrowing base deficiency of the Credit Facility.  However, subject to certain limited exceptions, our filing of the Bankruptcy Petitions automatically enjoined or stayed our creditors from taking any actions against us as a result of such defaults.

The current Plan Support Agreement, if implemented, provides that holders of allowed claims of the Second Lien Notes will receive cash and equity in the reorganized Company; see “—Note 2. Chapter 11 Proceedings” for further discussion.

Third Lien Notes

On May 21, 2015 and June 2, 2015, we issued approximately $504.1 million and $20.0 million, respectively, in aggregate principal amount of Third Lien Notes in a private placement and in exchange for an aggregate of $306.4 million of the 2020 Senior Notes and $352.3 million of the 2021 Senior Notes.  In November 2015, these notes were exchanged for an equal principal amount of identical registered notes.  The balance of $529.7 million is included in liabilities subject to compromise in our condensed consolidated balance sheet.

Our filing of the Bankruptcy Petitions, as described in “—Note 2. Chapter 11 Proceedings” in the notes to our condensed consolidated financial statements included herein, constitutes an event of default that accelerated our obligations under the Third Lien Notes.  In addition, various other defaults existed prior to the filing of the Bankruptcy Petitions, including the failure to receive a unqualified auditors’ opinion in relation to the 2015 consolidated financial statements, the failure to make required interest payments on the 2020 Senior Notes and the failure to cure the borrowing base deficiency of the Credit Facility.  However, subject to certain limited exceptions, our filing of the Bankruptcy Petitions automatically enjoined or stayed our creditors from taking any actions against us as a result of such defaults.

The current Plan Support Agreement, if implemented, provides that holders of allowed claims of the Third Lien Notes will receive equity and warrants exercisable for equity in the reorganized Company; see “—Note 2. Chapter 11 Proceedings” for further discussion.

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

The following information highlights the significant period-to-period variances in our cash flow amounts:

	For the Six Months Ended June 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$51,561	$138,650
Net cash used in investing activities	(100,424)	(149,994)
Net cash provided by financing activities	249,331	150,824

Net change in cash	$200,468	$139,480

Cash flows provided by operating activities

Net cash provided by operating activities decreased by $87.1 million to $51.6 million for the six months ended June 30, 2016 as compared to $138.7 million for the six months ended June 30, 2015.  The decrease in net cash provided by operating activities was primarily the result of the expiration of our commodity derivative contracts in 2015.  No cash was received from commodity derivative contracts for the six months ending June 30, 2016 compared to $94.8 million received in the six months ended June 30, 2015.  Additionally, lower commodity pricing during the 2016 period resulted in a decrease of $71.0 million in our oil and gas revenues between the periods.  These decreases were partially offset by positive working capital changes primarily due to a decrease in interest payments during the six months ended June 30, 2016 of $68.0 million compared to the six months ended June 30, 2015.  The significant decrease in interest payments is due to the bankruptcy proceedings described within “—Note 2. Chapter 11 Proceedings.”

Cash flows used in investing activities

Net cash used in investing activities was $100.4 million and $150.0 million during the six months ended June 30, 2016 and 2015, respectively.  The decrease in our capital expenditures is the result of a lower rig count during the 2016 period as we are currently utilizing one rig for drilling activities in the Mississippian Lime area.  In addition, the 2015 period included proceeds of $40.3 million associated with the Dequincy Divestiture.

Cash flows provided by (used in) financing activities

Net cash provided by financing activities was $249.3 million and $150.8 million, respectively, for the six months ended June 30, 2016 and 2015.  Net cash provided by financing activities in the six months ended June 30, 2016 related to the drawdown of the Credit Facility in February 2016, while the net cash provided by financing activitives in the six months ended June 30, 2015 related primarily to the issuance of the Second Lien Notes of $625.0 million, offset by the repayment of the Credit Facility of $468.2 million and transaction costs incurred of $34.4 million.

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

The following change to our accounting policies was made during the quarter ended June 30, 2016:

Application of ASC 852

The consolidated financial statements for the quarter ended June 30, 2016 have been prepared in accordance with FASB ASC Topic 852, Reorganizations.  ASC 852 requires that transactions and events directly associated with the Chapter 11 reorganization be distinguished from the ongoing operations of the business.  Additionally, ASC 852 provides guidance for changes in the accounting for and presentation of liabilities.

As a result of the application of ASC 852, we made the following adjustments to our condensed consolidated financial statements:

•                  We segregated certain liabilities that we expect to be impacted by the restructuring within our condensed consolidated balance sheet at June 30, 2016.  These liabilities, entitled “Liabilities Subject to Compromise,” were recorded at the estimated allowable claim amount.  Any differences between the estimated allowed claim amount and the carrying amount of such liability was included within “Reorganization Items” in our condensed consolidated statement of operations for the three and six months ended June 30, 2016.

•                  We segregated costs associated with the restructuring within our condensed consolidated statement of operations for the three and six months ended June 30, 2016.  These costs, entitled “Reorganization Items” included professional fees incurred since the Petition Date and any differences between the estimated allowed claim and the carrying amount of certain liabilities included within our condensed consolidated balance sheet at June 30, 2016.

•                  Non-cash “Reorganization Items” were separately reported within our condensed consolidated statement of cash flows for the six months ended June 30, 2016.

For further discussion of the Chapter 11 Cases as well as the amount and composition of liabilities subject to compromise and reorganization items, please refer to “—Note 2. Chapter 11 Proceedings.”

Other Items

Obligations and Commitments

We have various contractual obligations for operating leases, including drilling contracts, as well as lease commitments and commitments under our debt instruments.  Our filing of the Bankruptcy Petitions, as described in Note 2 herein, automatically enjoined or stayed our creditors from taking any actions against us in regards to these obligations.

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

Commodity Price Exposure. We are exposed to market risk as the prices of oil, NGLs and natural gas fluctuate due to changes in supply and demand.  To partially reduce price risk caused by these market fluctuations, we have historically utilized derivative financial instruments, including fixed price swaps, to reduce the volatility of oil, NGL and natural gas prices on a portion of our future expected oil and natural gas production in order to manage risks related to changes in these prices.  We continually reevaluate and consider whether in the long-term we will hedge any of our future production.  At June 30, 2016 and December 31, 2015, we had no outstanding commodity derivative contracts.

Interest Rate Risk. At June 30, 2016, we had indebtedness outstanding under our Credit Facility of $249.4 million, which bears interest at floating rates.  Our senior and secured notes bore interest at fixed rates and have been classified as liabilities subject to compromise in our balance sheet.  As such, we did not record interest expense on our senior and secured notes from the Petition Date through June 30, 2016.

A 1.0% increase in each of the average LIBOR and federal funds rate for the three months ended June 30, 2016 would have resulted in an estimated $0.6 million increase in interest expense.

At June 30, 2016 we do not have any interest rate derivatives in place. In the future, we may utilize interest rate derivatives to mitigate our exposure to change in interest rates. Interest rate derivatives are used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the period covered by this report, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Interim President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2016, these disclosure controls and procedures were effective and ensured that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are party to various legal proceedings arising in the ordinary course of business. Although we cannot predict the outcomes of any such legal proceedings, our management believes that the resolution of currently pending legal actions will not have a material adverse effect on our business, results of operations and financial condition. See Part I, Item 1, Note 14 to our unaudited condensed consolidated financial statements entitled “Commitments and Contingencies - Litigation,” which is incorporated in this item by reference.

Item 1A. Risk Factors

Our business faces many risks. Any of the risks discussed in this Quarterly Report and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.

There have been no material changes to the risks described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 30, 2016 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on May 13, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

See Part I, Item 1, Note 2 to our unaudited condensed consolidated financial statements entitled “Chapter 11 Proceedings” which is incorporated in this item by reference.

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

MIDSTATES PETROLEUM COMPANY, INC.

Dated: August 12, 2016	/s/ Frederic F. Brace
Frederic F. Brace
Interim President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 12, 2016	/s/ Nelson M. Haight
Nelson M. Haight
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: August 12, 2016	/s/ Richard W. McCullough
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

10.2

First Amendment to Plan Support Agreement, dated as of June 29, 2016, by and among Midstates Petroleum Company, Inc., Midstates Petroleum Company LLC and the supporting parties thereto, (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2016, and incorporated herein by reference).

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