Form 10-Q
period 2016-09-30
Midstates Petroleum Company, Inc.
filed 2016-11-10
CIK 1533924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of our common stock at November 7, 2016 is shown below:

Class	Number of shares outstanding
Common stock, $0.01 par value	24,699,900

MIDSTATES PETROLEUM COMPANY, INC.

QUARTERLY REPORT ON

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

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

NYMEX:  The New York Mercantile Exchange.

Proved reserves:  Those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and governmental regulations—prior to the time at which contracts providing the right to operate or produce expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. The area of the reservoir considered as proved includes (i) the area identified by drilling and limited by fluid contacts, if any, and (ii) adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or natural gas on the basis of available geoscience and engineering data. In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons, as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty. Where direct observation from well penetrations has defined a highest known oil elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty. Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when (i) successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and (ii) the project has been approved for development by all necessary parties and entities, including governmental entities. Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price is the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

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

Wellbore:  The hole drilled by the bit that is equipped for oil or natural gas production on a completed well. Also called well or borehole.

Working interest:  The right granted to the lessee of a property to explore for and to produce and own oil, natural gas, or other minerals. The working interest owners bear the exploration, development, and operating costs on a cash, penalty, or carried basis.

PART I - FINANCIAL INFORMATION

MIDSTATES PETROLEUM COMPANY, INC. (DEBTOR-IN-POSSESSION THROUGH OCTOBER 20, 2016)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$279,596	$81,093
Accounts receivable:
Oil and gas sales	34,282	33,656
Joint interest billing	5,162	12,503
Other	347	17,506
Other current assets	8,658	1,044
Total current assets	328,045	145,802

PROPERTY AND EQUIPMENT:
Oil and gas properties, on the basis of full-cost accounting	3,790,856	3,666,403
Other property and equipment	12,198	14,798
Less accumulated depreciation, depletion, amortization and impairment	(3,438,670)	(3,157,332)
Net property and equipment	364,384	523,869

OTHER NONCURRENT ASSETS	3,263	9,496
TOTAL	$695,692	$679,167

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$5,653	$1,904
Accrued liabilities	71,178	91,712
Debt classified as current (Note 9)	249,383	1,890,944
Total current liabilities	326,214	1,984,560

ASSET RETIREMENT OBLIGATIONS	20,266	18,708
OTHER LONG-TERM LIABILITIES	115	1,965
LIABILITIES SUBJECT TO COMPROMISE (Note 2)	1,882,187	—

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value, 49,675,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 10,914,780 shares issued and 10,766,173 shares outstanding at September 30, 2016 and 10,962,105 shares issued and 10,865,814 shares outstanding at December 31, 2015	109	110
Treasury stock	(3,134)	(3,081)
Additional paid-in-capital	889,973	888,247
Retained deficit	(2,420,038)	(2,211,342)
Total stockholders’ deficit	(1,533,090)	(1,326,066)
TOTAL	$695,692	$679,167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIDSTATES PETROLEUM COMPANY, INC. (DEBTOR-IN-POSSESSION THROUGH OCTOBER 20, 2016)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUES:
Oil sales	$35,584	$50,684	$104,832	$177,439
Natural gas liquid sales	8,939	8,498	25,073	29,747
Natural gas sales	17,676	17,375	44,486	52,543
Gains on commodity derivative contracts, net	—	33,368	—	35,447
Other	1,994	438	4,322	1,106

Total revenues	64,193	110,363	178,713	296,282

EXPENSES:
Lease operating and workover	17,650	18,803	49,520	63,823
Gathering and transportation	4,296	4,017	13,428	11,386
Severance and other taxes	1,788	2,660	4,776	8,729
Asset retirement accretion	452	382	1,316	1,217
Depreciation, depletion, and amortization	15,756	44,714	59,229	158,397
Impairment in carrying value of oil and gas properties	33,887	486,895	224,584	1,159,951
General and administrative	3,308	6,677	19,093	29,792
Acquisition and transaction costs	—	5	—	256
Debt restructuring costs and advisory fees	—	—	7,589	36,141
Other	—	—	—	63

Total expenses	77,137	564,153	379,535	1,469,755

OPERATING LOSS	(12,944)	(453,790)	(200,822)	(1,173,473)

OTHER INCOME (EXPENSE):
Interest income	—	43	81	80
Interest expense — net of amounts capitalized (excludes interest expense of $47.6 and $79.3 million, respectively, on senior and secured notes subject to compromise for the three and nine months ended September 30, 2016)	(2,668)	(40,595)	(65,719)	(121,978)
Reorganization items, net (Note 2)	(22,772)	—	57,764	—

Total other expense	(25,440)	(40,552)	(7,874)	(121,898)

LOSS BEFORE TAXES	(38,384)	(494,342)	(208,696)	(1,295,371)

Income tax benefit	—	—	—	9,041

NET LOSS	$(38,384)	$(494,342)	$(208,696)	$(1,286,330)

Preferred stock dividend	—	(148)	—	(948)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(38,384)	$(494,490)	$(208,696)	$(1,287,278)
Basic and diluted net loss per share attributable to common shareholders	$(3.60)	$(72.34)	$(19.61)	$(189.90)
Basic and diluted weighted average number of common shares outstanding	10,657	6,835	10,644	6,779

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIDSTATES PETROLEUM COMPANY, INC. (DEBTOR-IN-POSSESSION THROUGH OCTOBER 20, 2016)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands)

	Series A Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in-Capital	Retained Deficit	Total Stockholders’ Deficit
Balance as of December 31, 2015	$—	$110	$(3,081)	$888,247	$(2,211,342)	$(1,326,066)
Share-based compensation	—	(1)	—	1,726	—	1,725
Acquisition of treasury stock	—	—	(53)	—	—	(53)
Net loss	—	—	—	—	(208,696)	(208,696)
Balance as of September 30, 2016	$—	$109	$(3,134)	$889,973	$(2,420,038)	$(1,533,090)

	Series A Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in-Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2014	$3	$70	$(2,592)	$882,528	$(414,147)	$465,862
Share-based compensation	—	3	—	4,930	—	4,933
Acquisition of treasury stock	—	—	(476)	—	—	(476)
Net loss	—	—	—	—	(1,286,330)	(1,286,330)
Conversion of preferred shares	(3)	37	—	(34)	—	—
Balance as of September 30, 2015	$—	$110	$(3,068)	$887,424	$(1,700,477)	$(816,011)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIDSTATES PETROLEUM COMPANY, INC. (DEBTOR-IN-POSSESSION THROUGH OCTOBER 20, 2016)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(208,696)	$(1,286,330)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gains on commodity derivative contracts, net	—	(35,447)
Net cash received for commodity derivative contracts	—	129,105
Asset retirement accretion	1,316	1,217
Depreciation, depletion, and amortization	59,229	158,397
Impairment in carrying value of oil and gas properties	224,584	1,159,951
Share-based compensation, net of amounts capitalized to oil and gas properties	1,275	3,813
Deferred income taxes	—	(9,041)
Amortization of deferred financing costs and write-off of debt issuance costs	4,495	9,791
Paid-in-kind interest expense	3,531	3,785
Amortization of deferred gain on debt restructuring	(8,246)	(8,979)
Operating lease abandonment	1,574	—
Noncash reorganization items	(70,489)	—
Transaction costs for debt restructuring	—	34,398
Change in operating assets and liabilities:
Accounts receivable — oil and gas sales	(311)	18,183
Accounts receivable — JIB and other	21,411	28,293
Other current and noncurrent assets	(5,572)	(287)
Accounts payable	870	(3,448)
Accrued liabilities	54,520	33,036
Other	(1,247)	(545)
Net cash provided by operating activities	$78,244	$235,892

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(129,072)	(271,576)
Proceeds from the sale of oil and gas properties	—	40,168
Net cash used in investing activities	$(129,072)	$(231,408)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings	—	625,000
Proceeds from revolving credit facility	249,384	33,000
Repayment of revolving credit facility	—	(468,150)
Deferred financing costs	—	(4,234)
Transaction costs for debt restructuring	—	(34,398)
Acquisition of treasury stock	(53)	(476)
Net cash provided by financing activities	$249,331	$150,742

NET INCREASE IN CASH AND CASH EQUIVALENTS	$198,503	$155,226

Cash and cash equivalents, beginning of period	$81,093	$11,557
Cash and cash equivalents, end of period	$279,596	$166,783

SUPPLEMENTAL INFORMATION:
Non-cash investment in property and equipment	$12,238	$36,373
Non-cash exchange of third lien notes for 2020 senior notes and 2021 senior notes	—	524,121
Cash paid for interest, net of capitalized interest of $2.9 million for the nine months ended September 30, 2015 (no capitalized interest for the nine months ended September 30, 2016)	5,821	70,711
Cash paid for reorganization items	12,725	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIDSTATES PETROLEUM COMPANY, INC. (DEBTOR-IN-POSSESSION THROUGH OCTOBER 20, 2016)

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Business

Midstates Petroleum Company, Inc. (“Midstates”), through its wholly owned subsidiary Midstates Petroleum Company LLC (“Midstates Sub”), engages in the business of exploring, drilling for, and the production of, oil, natural gas liquids (“NGLs”) and natural gas.  Midstates was incorporated pursuant to the laws of the State of Delaware on October 25, 2011 in connection with its initial public offering to become a holding company for Midstates Sub, which was previously a wholly owned subsidiary of Midstates Petroleum Holdings LLC (“Holdings LLC”).  The terms “Company,” “we,” “us,” “our,” and similar terms when used in the present tense, prospectively or for historical periods since April 25, 2012, refer to Midstates and Midstates Sub, unless the context indicates otherwise.

The Company conducts oil and gas operations and owns and operates oil and natural gas properties in Oklahoma, Texas and Louisiana.  The Company operates a significant portion of its oil and natural gas properties.  The Company’s management evaluates performance based on one reportable segment as all of its operations are located in the United States and, therefore, it maintains one cost center.

2. Chapter 11 Proceedings

Voluntary Reorganization Under Chapter 11

On April 30, 2016 (the “Petition Date”), Midstates and Midstates Sub (collectively, the “Debtors”), filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under Title 11 of Chapter 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”).  The Debtors’ Chapter 11 cases (the “Chapter 11 Cases”) were jointly administered under the case styled In re Midstates Petroleum Company, Inc., et al, No. 16-32237.  The Bankruptcy Court confirmed the First Amended Joint Chapter 11 Plan of Reorganization of Midstates Petroleum Company, Inc., and its Debtor Affiliate (the “Plan”) on September 28, 2016 and the Debtors subsequently emerged from bankruptcy on October 21, 2016 (the “Effective Date”).  Although the Company is no longer a debtor-in-possession, the Company was a debtor-in-possession for the quarter ended September 30, 2016 and through October 20, 2016, the date immediately prior to the Effective Date.  As such, certain aspects of the Chapter 11 Cases and related matters are described below in order to provide context to the Company’s financial condition and results of operations for the period presented.

For the quarter ended September 30, 2016, the Debtors operated their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. During the Chapter 11 Cases, the Company conducted normal business activities pursuant to certain “first day” motions filed in the Chapter 11 Cases and approved by the Bankruptcy Court to, among other things and subject to the terms of the orders entered by the Bankruptcy Court, pay employee wages, health benefits and certain other employee obligations, pay certain lienholders or prospective lienholders and forward funds to third parties, including royalty holders and other working interest owners.  As a result of these motions, the Company was able to pay all associated obligations for the period following the Petition Date.  Additionally, the Company was authorized to pay and has paid pre-petition tax obligations, pre-petition employee wages and benefits, pre-petition amounts owed to certain lienholders or prospective lienholders and funds belonging to third parties.  During the pendency of the Chapter 11 Cases, all transactions outside the ordinary course of business require the prior approval of the Bankruptcy Court.  The Company has accounted for the bankruptcy in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations.

The Debtors’ Plan was supported by the vast majority of its pre-petition secured creditors and was confirmed by the Bankruptcy Court on September 28, 2016.  Pursuant to the confirmed Plan, the significant transactions that occurred upon the Effective Date were as follows:

•                  Substantial Deleveraging of the Balance Sheet:  The permanent pay-down of $81.3 million of the Company’s Credit Facility, with a $170.0 million exit facility (the “Exit Facility”) established upon the Effective Date, (ii) the pay-down of $60.0 million of the Company’s Second Lien Notes in cash, and (iii) the conversion into equity of all of the Company’s remaining debt junior to the Credit Facility.

•                  Credit Facility Claims: Holders of allowed claims arising under the Credit Facility (the “Credit Facility Claims”) received their pro rata share of approximately $81.3 million in cash and the Credit Facility was superseded, pursuant to the Plan, by the Exit Facility, as further described below.

•                  Second Lien Notes Claims: Holders of allowed claims arising under the Second Lien Notes (the “Second Lien Notes Claims”)  received their pro rata share of (a) 96.25% of the equity of the reorganized Company in the form of common stock and (b) a cash payment of $60.0 million.

•                  Third Lien Notes Claims: Holders of allowed claims arising under the Third Lien Notes (the “Third Lien Notes Claims”), pursuant to a settlement with holders of Second Lien Notes Claims on terms more fully set forth in the Plan (the “Second/Third Lien Plan Settlement”), received their pro rata share of 2.5% of the equity in the form of common stock in the reorganized Company and warrants to acquire 4,411,765 shares of common stock in the reorganized Company with a strike price of $24.00 per common share and expiring 42 months after the Effective Date.

•                  Unsecured Claims: Holders (the “Unsecured Noteholders”) of allowed claims arising under the Debtors’ 10.75% Senior Unsecured Notes due 2020 (the “2020 Notes Claims”), the holders of allowed claims arising under the 9.25% Senior Unsecured Notes due 2021 (the “2021 Notes Claims,” and together with the 2020 Notes Claims, the “Unsecured Notes Claims”), and the Holders of other general unsecured claims received their pro rata share of 1.25% of the equity in the form of common stock in the reorganized Company and warrants to acquire 2,213,789 shares of common stock in the reorganized Company (the “Unencumbered Assets Equity Distribution”) with a strike price of $46.00 per common share and expiring 42 months after the Effective Date.

•                  Existing Equity: All existing equity interests of the Company were extinguished, and existing equity holders did not receive any consideration in respect of their equity interests.

•                  New Equity: On the Effective Date, the Company issued 24,687,500 shares of common stock in the reorganized Company and will issue 312,500 additional common shares pursuant to the Plan in a future distribution.  The total authorized capital stock of the reorganized Company consists of 250,000,000 shares of common stock and 50,000,000 shares of preferred stock.

•                  Exit Facility: The Company’s Credit Facility, which was redetermined with a borrowing base of $170.0 million in April 2016, was superseded, pursuant to the Plan, by the Exit Facility.  The Exit Facility has an initial borrowing base of $170.0 million with no borrowing base redeterminations to occur until April 2018 (provided certain conditions are met) and semiannual borrowing base redeterminations each year on April 1 and October 1 thereafter.  The Exit Facility matures on September 30, 2020 with interest payable at LIBOR plus 4.50% per annum, subject to a 1.00% LIBOR floor.  The Exit Facility is secured by first priority mortgages on at least 95.0% of the proved oil and gas reserves and all other oil and gas properties included in the most recently delivered reserve report, pledges of capital stock, a first priority security interest in the cash, cash equivalents, deposit, securities and other similar accounts, and a first-priority perfected security interest in substantially all other tangible and intangible assets (including but not limited to as-extracted collateral, accounts receivable, inventory, equipment, general intangibles, investment property, intellectual property, real property and the proceeds of the foregoing).  Until April 2018, unless the borrowing base is redetermined earlier, the amount available to be drawn under the Exit Facility is reduced by $40.0 million, and thereafter, the Company must maintain liquidity equal to at least 20.0% of the effective borrowing base.  In connection therewith, on the the Effective Date, the Company made an additional payment of $40.0 million to lenders under its Exit Facility. In addition to the aforementioned liquidity covenant, the Exit Facility also contains various other financial covenants, including an EBITDA to interest expense coverage ratio limitation of 3.00:1.00, a ratio limitation of Total Net Indebtedness (as defined in the Exit Facility) to EBITDA of not more than 2.25:1.00 through April 1, 2018 and not more than 3.00:1.00 thereafter, and a capital expenditure limitation of $50.0 million for the 6 months ended December 31, 2016, $81.0 million for the year ended December 31, 2017, $85.0 million for the year ended December 31, 2018 and $78.0 million for the year ended December 31, 2019.  The Exit Facility is also subject to a variety of other terms and conditions including conditions precedent to funding and various other covenants and representations and warranties.

•                  Management Incentive Plan: A management equity incentive plan (the “MIP”) was established under which 10% of the equity in the reorganized Company (on a fully-diluted/fully-distributed basis) was reserved for grants to be made from time to time to the directors, officers, and other members of management of the reorganized Company.

In accordance with the Plan, the reorganized Company’s new board of directors is made up of seven directors consisting of the President and Chief Executive Officer of the reorganized Company (Frederic F. Brace), one member of the Company’s pre-bankruptcy board of directors (Alan J. Carr, who will also serve as non-executive chairman of the Board), and five newly-appointed members selected by the holders of the Second Lien Notes Claims (Patrice Douglas, Neal P. Goldman, Todd R. Snyder, Michael S. Reddin, and Bruce H. Vincent).

Fresh Start Accounting

Upon emergence from the Chapter 11 Cases on the Effective Date, the Company will be required to apply fresh start accounting to its consolidated financial statements because (i) the holders of voting shares of the Company prior to the Effective Date received less than 50% of the voting shares of the Company following its emergence from the Chapter 11 Cases and (ii) the reorganization value of its assets immediately prior to confirmation of the Plan was less than the post-petition liabilities and allowed claims.  Under the principles of fresh start accounting, a new reporting entity was considered to be created upon emergence.  The Company will allocate the reorganization value of the Company to its individual assets based on their estimated fair values as of that date.  As a result of the application of fresh start accounting and the effects of the implementation of the Plan, the Company’s consolidated financial statements on and after the Effective Date will not be comparable with the Company’s consolidated financial statements prior to that date.

Financial Statement Classification of Liabilities Subject to Compromise

Liabilities subject to compromise represent liabilities incurred prior to the Petition Date which are affected by the Chapter 11 Cases.  These amounts represent the Company’s allowed claims and its best estimate of claims expected to be allowed which will be resolved as part of the Chapter 11 Cases. Such claims remain subject to future adjustments and resolution of certain of these claims has and will extend beyond the Effective Date.  Adjustments may result from negotiations, actions of the Bankruptcy Court, determination as to the value of any collateral securing claims or various other events.  A difference between liability amounts estimated by the Company and claims filed by creditors will be investigated and the Bankruptcy Court will make a final determination of the amount of allowable claims.  As of September 30, 2016 liabilities subject to compromise consist of the following:

As of September 30, 2016
(in thousands)
Debt:
2020 Senior Notes (including accrued interest as of the Petition Date)	$312,039
2021 Senior Notes (including accrued interest as of the Petition Date)	361,050
Second Lien Notes (including accrued interest as of the Petition Date)	651,042
Third Lien Notes (including accrued interest as of the Petition Date)	556,136
Total debt (including accrued interest as of the Petition Date)	1,880,267
Accounts payable and accrued liabilities	1,920
Total liabilities subject to compromise	$1,882,187

Interest Expense

The Debtors discontinued recording interest on liabilities subject to compromise upon the Petition Date.  Contractual interest on liabilities subject to compromise not reflected in the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 was approximately $47.6 million and $79.3 million, respectively, representing interest expense incurred subsequent to the Petition Date.

Reorganization Items

Reorganization items represent the direct and incremental costs of being in bankruptcy, such as professional fees, pre-petition liability claim adjustments and losses related to terminated contracts that are probable and can be estimated.  Unamortized deferred financing costs as well as unamortized gains on the May 2015 troubled debt restructuring associated with debt classified as liabilities subject to compromise were also reclassified to reorganization items in order to reflect the expected amounts of allowed claims.  Reorganization items consisted of the following for the three and nine months ended September 30, 2016:

	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
	(in thousands)
Professional fees incurred (1)	$(24,131)	$(31,593)
Adjustment to unamortized debt issuance costs associated with 2020 Senior Notes	—	(10,738)
Adjustment to unamortized debt issuance costs associated with 2021 Senior Notes	—	(12,671)
Adjustment to unamortized gain on troubled debt restructuring associated with Second Lien Notes	—	39,599
Adjustment to unamortized gain on troubled debt restructuring associated with Third Lien Notes	—	71,808
Other (2)	1,359	1,359
Total reorganization items, net	$(22,772)	$57,764

(1) Through September 30, 2016, the Company has incurred significant professional fees associated with various advisors engaged in the restructuring process.  In addition, the Company paid certain advisors success fees upon its emergence from bankruptcy on October 21, 2016.  Success fees of $7.3 million were earned on September 28, 2016, the Company’s bankruptcy confirmation date, and as such were accrued and included in the above table under the heading “professional fees incurred.”

(2)  Other reorganization items recorded in the third quarter of 2016 include $0.2 million related to Houston office fixed assets, which were abandoned, as well as a $1.6 million decrease in the liability previously recorded for the abandonment of the Houston office lease.

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

The condensed consolidated financial statements for the quarter ended September 30, 2016 have been prepared in accordance with FASB ASC Topic 852, Reorganizations.  This guidance requires that transactions and events directly associated with the Chapter 11 reorganization be distinguished from the ongoing operations of the business.  In addition, the guidance provides for changes in the accounting for and presentation of liabilities.  See “—Note 2. Chapter 11 Proceedings.”

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

On the Effective Date, the Company emerged from the Chapter 11 Cases after completing all required actions and satisfying the remaining conditions to its Plan, which was confirmed by the Bankruptcy Court by an order entered on September 28, 2016.  The Company cannot currently estimate the financial effect of its emergence from bankruptcy on its financial statements, although it expects to record material adjustments due to the Plan and the application of fresh start accounting guidance at the Effective Date.

Recently Issued Standards Not Yet Adopted

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).  ASU 2014-09 provides guidance concerning the recognition and measurement of revenue from contracts with customers.  The objective of ASU 2014-09 is to increase the usefulness of information in the financial statements regarding the nature, timing and uncertainty of revenues.  ASU 2014-09 requires an entity to (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation.  ASU 2014-09 will be effective for the Company beginning on January 1, 2018, including interim periods within that reporting period, after considering the one year deferral provided by ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.”  The standard permits the use of either the retrospective or cumulative effect transition method and early adoption is permitted.  The Company has not selected a transition method and is evaluating the impact this standard will have on its condensed consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”).   ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for the Company beginning on January 1, 2019, including interim periods within that fiscal year.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements and related disclosures.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows — Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”).  ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing existing diversity of practice.  The eight specific cash flow issues contained within ASU 2016-15 are debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle.  ASU 2016-15 is effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The Company does not believe the adoption of ASU 2016-15 will have a material impact on its cash flows.

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

Commodity Derivative Contracts

As of September 30, 2016 and December 31, 2015, the Company did not have any open commodity derivative contract positions.

Gains on Commodity Derivative Contracts

Historically, the Company has not designated its commodity derivative contracts as hedging instruments for financial reporting purposes. Accordingly, commodity derivative contracts are marked-to-market each quarter with the change in fair value during the periodic reporting period recognized in “Gains on commodity derivative contracts - net” within revenues in the unaudited condensed consolidated statements of operations.

The following table presents net cash received for commodity derivative contracts and unrealized net losses recorded by the Company related to the change in the fair value of the derivative instruments in “Gains on commodity derivative contracts, net” for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net cash received for commodity derivative contracts	$—	$34,307	$—	$129,105
Unrealized net losses	—	(939)	—	(93,658)
Gains on commodity derivative contracts - net	$—	$33,368	$—	$35,447

5. Property and Equipment

Property and equipment consisted of the following as of the dates presented:

	September 30, 2016	December 31, 2015
	(in thousands)
Oil and gas properties, on the basis of full-cost accounting:
Proved properties	$3,790,856	$3,666,403
Unevaluated properties	—	—
Other property and equipment	12,198	14,798
Less accumulated depreciation, depletion, amortization and impairment	(3,438,670)	(3,157,332)
Net property and equipment	$364,384	$523,869

Oil and Gas Properties

The Company capitalizes internal costs directly related to exploration and development activities to oil and gas properties. During the three and nine months ended September 30, 2016 and 2015, the Company capitalized the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Internal costs capitalized to oil and gas properties(1)	$1,049	$1,632	$3,311	$6,547

(1)         Inclusive of $0.1 million and $0.3 million of qualifying share-based compensation expense for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, inclusive of $0.5 million and $1.1 million, respectively.

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

The Company performs a full-cost ceiling test on a quarterly basis.  The test establishes a limit (ceiling) on the book value of the Company’s oil and gas properties.  The capitalized costs of oil and gas properties, net of accumulated depreciation, depletion, amortization and impairment (DD&A) and the related deferred income taxes, may not exceed this “ceiling.”  The ceiling limitation is equal to the sum of: (i) the present value of estimated future net revenues from the projected production of proved oil and gas reserves, excluding future cash outflows associated with settling asset retirement obligations accrued on the balance sheet, calculated using the average oil and natural gas sales price received by the Company as of the first trading day of each month over the preceding twelve months (such prices held constant throughout the life of the properties) and a discount factor of 10%; (ii) the cost of unproved and unevaluated properties excluded from the costs being amortized; (iii) the lower of cost or estimated fair value of unproved properties included in the costs being amortized; and (iv) related income tax effects.  If capitalized costs exceed this ceiling, the excess is charged to expense in the accompanying consolidated statements of operations.

For the three and nine months ended September 30, 2016, capitalized costs exceeded the ceiling and the Company recorded an impairment of oil and gas properties of $33.9 million and $224.6 million, respectively.  The comparable three and nine month periods ended September 30, 2015 included impairments of oil and gas properties of $486.9 million and $1.2 billion, respectively.  These impairments were primarily the result of continued low commodity prices, which resulted in a reduction of the discounted present value of the Company’s proved oil and natural gas reserves.

Depreciation, depletion and amortization is calculated using the Units of Production Method (“UOP”).  The UOP calculation multiplies the percentage of estimated proved reserves produced by the cost of those reserves. The result is to recognize expense at the same pace that the reservoirs are estimated to be depleting. The amortization base in the UOP calculation includes the sum of proved property costs net of accumulated depreciation, depletion, amortization and impairment, estimated future development costs (future costs to access and develop proved reserves) and asset retirement costs that are not already included in oil and gas property, less related salvage value.  The following table presents depletion expense related to oil and gas properties for the three and nine months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	(in thousands)		(per Boe)		(in thousands)		(per Boe)
Depletion expense	$15,231	$43,814	$5.90	$14.60	$57,018	$155,778	$6.92	$17.01
Depreciation on other property	525	900	0.20	0.30	2,211	2,619	0.27	0.29
Depreciation, depletion, and amortization	$15,756	$44,714	$6.10	$14.90	$59,229	$158,397	$7.19	$17.30

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

6. Other Noncurrent Assets

The following table presents the components of other noncurrent assets as of the dates presented:

	September 30, 2016	December 31, 2015
	(in thousands)
Deferred financing costs associated with the Credit Facility	$—	$6,105
Field inventory	2,888	3,225
Other	375	166
Other noncurrent assets	$3,263	$9,496

During the nine months ended September 30, 2016, approximately $1.8 million in deferred financing costs associated with the Credit Facility were impaired.  In addition, deferred financing costs associated with the Credit Facility were reclassified from other noncurrent assets to other current assets subsequent to December 31, 2015, consistent with the balance sheet classification of outstanding borrowings under the Credit Facility.

7. Accrued Liabilities

The following table presents the components of accrued liabilities as of the dates presented:

	September 30, 2016	December 31, 2015
	(in thousands)
Accrued oil and gas capital expenditures	$7,716	$19,984
Accrued revenue and royalty distributions	28,216	27,939
Accrued lease operating and workover expense	6,709	9,281
Accrued interest	389	20,193
Accrued taxes	2,190	1,272
Accrued professional fees associated with restructuring	18,868	—
Compensation and benefit related accruals	3,664	8,414
Accrued claims and contingencies	1,066	1,066
Prepayments from joint interest partners	1,197	1,369
Other	1,163	2,194
Accrued liabilities	$71,178	$91,712

8. Asset Retirement Obligations

Asset Retirement Obligations (“AROs”) represent the estimated future abandonment costs of tangible assets, such as wells, service assets and other facilities. The estimated fair value of the ARO at inception is capitalized as part of the carrying amount of the related long-lived assets.

The following table reflects the changes in the Company’s AROs for the periods presented:

	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015
	(in thousands)
Asset retirement obligations — beginning of period	$18,708	$21,599
Liabilities incurred	520	35
Revisions	—	—
Liabilities settled	(278)	—
Liabilities eliminated through asset sales	—	(4,699)
Current period accretion expense	1,316	1,217
Asset retirement obligations — end of period	$20,266	$18,152

9. Debt

The Company’s filing of the Bankruptcy Petitions, described in Note 2 herein, constituted an event of default that accelerated the Company’s obligations under the Credit Facility, the Second Lien Notes, the Third Lien Notes and the Senior Notes.  As a result of the filing of the Bankruptcy Petitions, subject to certain limited exceptions, the lenders under the Credit Facility, the holders of the Second Lien Notes, the holders of the Third Lien Notes and the holders of the Senior Notes were stayed from taking any actions against the Company as a result of these defaults.  On the Effective Date, the Second Lien Notes were exchanged for a cash payment of $60.0 million and 96.25% of the equity in the reorganized Company, and the Third Lien Notes and Senior Notes were exchanged for a combination of equity in the form of common stock of the reorganized Company and warrants to acquire additional common shares of the reorganized Company.  Additionally, the Company paid down $81.3 million owed under the Credit Facility.  See “—Note 2. Chapter 11 Proceedings” for more discussion regarding the Chapter 11 Cases.

As of the dates presented, the Company’s debt, not including debt instruments classified as liabilities subject to compromise, consisted of the following:

	Principal		Unamortized Deferred Gain on Debt Forgiven		Unamortized Debt Issuance Costs		Total
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
	(in thousands)
Credit Facility(1)	$249,383	$—	$—	$—	$—	$—	$249,383	$—
2020 Senior Notes(2)	—	293,625	—	—	—	(11,344)	—	282,281
2021 Senior Notes(2)	—	347,652	—	—	—	(13,296)	—	334,356
Second Lien Notes(2)	—	625,000	—	42,293	—	—	—	667,293
Third Lien Notes(2)	—	529,653	—	77,361	—	—	—	607,014
Total debt	$249,383	$1,795,930	$—	$119,654	$—	$(24,640)	$249,383	$1,890,944

(1) As a result of the Company’s Chapter 11 filing, borrowings outstanding under the Company’s Credit Facility are classified as current at September 30, 2016 and December 31, 2015.

(2) Principal amount as of the Petition Date has been reclassified to liabilities subject to compromise.  See “—Note 2. Chapter 11 Proceedings.”

Reclassification of Senior and Secured Notes

The principal amount of the Company’s 2020 Senior Notes outstanding of $293.6 million, 2021 Senior Notes outstanding of $347.7 million, Second Lien Notes of $625.0 million, and Third Lien Notes of $529.7 million are included in liabilities subject to compromise in the condensed consolidated balance sheet as of September 30, 2016.  See “—Note 2. Chapter 11 Proceedings” for further information.

Reserve-based Credit Facility

At September 30, 2016, the Company maintained a $750.0 million Credit Facility with a borrowing base of $170.0 million.  As a result of the semiannual redetermination on April 1, 2016, the borrowing base was reduced by $82.0 million from the previous borrowing base of $252.0 million.  As of April 1, 2016, the Company had approximately $252.0 million in aggregate outstanding obligations under the Credit Facility, including outstanding letters of credit, resulting in a borrowing base deficiency of approximately $82.0 million which had not been cured as of September 30, 2016.

The Company’s filing of the Bankruptcy Petitions described in Note 2 herein constituted an event of default that accelerated the Company’s obligations under the Credit Facility.  In addition, various other defaults existed prior to the filing of the Bankruptcy Petitions, including the failure to receive an unqualified auditor’s opinion in relation to the 2015 consolidated financial statements, the failure to make required interest payments on the 2020 Senior Notes and the failure to cure the borrowing base deficiency of the Credit Facility.

As discussed in “—Note 2. Chapter 11 Proceedings” herein, on the Effective Date, the existing Credit Facility was amended and the Company entered into the Exit Facility among the Company, as borrower, and the lenders under the existing Credit Facility as lenders.  The Exit Facility has an initial borrowing base of $170.0 million with no borrowing base redeterminations to occur until April 2018 (provided certain conditions are met) and semiannual borrowing base redeterminations thereafter.  The Exit Facility matures on September 30, 2020 with interest payable at LIBOR plus 4.50% per annum, subject to a 1.00% LIBOR floor.  Additionally, at the Effective Date, the Company made a permanent pay down of $81.3 million to the lenders under the Credit Facility.  Until April 2018, unless the borrowing base is redetermined earlier, the amount available to be drawn under the Exit Facility is reduced by $40.0 million, and thereafter, the Company must maintain liquidity equal to at least 20.0% of the effective borrowing base.  In connection therewith, on the the Effective Date, the Company made an additional payment of $40.0 million to lenders under its Exit Facility.

In addition to the aforementioned liquidity covenant, the Exit Facility also contains various other financial covenants, including an EBITDA to interest expense coverage ratio limitation of 3.00:1.00, a ratio limitation of Total Net Indebtedness (as defined in the Exit Facility) to EBITDA of not more than 2.25:1.00 through April 1, 2018 and not more than 3.00:1.00 thereafter, and a capital expenditure limitation of $50.0 million for the 6 months ended December 31, 2016, $81.0 million for the year ended December 31, 2017, $85.0 million for the year ended December 31, 2018 and $78.0 million for the year ended December 31, 2019.  The Exit Facility is also subject to a variety of other terms and conditions including conditions precedent to funding and various other covenants and representations and warranties.

2020 Senior Notes

On October 1, 2012, the Company issued $600.0 million in aggregate principal amount of 2020 Senior Notes, conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). In October 2013, these notes were exchanged for an equal principal amount of identical registered notes.  In May 2015 and June 2015, a total of $306.4 million aggregate principal amount of 2020 Senior Notes were exchanged for Third Lien Notes.  As a result, $293.6 million of 2020 Senior Notes remained outstanding at September 30, 2016 and are included in liabilities subject to compromise in the condensed consolidated balance sheet as of September 30, 2016.

On April 1, 2016, the Company elected to forego payment with respect to an approximately $15.8 million interest payment due on the 2020 Notes, which, after the expiration of the 30 day grace period, resulted in an event of default.

The Company’s filing of the Bankruptcy Petitions described in Note 2 herein constituted an event of default that accelerated the Company’s obligations under the 2020 Senior Notes.  In addition, various other defaults existed prior to the filing of the Bankruptcy Petitions, including the failure to receive an unqualified auditor’s opinion in relation to the 2015 consolidated financial statements, the failure to make required interest payments on the 2020 Senior Notes and the failure to cure the borrowing base deficiency of the Credit Facility.

On the Effective Date, the obligations of the Company with respect to the 2020 Senior Notes were cancelled and holders of the 2020 Senior Notes received their agreed upon pro-rata share of the Unencumbered Assets Equity Distribution.  See “—Note 2. Chapter 11 Proceedings” for more discussion.

2021 Senior Notes

On May 31, 2013, the Company issued $700.0 million in aggregate principal amount of 2021 Senior Notes. In October 2013, these notes were exchanged for an equal principal amount of identical registered notes.  In May and June 2015, a total of $352.3 million aggregate principal amount of 2021 Senior Notes were exchanged for Third Lien Notes.  As a result, $347.7 million of 2021 Senior Notes remain outstanding at September 30, 2016 and are included in liabilities subject to compromise in the condensed consolidated balance sheet as of September 30, 2016.

The Company’s filing of the Bankruptcy Petitions described in Note 2 herein constituted an event of default that accelerated the Company’s obligations under the 2021 Senior Notes.  In addition, various other defaults existed prior to the filing of the Bankruptcy Petitions, including the failure to receive an unqualified auditor’s opinion in relation to the 2015 consolidated financial statements, the failure to make required interest payments on the 2020 Senior Notes and the failure to cure the borrowing base deficiency of the Credit Facility.

On the Effective Date, the obligations of the Company with respect to the 2021 Senior Notes were cancelled and holders of the 2021 Senior Notes received their agreed-upon pro-rata share of the Unencumbered Assets Equity Distribution.  See “—Note 2. Chapter 11 Proceedings” for more discussion.

Second Lien Notes

On May 21, 2015, the Company issued and sold $625.0 million aggregate principal amount of Second Lien Notes, in a private placement conducted pursuant to Rule 144A under the Securities Act. In November 2015, these notes were exchanged for an equal principal amount of identical registered notes.  The outstanding balance of $625.0 million is included in liabilities subject to compromise in the condensed consolidated balance sheet as of September 30, 2016.

The Company’s filing of the Bankruptcy Petitions described in Note 2 herein constituted an event of default that accelerated the Company’s obligations under the Second Lien Notes. In addition, various other defaults existed prior to the filing of the Bankruptcy Petitions, including the failure to receive an unqualified auditors’ opinion in relation to the 2015 consolidated financial statements, the failure to make required interest payments on the 2020 Senior Notes and the failure to cure the borrowing base deficiency of the Credit Facility.

On the Effective Date, the obligations of the Company with respect to the Second Lien Notes were cancelled and holders of the Second Lien Notes received a cash payment of $60.0 million as well as their agreed-upon pro-rata share of equity in the reorganized Company.  See “—Note 2. Chapter 11 Proceedings” for more discussion.

Third Lien Notes

On May 21, 2015 and June 2, 2015, the Company issued approximately $504.1 million and $20.0 million, respectively, in aggregate principal amount of Third Lien Notes in a private placement and in exchange for an aggregate $306.4 million of the 2020 Senior Notes and $352.3 million of the 2021 Senior Notes. In November 2015, these notes were exchanged for an equal principal amount of identical registered notes.  The outstanding balance of $529.7 million is included in liabilities subject to compromise in the condensed consolidated balance sheet as of September 30, 2016.

The Company’s filing of the Bankruptcy Petitions described in Note 2 herein constituted an event of default that accelerated the Company’s obligations under the Third Lien Notes.  In addition, various other defaults existed prior to the filing of the Bankruptcy Petitions, including the failure to receive an unqualified auditor’s opinion in relation to the 2015 consolidated financial statements, the failure to make required interest payments on the 2020 Senior Notes and the failure to cure the borrowing base deficiency of the Credit Facility.

On the Effective Date, the obligations of the Company with respect to the Third Lien Notes were cancelled and holders of the Third Lien Notes received their agreed upon pro-rata share of equity and warrants in the reorganized Company as set forth in the Second/Third Lien Plan Settlement embodied in the Plan.  See “—Note 2. Chapter 11 Proceedings” for more discussion.

10. Equity and Share-Based Compensation

Impact of Bankruptcy Proceedings

At the Effective Date, the Company’s current common stock was cancelled and new common stock of the reorganized Company was issued.  At the Effective Date, the Company issued 24,687,500 shares of common stock in the reorganized Company, 4,411,765 warrants with a strike price of $24.00 per common share of the reorganized Company and 2,213,789 warrants with a strike price of $46.00 per common share of the reorganized Company.  The total authorized capital stock of the reorganized Company consists of 250,000,000 shares of common stock and 50,000,000 shares of preferred stock.

The Company’s share-based compensation awards that remained unvested at the Effective Date were also cancelled upon the Company’s emergence from the Chapter 11 Cases.  The cancellation of these share-based compensation awards will result in the recognition of expense on the date of cancellation to record any previously unamortized expense related to the awards.  Also at the Effective Date, the Company’s 2012 Long Term Incentive Plan (the “2012 LTIP”) was replaced by the Company’s 2016 Long Term Incentive Plan (the “2016 LTIP”).  The types of awards that may be granted under the 2016 LTIP include stock options, restricted stock units, restricted stock, performance awards and other forms of awards granted or denominated in shares of common stock of the reorganized Company, as well as certain cash-based awards. The terms of each award are as determined by the Compensation Committee of the Board of Directors. A total of 3,513,590 shares of common stock of the reorganized Company are reserved for issuance under the 2016 LTIP as equity-based awards to employees, directors and certain other persons.  At the Effective Date, a total of 1,327,192 awards were made consisting of 628,468 options to employees, 628,468 restricted stock units to employees, 57,856 restricted stock units to non-employee directors and 12,400 unrestricted shares of common stock to employees and non-employee directors.  Options and restricted stock units granted to employees, excluding the 12,400 unrestricted shares of common stock in the reorganized Company granted to employees and non-employee directors, vest in four installments: 1/6 will vest on the six-month anniversary of the Effective Date, an additional 1/6 will vest on the twelve-month anniversary of the Effective Date, an additional 1/3 will vest on the twenty four-month anniversary of the Effective Date and the final 1/3 will vest on the thirty six-month anniversary of the Effective Date. The awards are subject to accelerated vesting in the event a recipient’s employment is terminated prior to the vesting date by the Company without “Cause” or by the participant with “Good Reason” (each, as defined in the 2016 LTIP) or due to the participant’s death or disability.  Restricted stock units granted to non-employee directors vest on December 31, 2017.

Common Shares

Share Activity

The following table summarizes changes in the number of outstanding shares during the nine months ended September 30, 2016:

	Number of Shares
	Common Stock	Treasury Stock
Share count as of December 31, 2015	10,962,105	(96,291)
Grants of restricted stock	—	—
Forfeitures of restricted stock	(47,325)	—
Acquisition of treasury stock	—	(52,316)
Share count as of September 30, 2016	10,914,780	(148,607)

Share-based Compensation

Non-vested Stock Awards

At September 30, 2016, the Company had 108,421 non-vested shares of restricted common stock to directors, management and employees outstanding pursuant to the 2012 LTIP.

The following table summarizes the Company’s non-vested share award activity for the nine months ended September 30, 2016:

Shares
Non-vested shares outstanding at December 31, 2015	318,031
Granted	—
Vested	(162,285)
Forfeited	(47,325)
Non-vested shares outstanding at September 30, 2016	108,421

Unrecognized expense, adjusted for estimated forfeitures, as of September 30, 2016 for all outstanding restricted stock awards was $1.3 million and will be recognized on the Effective Date.

11. Income Taxes

For the nine months ended September 30, 2016, we recorded no income tax expense or benefit.  The significant difference between our effective tax rate and the federal statutory income tax rate of 35% is primarily due to the effect of changes in the Company’s valuation allowance.  During the nine months ended September 30, 2016, the Company recorded $70.9 million in additional valuation allowance in light of the impairment of oil and gas properties and the settlement of certain hedging contracts that existed at December 31, 2015, bringing the total valuation allowance to $766.0 million at September 30, 2016.  A valuation allowance has been recorded as management does not believe that it is more-likely-than-not that its deferred tax assets are realizable.

The Company expects to incur a tax loss in the current year due to the flexibility in deducting or capitalizing current year intangible drilling costs; thus no current income taxes are anticipated to be paid.

12. Loss Per Share

Upon the Effective Date, as discussed in Note 2 herein, the Company’s current stock was cancelled and new common stock and warrants of the reorganized Company were issued.  The earnings per share amounts disclosed below would have been materially different if the emergence from the Chapter 11 Cases had occurred before the end of the current period.

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

The following table (in thousands, except per share amounts) provides a reconciliation of net loss to common shareholders for purposes of computing net loss per share as of the dates presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net loss	$(38,384)	$(494,342)	$(208,696)	$(1,286,330)
Preferred stock dividend	—	(148)	—	(948)
Net loss attributable to common shareholders	$(38,384)	$(494,490)	$(208,696)	$(1,287,278)

Weighted average common shares outstanding	10,657	6,835	10,644	6,779
Basic and Diluted Net Loss per common share	$(3.60)	$(72.34)	$(19.61)	$(189.90)

13. Related Party Transactions

First Reserve Corporation, which as of September 30, 2016, owned an economic interest in the Company through FR Midstates Interholding LP, also owned an economic interest in Dixie Electric.  For the three and nine months ended September 30, 2016, the Company paid approximately $0.6 million and $1.7 million, respectively, for electrical equipment and related services from Dixie Electric.  No transactions with Dixie Electric occurred in the comparable 2015 periods.

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

The Company vigorously defends itself in these matters.  If the Company determines that an unfavorable outcome or loss of a particular matter is probable and the amount of the loss can be reasonably estimated, it accrues a liability for the contingent obligation.  As new information becomes available or as a result of legal or administrative rulings in similar matters or a change in applicable law, the Company’s conclusions regarding the probability of outcomes and the amount of estimated loss, if any, may change. The impact of subsequent changes to the Company’s accruals could have a material effect on its results of operations.  As of September 30, 2016 and December 31, 2015, the Company’s accrual for all loss contingencies was approximately $1.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2015, and the related management’s discussion and analysis contained in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission (“SEC”) on March 30, 2016, as well as the unaudited condensed consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q and our quarterly reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016.

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

Forward-looking statements may include statements about our:

•                  business strategy, including our business strategy post-emergence from the Chapter 11 Cases;

•                  estimated future net reserves and present value thereof;

•                  technology;

•                  financial condition, revenues, cash flows and expenses;

•                  levels of indebtedness, liquidity, borrowing capacity and compliance with debt covenants;

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

•                  new capital structure and the adoption of fresh start accounting, including the risk that assumptions and factors used in estimating enterprise value vary significantly from the current estimates in connection with the application of fresh start accounting;

•                  uncertainty regarding our future operating results; and

•                  plans, objectives, expectations and intentions contained in this quarterly report that are not historical.

Overview

We are an independent exploration and production company focused on the application of modern drilling and completion techniques to oil-prone resources.  Our common stock was listed on the New York Stock Exchange (the “NYSE”) beginning in 2012 under the symbol “MPO”; however, we were delisted by the NYSE on February 3, 2016 and traded on the OTC Pink marketplace under the symbol “MPOY” through the Effective Date.  Subsequent to the Effective Date, our existing common stock that traded on the over the counter market was cancelled and our common stock in the reorganized company issued in connection with our successful emergence from the Chapter 11 Cases on the Effective Date began trading on the NYSE MKT LLC (the “NYSE MKT”) under the symbol “MPO.” The terms “Company,” “we,” “us,” “our,” and similar terms refer to us and our subsidiary, unless the context indicates otherwise.

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

Recent Developments

Emergence from Chapter 11 and Impact of Bankruptcy Proceedings

On April 30, 2016, we filed Bankruptcy Petitions for reorganization under the Bankruptcy Code in the Bankruptcy Court.  Our Chapter 11 Cases were jointly administered under the case styled In re Midstates Petroleum Company, Inc., et al, No. 16-32237.  The Bankruptcy Court confirmed our Plan on September 28, 2016 and we subsequently emerged from the Chapter 11 Cases on the Effective Date, October 21, 2016.  Although we are no longer debtors-in-possession, we were a debtor-in-possession for the quarter ended September 30, 2016 and through October 20, 2016, the date immediately prior to the Effective Date.

For the quarter ended September 30, 2016, we operated our businesses under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  During the pendency of the Chapter 11 Cases, we conducted normal course business activities pursuant to certain “first day” motions filed in the Chapter 11 Cases and approved by the Bankruptcy Court to, among other things and subject to the terms of the orders entered by the Bankruptcy Court, pay tax obligations, pay employee wages, health benefits and certain other employee obligations, pay certain lienholders and forward funds to third parties, including royalty holders and other working interest owners.  Accordingly, we were authorized to pay and have paid pre-petition tax obligations, pre-petition employee wages and benefits, pre-petition amounts owed to certain lienholders or prospective lienholders and funds belonging to third parties.  During the pendency of the Chapter 11 Cases, all transactions outside the ordinary course of our business required the prior approval of the Bankruptcy Court.  The Company has accounted for the bankruptcy in accordance with ASC 852, Reorganizations.

Our proposed Plan was supported by the vast majority of our pre-petition secured creditors and was confirmed by the Bankruptcy Court on September 28, 2016.  On the Effective Date, the Second Lien Notes were exchanged for a cash payment of $60.0 million and 96.25% of the equity in the form of common stock in the reorganized Company, and the Third Lien Notes and Senior Notes were exchanged for a combination of equity in the form of common stock of the reorganized Company and warrants to acquire additional common shares of the reorganized Company.  Additionally, our Credit Facility, which was redetermined with a borrowing base of $170.0 million in April 2016, was superseded, pursuant to the Plan, and will continue after the Effective Date as the Exit Facility.  The Exit Facility has an initial borrowing base of $170.0 million with no borrowing base redeterminations to occur until April 2018 (provided certain conditions are met) and semiannual borrowing base redeterminations each year on April 1 and October 1 thereafter.  On the Effective Date, we paid down $81.3 million owed under the Credit Facility as well as an additional $40.0 million to lenders under our Exit Facility.  See “—Note 2. Chapter 11 Proceedings” for more discussion regarding the Chapter 11 Cases and our Exit Facility.

Further, at the Effective Date, our existing common stock traded on the over the counter market was cancelled and new common stock in the reorganized Company was issued.  At the Effective Date and pursuant to the Plan, we issued 24,687,500 shares of common stock in the reorganized Company, 4,411,765 warrants with a strike price of $24.00 per common share of the reorganized Company, 2,213,789 warrants with a strike price of $46.00 per common share of the reorganized Company and we will issue 312,500 shares pursuant to the Plan in a future distribution.  The total authorized capital stock of the reorganized Company consists of 250,000,000 shares of common stock and 50,000,000 shares of preferred stock.  There are no preferred shares outstanding.

Our share-based compensation awards that remained unvested at the Effective Date were also cancelled upon our emergence from the Chapter 11 Cases.  The cancellation of these share-based compensation awards will result in the recognition of expense on the date of cancellation to record any previously unamortized expense related to the awards.  Also at the Effective Date, our 2012 LTIP was replaced by our 2016 LTIP.  A total of 3,513,590 shares of common stock of the reorganized Company are reserved for issuance as equity-based awards to employees, directors and certain other persons.  At the Effective Date, a total of 1,327,192 awards were made consisting of 628,468 options to employees, 628,468 restricted stock units to employees, 57,856 restricted stock units to non-employee directors and 12,400 unrestricted shares of common stock in the reorganized Company to employees and non-employee directors.  Options and restricted stock units granted to employees, excluding the 12,400 unrestricted shares of common stock in the reorganized Company granted to employees and non-employee directors, vest in four installments: 1/6 will vest on the six-month anniversary of the Effective Date, an additional 1/6 will vest on the twelve-month anniversary of the Effective Date, an additional 1/3 will vest on the twenty four-month anniversary of the Effective Date and the final 1/3 will vest on the thirty six-month anniversary of the Effective Date.  Restricted stock units granted to non-employee directors vest on December 31, 2017.

Upon emergence from the Chapter 11 Cases, we anticipate we will continue to record a full valuation allowance on our deferred tax assets until such time as it is more-likely-than-not that our taxable income will result in the realization of such deferred tax assets.  As a result, we anticipate our federal tax expense will remain at zero for at least twelve months subsequent to the Effective Date.

Fresh Start Accounting

Upon emergence from the Chapter 11 Cases on the Effective Date, we are required to apply fresh start accounting to our consolidated financial statements because (i) the holders of voting shares prior to the Effective Date received less than 50% of the voting shares following our emergence from the Chapter 11 Cases and (ii) the reorganization value of our assets immediately prior to confirmation of the Plan are less than the post-petition liabilities and allowed claims.  Fresh start accounting will be applied to our consolidated financial statements as of October 21, 2016, the date on which we emerged.  Under the principles of fresh start accounting, a new reporting entity was considered to be created upon emergence.  We will allocate the reorganization value to our individual assets based on their estimated fair values as of that date.  As a result of the anticipated application of fresh start accounting and the effects of the implementation of the Plan Support Agreement, our consolidated financial statements on or after the Effective Date will not be comparable to our consolidated financial statements prior to that date.

Financial Statement Classification of Liabilities Subject to Compromise

Liabilities subject to compromise represent liabilities incurred prior to the Petition Date which are affected by the Chapter 11 Cases.  These amounts represent our allowed claims and our best estimate of claims expected to be allowed which will be resolved as part of the Chapter 11 Cases.  Such claims remain subject to future adjustments and resolution of certain of these claims has and will extend beyond the Effective Date.  Adjustments may result from negotiations, actions of the Bankruptcy Court, determination as to the value of any collateral securing claims or other various events.  A difference between liability amounts we estimated and claims filed by creditors will be investigated and the Bankruptcy Court will make a final determination of the amount of allowable claims.

Reorganization Items

We have incurred significant costs associated with the Chapter 11 Cases, principally professional fees, that significantly affected our results of operations.  Additionally, unamortized deferred financing costs as well as unamortized gains on the May 2015 troubled debt restructuring associated with debt classified as liabilities subject to compromise were also reclassified to reorganization items in order to reflect the expected amounts of probable allowed claims.  These reorganization items are discussed in more detail in “—Note 2. Chapter 11 Proceedings” in the notes to our condensed consolidated financial statements included herein.

Operations Update

Mississippian Lime

For the three months ended September 30, 2016 and June 30, 2016, our average daily production from the Mississippian Lime area was as follows:

	Three Months Ended September 30, 2016	Three Months Ended June 30, 2016	Decrease in Production
Average daily production:
Oil (Bbls)	7,266	8,386	(13.4)%
Natural gas liquids (Bbls)	5,209	5,258	(0.9)%
Natural gas (Mcf)	65,287	69,172	(5.6)%
Net boe/day	23,357	25,173	(7.2)%

The following table shows our total number of horizontal wells spud and brought into production in the Mississippian Lime area during the third quarter of 2016:

	Total Number of Gross Horizontal Wells Spud (1)	Total Number of Gross Horizontal Wells Brought into Production
Mississippian Lime	7	6

(1)         We had one rig drilling in the Mississippian Lime horizontal well program at September 30, 2016.  Of the seven wells spud during the quarter, three were producing, three were awaiting completion and one was being drilled at quarter-end.

In the third quarter of 2016, we incurred approximately $21.0 million of operational capital expenditures in the Mississippian Lime basin.

Anadarko Basin

For the three months ended September 30, 2016 and June 30, 2016, our average daily production from our Anadarko Basin area was as follows:

	Three Months Ended September 30, 2016	Three Months Ended June 30, 2016	Decrease in Production
Average daily production:
Oil (Bbls)	1,728	1,926	(10.3)%
Natural gas liquids (Bbls)	1,204	1,262	(4.6)%
Natural gas (Mcf)	10,624	10,818	(1.8)%
Net boe/day	4,702	4,991	(5.8)%

We did not spud any wells in the Anadarko Basin area and did not have any operated drilling rigs in the area during the third quarter of 2016.

Capital Expenditures

During the three and nine months ended Sepember 30, 2016, we incurred operational capital expenditures of $21.0 million and $118.7 million, respectively, which consisted primarily of:

	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
	(in thousands)
Drilling and completion activities	$19,843	$112,087
Acquisition of acreage and seismic data	1,119	6,651
Operational capital expenditures incurred	$20,962	$118,738
Capitalized G&A, Office, ARO, & Other	1,286	4,708
Total capital expenditures incurred	$22,248	$123,446

Operational capital expenditures were incurred in the following areas:

	For the Three Months	For the Nine Months
	Ended September 30, 2016	Ended September 30, 2016
	(in thousands)
Mississippian Lime	$20,962	$117,580
Anadarko Basin	—	1,158
Total capital expenditures incurred	$20,962	$118,738

We expect to invest between $140.0 million to $150.0 million of capital for exploration, development and lease and seismic acquisition during the year ended December 31, 2016.

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

There exists a growing concern and heightened regulatory scrutiny surrounding any potential correlation between the injection of produced water into disposal wells and those activities alleged contribution to increased seismic activity in certain areas, including certain areas in which we operate.  In 2015, a U.S. Geological Survey report identified eight states, including Oklahoma and Texas, with areas of increased rates of induced seismicity that could be attributed to fluid injection or oil and gas extraction.  In response to these concerns, regulators in some states have shut down or imposed moratoria on the use of injection wells or are considering additional requirements related to seismic safety.  For example, in October 2014, the Texas Railroad Commission (“RRC”) adopted a new permit rule for disposal wells that, among other things, requires companies to provide seismic activity data in permit applications and allows the RRC to modify, suspend, or terminate permits if scientific data indicates a disposal well is likely to be or determined to be contributing to seismic activity.  Oklahoma has adopted a “traffic light” system for disposal well operators, wherein the state reviews disposal wells permits for proximity to faults, seismicity in the area and other factors in determining whether such wells should be permitted, permitted only with special restrictions, or not permitted.  Under rules that were effective September 2014, the Oil and Gas Conservation Division (“OGCD”) of the Oklahoma Corporation Commission requires operators of disposal wells permitted for 20,000 barrels/day to conduct mechanical integrity testing and operators of disposal wells in the Arbuckle formation to provide more detailed and frequent volume and pressure data.  In addition, in early 2016, the OGCD announced plans to reduce the amount of oil and gas wastewater injected by Arbuckle disposal wells by 40%.  On February 16, 2016, the OGCD requested that we curtail our current wastewater disposal injection volumes into the Arbuckle formation in our Mississippian Lime area of operation by approximately 40%.  At the time of the notice, the Arbuckle formation was the primary formation into which we disposed of our produced water.  In response to additional earthquake activity in Oklahoma in August 2016, the OGCD further limited our disposal activity in the Lincoln County area of Oklahoma, which impacted three of our wells by limiting them to a recent 30-day average as a maximum injection volume.  Only one such well was an active injector for us at the time of the OGCD order and the impact to our saltwater disposal volumes was not significant.

After the 5.8 and 4.3 earthquakes in Oklahoma near in the Pawnee area on September 3, 2016 and November 1, 2016, respectively, the OGCD and USEPA also shut down or limited the disposal volume of 64 Arbuckle disposal wells (none of which were owned, operated or utilized by us).  The OGCD is currently working on an action plan to further modify Arbuckle disposal well operations after the 5.0 and 4.6 earthquakes in the Cushing area on November 6, 2016.  We are currently in discussions with the OGCD regarding these matters; however, the inability to economically dispose of produced saltwater could require us to reduce our oil and gas production by shutting in certain producing wells until alternative disposal wells and methods can be permitted and developed.  Potential actions to address any further OGCD curtailment request include, among other things, drilling new or converting existing wells into wastewater injection wells that would inject produced water into formations other than the Arbuckle; selectively shutting in or curtailing production from currently producing wells; or possibly a combination of the above.  To date, we have converted 5 vertical wells and drilled 3 new wells for the disposal of produced water into formations other than the Arbuckle.  There can be no assurance we will continue to receive the necessary permits from governmental authorities or the consent of impacted parties to convert additional existing wells or drill new wells into alternate wastewater disposal formations.  Any forced reduction in oil and gas production could have a material adverse effect on our cash flow and results of operations.

We follow the full cost method of accounting for our oil and gas properties.  For the three and nine months ended September 30, 2016, the results of our full cost “ceiling test” required us to recognize an impairment of our oil and gas properties of $33.9 million and $224.6 million, respectively.  While this impairment did not impact cash flow from operating activities, it did decrease our net income.  Our full cost impairments have no impact to our cash flow or liquidity.

Results of Operations

The following tables summarize our revenue, production and price data for the periods indicated.

Revenues

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016		2015		2016		2015
	(in thousands)				(in thousands)
REVENUES:
Oil sales	$35,584	57.2%	$50,684	66.2%	$104,832	60.1%	$177,439	68.3%
Natural gas liquid sales	8,939	14.4%	8,498	11.1%	25,073	14.4%	29,747	11.5%
Natural gas sales	17,676	28.4%	17,375	22.7%	44,486	25.5%	52,543	20.2%
Total oil, natural gas liquids, and natural gas sales	62,199	100%	76,557	100%	174,391	100%	259,729	100%

Realized gain/(losses) on commodity derivative contracts, net	—	—	34,307	102.8%	—	—	129,105	364.2%
Unrealized gains/(losses) on commodity derivative contracts, net	—	—	(939)	(2.8)%	—	—	(93,658)	(264.2)%
Gains on commodity derivative contracts - net	—	—	33,368	100%	—	—	35,447	100%

Other	1,994		438		4,322		1,106

Total revenues	$64,193		$110,363		$178,713		$296,282

Production

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
PRODUCTION DATA:
Oil (MBbls)	827	1,171	(29.4)%	2,802	3,752	(25.3)%
Natural gas liquids (MBbls)	590	624	(5.4)%	1,808	1,860	(2.8)%
Natural gas (MMcf)	6,984	7,226	(3.3)%	21,779	21,282	2.3%
Oil equivalents (MBoe)	2,581	3,000	(14.0)%	8,240	9,159	(10.0)%

Oil (Bbls/day)	8,994	12,733	(29.4)%	10,226	13,744	(25.6)%
Natural gas liquids (Bbls/day)	6,413	6,786	(5.5)%	6,600	6,813	(3.1)%
Natural gas (Mcf/day)	75,911	78,541	(3.3)%	79,484	77,955	2.0%
Average daily production (Boe/day)	28,059	32,609	(14.0)%	30,073	33,550	(10.4)%

Prices

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
AVERAGE SALES PRICES:
Oil, without realized derivatives (per Bbl)	$43.00	$43.27	(0.6)%	$37.42	$47.29	(20.9)%
Oil, with realized derivatives (per Bbl)	$43.00	$66.94	(35.8)%	$37.42	$76.13	(50.8)%
Natural gas liquids, without realized derivatives (per Bbl)	$15.15	$13.61	11.3%	$13.86	$15.99	(13.3)%
Natural gas liquids, with realized derivatives (per Bbl)	$15.15	$13.61	11.3%	$13.86	$15.99	(13.3)%
Natural gas, without realized derivatives (per Mcf)	$2.53	$2.40	5.4%	$2.04	$2.47	(17.4)%
Natural gas, with realized derivatives (per Mcf)	$2.53	$3.32	(23.8)%	$2.04	$3.45	(40.9)%

Three Months Ended September 30, 2016 as Compared to the Three Months Ended September 30, 2015

Oil, natural gas liquids and natural gas sales revenues

Our oil, NGL and natural gas sales revenues decreased by $14.4 million, or 18.8%, to $62.2 million during the three months ended September 30, 2016, as compared to $76.6 million during the three months ended September 30, 2015.  The primary contributing factor to this decrease was lower production due to the number of active rigs being utilized for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

Our oil sales revenues decreased by $15.1 million, or 29.8%, to $35.6 million during the three months ended September 30, 2016, as compared to $50.7 million for the three months ended September 30, 2015.  Oil volumes sold decreased 3,739 Bbls/d, or 29.4%, to 8,994 Bbls/d for the three months ended September 30, 2016, from 12,733 Bbls/d for the three months ended September 30, 2015.  The decrease in oil volumes sold was primarily due to natural production decline attributable to a decrease in drilling activity, resulting in lower production from both our Mississippian basin area of 2,865 bbls/d and our Anadarko basin area of 874 bbls/d in the third quarter of 2016.

Our NGL sales revenues increased by $0.4 million, or 4.7%, to $8.9 million during the three months ended September 30, 2016, as compared to $8.5 million for the three months ended September 30, 2015, due to higher pricing during the period.  NGL volumes sold decreased 373 Bbls/d, or 5.5%, to 6,413 Bbls/d for the three months ended September 30, 2016, from 6,786 Bbls/d for the three months ended September 30, 2015.  This decrease in NGL volumes sold was primarily due to natural production decline attributable to the reduced development drilling activity in both our Mississippian Lime basin and the Anadarko basin, which resulted in lower NGL production of 150 bbls/d and 223 bbls/d, respectively.

Our natural gas sales revenues increased by $0.3 million, or 1.7%, to $17.7 million during the three months ended September 30, 2016, as compared to $17.4 million for the three months ended September 30, 2015 due to higher pricing during the period.  Natural gas volumes sold decreased 2,630 Mcf/d or 3.3%, to 75,911 Mcf/d for the three months ended September 30, 2016, from 78,541 Mcf/d for the three months ended September 30, 2015.  The decrease in natural gas volumes sold was primarily due to natural production decline attributable to reduced development drilling activity in the Anadarko basin, resulting in decreased production of 2,713 Mcf/d in our Andarko basin area offset partially by increased production in the Mississipian Lime basin of 83 Mcf/d.

Gains on commodity derivative contracts - net

During the three months ended September 30, 2015, we had an unrealized loss of $0.9 million from our mark-to-market (“MTM”) derivative positions, representing the changes in fair value from new positions and settlements that occurred during the period, as well as the relationship between contract prices and the associated forward curves.  This loss was offset by cash receipts for the settlements of derivatives of $34.3 million during the three months ended September 30, 2015. We had no derivative positions at either September 30, 2016 or December 31, 2015, and as such, had no gains or losses related to derivative positions in 2016.

Nine Months Ended September 30, 2016 as Compared to the Nine Months Ended September 30, 2015

Oil, natural gas liquids and natural gas sales revenues

Our oil, NGL and natural gas sales revenues decreased by $85.3 million, or 32.8%, to $174.4 million during the nine months ended September 30, 2016, as compared to $259.7 million during the nine months ended September 30, 2015.  The primary contributing factor to this decrease was lower production and realized prices for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

Our oil sales revenues decreased by $72.6 million, or 40.9%, to $104.8 million during the nine months ended September 30, 2016, as compared to $177.4 million for the nine months ended September 30, 2015. Oil volumes sold decreased by an average of 3,518 bbls/d, or 25.6%, to 10,226 bbls/d for the nine months ended September 30, 2016, from 13,744 Bbls/d for the nine months ended September 30, 2015.  This decrease in oil volumes sold was attributable to decreased production period over period in both the Mississippian Lime area and Anadarko area of 2,264 bbls/d and 907 bbls/d, respectively, as the result of a decrease in drilling activity during the period and base production declines.  Additionally, sales were impacted by 347 bbls/d due to the the lack of production from our Gulf Coast area as a result of the sale of our oil and gas properties in Beauregard and Calcasieu Parishes, Louisana (the “Dequincy Divestiture”) in the second quarter of 2015.

Our NGL sales revenues decreased by $4.7 million, or 15.8%, to $25.1 million during the nine months ended September 30, 2016, as compared to $29.8 million for the nine months ended September 30, 2015.  NGL volumes sold decreased 213 bbls/d, or 3.1%, to 6,600 bbls/d for the nine months ended September 30, 2016, from 6,813 bbls/d for the nine months ended September 30, 2015.  This decrease in NGL volumes is attributable to the lack of Gulf Coast production of 108 bbls/d due to the Dequincy Divestiture, as well as a decrease of 105 bbls/d from our Anadarko basin area as the result of reduced development drilling activity.

Our natural gas sales revenues decreased by $8.0 million, or 15.2%, to $44.5 million during the nine months ended September 30, 2016, as compared to $52.5 million for the nine months ended September 30, 2015, primarily due to lower realized pricing period over period. Natural gas volumes sold increased 1,529 Mcf/d, or 2.0%, to 79,484 Mcf/d for the nine months ended September 30, 2016, from 77,955 Mcf/d for the nine months ended September 30, 2015. This increase in natural gas volumes sold was attributable to increased production of 4,117 Mcf/day in the Mississippian Lime area, partially offset by reduced development drilling activity in the Anadarko basin which contributed a decrease of 2,310 Mcf/d and a decrease in production of 278 Mcf/d from our Gulf Coast area due to the Dequincy Divestiture.

Gains on commodity derivative contracts - net

During the nine months ended September 30, 2015, we had an unrealized loss of $93.7 million from our MTM derivative positions, representing the changes in fair value from new positions and settlements that occurred during the period, as well as the relationship between contract prices and the associated forward curves.  This loss was offset by cash receipts for the settlements of derivatives of $129.1 million during the nine months ended September 30, 2015.  We had no derivative positions at either September 30, 2016 or December 31, 2015, and as such, had no gains or losses related to derivative positions during the 2016 period.

Operating Expenses

The table below presents a comparison of our expenses on an absolute dollar basis and a per Boe basis. Depending on the relevance, our discussion may reference expenses on an absolute dollar basis, a per Boe basis, or both.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	(in thousands)		(per Boe)		(in thousands)		(per Boe)
EXPENSES:
Lease operating and workover	$17,650	$18,803	$6.84	$6.27	$49,520	$63,823	$6.01	$6.97
Gathering and transportation	4,296	4,017	1.66	1.34	13,428	11,386	1.63	1.24
Severance and other taxes	1,788	2,660	0.69	0.89	4,776	8,729	0.58	0.95
Asset retirement accretion	452	382	0.17	0.13	1,316	1,217	0.16	0.13
Depreciation, depletion, and amortization	15,756	44,714	6.10	14.90	59,229	158,397	7.19	17.30
Impairment of oil and gas properties	33,887	486,895	13.13	162.30	224,584	1,159,951	27.26	126.65
General and administrative	3,308	6,677	1.27	2.23	19,093	29,792	2.32	3.25
Acquisition and transaction costs	—	5	—	—	—	256	—	—
Debt restructuring costs and advisory fees	—	—	—	—	7,589	36,141	0.92	3.97
Other	—	—	—	—	—	63	—	—
Total expenses	$77,137	$564,153	$29.86	$188.06	$379,535	$1,469,755	$46.07	$160.46

Three Months Ended September 30, 2016 as Compared to the Three Months Ended September 30, 2015

Lease operating and workover expenses

Lease operating and workover expenses decreased $1.1 million, or 5.9%, to $17.7 million for the three months ended September 30, 2016 compared to $18.8 million for the three months ended September 30, 2015, primarily due to decreased production between the periods, which impacts various costs that correlate with production, such as saltwater disposal, chemicals and fuel/power costs.  Lease operating and workover expenses increased to $6.84 per Boe for the three months ended September 30, 2016, an increase of $0.57, or 9.1%, from $6.27 per Boe for the three months ended September 30, 2015, primarily due to lower overall production period over period and the impact of various costs that do not correlate with production, such as salaries and wages and equipment rental costs.

Gathering and transportation

Gathering and transportation expenses increased $0.3 million, or 7.5%, to $4.3 million for the three months ended September 30, 2016 compared to $4.0 million for the three months ended September 30, 2015, due primarily to increased natural gas production volumes in our Mississippian Lime area, which are subject to gathering and/or transportation fees.

Severance and other taxes

	Three Months Ended September 30,
	2016	2015
	(in thousands)
Total oil, natural gas, and natural gas liquids sales	$62,199	$76,557

Severance taxes	1,353	1,531
Ad valorem and other taxes	435	1,129
Severance and other taxes	$1,788	$2,660

Severance taxes as a percentage of sales	2.2%	2.0%
Severance and other taxes as a percentage of sales	2.9%	3.5%

Severance and other taxes decreased $0.9 million, or 33.3%, to $1.8 million for the three months ended September 30, 2016 compared to $2.7 million for the three months ended September 30, 2015. Severance taxes decreased $0.2 million, or 13.3%, to $1.3 million for the three months ended September 30, 2016, as compared to $1.5 million for the three months ended September 30, 2015. Severance taxes as a percentage of sales increased to 2.2% for the three months ended September 30, 2016, as compared to 2.0% for the corresponding 2015 period.  Ad valorem taxes decreased $0.7 million, or 63.6%, to $0.4 million for the three months ended September 30, 2016 compared to $1.1 million for the three months ended September 30, 2015 due to a decrease in the taxable value of our proved oil and gas reserves.

Depreciation, depletion and amortization (DD&A)

DD&A expense decreased $28.9 million, or 64.7%, to $15.8 million for the three months ended September 30, 2016 compared to $44.7 million for the three months ended September 30, 2015.  The decrease in DD&A expense was driven by ceiling impairments recorded during 2015 and the first three quarters of 2016, decreasing our depletable base.  Consequently, the depletion rate per Boe decreased from $14.60 per Boe for the three months ended September 30, 2015 to $5.90 per Boe for the three months ended September 30, 2016.

Impairment of oil and gas properties

We recorded impairment expense related to our oil and natural gas properties for the three months ended September 30, 2016 and 2015 of $33.9 million and $486.9 million, respectively, as a result of our full-cost ceiling test. Under the full cost method, we are subject to quarterly calculations of a ceiling or limitation on the amount of capitalized costs associated with our oil and natural gas properties in our condensed consolidated balance sheets. The impairment expense for the three months ended September 30, 2016 and 2015 was primarily due to a decrease in the value of our proven oil and natural gas reserves as a result of an extended period of low commodity prices.

General and administrative (G&A)

Our G&A expenses decreased by $3.4 million, or 50.7%, to $3.3 million for the three months ended September 30, 2016, compared to $6.7 million for the three months ended September 30, 2015.  This decrease is primarily attributable to a $2.0 million reduction in employee related expenses in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 as a result of lower headcount.  Also contributing to the decrease was lower professional fees of $1.0 million and a $0.5 million increase in overhead costs recovered from third-party working interest owners.

Nine Months Ended September 30, 2016 as Compared to the Nine Months Ended September 30, 2015

Lease operating and workover expenses

Lease operating and workover expenses decreased $14.3 million, or 22.4%, to $49.5 million for the nine months ended September 30, 2016 compared to $63.8 million for the nine months ended September 30, 2015.  The decrease in lease operating expenses is the result of decreased production and ongoing cost reduction efforts in our Mississippian Lime and Anadarko basin areas, specifically in chemical well treatment, artificial lift, compression, and surface maintenance and repair expenses. Lease operating and workover expenses decreased to $6.01 per Boe for the nine months ended September 30, 2016, a decrease of $0.96, or 13.8%, from the $6.97 per Boe for the nine months ended September 30, 2015 primarily due to the reasons noted above.

Gathering and transportation

Gathering and transportation expenses were $13.4 million for the nine months ended September 30, 2016, as compared to $11.4 million for the nine months ended September 30, 2015, an increase of $2.0 million or 17.5% This increase is primarily the result of increased natural gas production volumes in our Mississippian Lime area, which are subject to gathering and/or transportation fees.

Severance and other taxes

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Total oil, natural gas, and natural gas liquids sales	$174,391	$259,729

Severance taxes	3,717	4,542
Ad valorem and other taxes	1,059	4,187
Severance and other taxes	$4,776	$8,729

Severance taxes as a percentage of sales	2.1%	1.8%
Severance and other taxes as a percentage of sales	2.7%	3.4%

Severance and other taxes decreased $3.9 million, or 44.8%, to $4.8 million for the nine months ended September 30, 2016, compared to $8.7 million for the nine months ended September 30, 2015.  Severance taxes decreased $0.8 million, or 17.8%, to $3.7 million for the nine months ended September 30, 2016, as compared to $4.5 million for the nine months ended September 30, 2015 due primarily to lower realized pricing, as well as decreased production.  Severance taxes as a percentage of sales changed from 1.8% for the nine months ended September 30, 2015 to 2.1% for the corresponding 2016 period.  Ad valorem taxes decreased $3.1 million, or 73.8%, to $1.1 million for the nine months ended September 30, 2016 compared to $4.2 million for the nine months ended September 30, 2015 due to the decrease in the taxable value of our proved oil and gas reserves.

Depreciation, depletion and amortization

DD&A expense decreased $99.2 million, or 62.6%, to $59.2 million for the nine months ended September 30, 2016 compared to $158.4 million for the nine months ended September 30, 2015.  The decrease in DD&A expense was driven by ceiling impairments recorded during 2015 and the first three quarters of 2016, decreasing our depletable base.  Consequently, the depletion rate per Boe also decreased from $17.01 per Boe for the nine months ended September 30, 2015 to $6.92 per Boe for the nine months ended September 30, 2016.

Impairment of oil and gas properties

We recorded impairment expense related to our oil and natural gas properties for the nine months ended September 30, 2016 and 2015 of $224.6 million and $1.2 billion, respectively, as a result of our full cost ceiling test.  Under the full cost method, we are subject to quarterly calculations of a ceiling or limitation on the amount of capitalized costs associated with our oil and natural gas properties in our condensed consolidated balance sheets.  The impairment expense recognized in both periods was primarily due to a decrease in the value of our proven oil and gas reserves as the result of sustained low commodity prices.

General and administrative

Our G&A expenses decreased by $10.7 million, or 35.9%, to $19.1 million for the nine months ended September 30, 2016, compared to $29.8 million for the nine months ended September 30, 2015.  The decrease is primarily attributable to a decrease of $7.5 million in employee related expenses for the nine months ended September 30, 2016 as compared to the comparable period in 2015 due to lower headcount.  Also contributing to the decrease was a reduction of $2.1 million in professional fees incurred.  Partially offsetting these decreases was an increase of $2.5 million in accelerated rent expense associated with the Houston office lease abandonment during the nine months ended September 30, 2016.

Acquisition and transaction costs

We did not incur any acquisition and transaction costs for the nine months ended September 30, 2016, compared to $0.3 million related to the Dequincy Divestiture for the nine months ended September 30, 2015.

Debt restructuring costs and advisory fees

Debt restructuring costs decreased by $28.5 million, or 78.9%, to $7.6 million for the nine months ended September 30, 2016 compared to $36.1 million for the nine months ended September 30, 2015.  During both the 2016 and 2015 periods, we engaged various advisors to assist us in analyzing options to improve our financial flexibility and provide additional long-term liquidity.  Expenses recognized for the nine months ended September 30, 2016 relate to expenses associated with our bankruptcy and restructuring process incurred prior to the Petition Date.  Costs for the corresponding period in 2015 related to our debt restructuring process in May 2015 as well as issuance costs associated with the Second Lien Notes offering and Third Lien Notes exchange.

Other Income (Expense)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
OTHER INCOME (EXPENSE)
Interest income	$—	$43	$81	$80

Interest expense	(2,668)	(41,453)	(65,719)	(124,901)
Capitalized Interest	—	858	—	2,923
Interest expense — net of amounts capitalized	(2,668)	(40,595)	(65,719)	(121,978)
Reorganization items	(22,772)	—	57,764	—

Total other expense	$(25,440)	$(40,552)	$(7,874)	$(121,898)

Three Months Ended September 30, 2016 as Compared to the Three Months Ended September 30, 2015

Interest expense

Interest expense, net of amounts capitalized, for the three months ended September 30, 2016 and 2015 was $2.7 million and $40.6 million, respectively.  The primary driver in the decrease in interest expense is the reclassification of our Senior Notes, Second Lien Notes and Third Lien Notes to liabilities subject to compromise in connection with the Chapter 11 Cases.  As such, we ceased recognizing interest expense for all debt except for amounts outstanding under the Credit Facility beginning at the Petition Date.  Contractual interest for the Senior Notes, Second Lien Notes and Third Lien Notes not recorded by us during the quarter ended September 30, 2016 was $47.6 million.  No interest expense was capitalized for the three months ended September 30, 2016, due to the transfer of all balances related to unevaluated properties to the full cost pool at December 31, 2015.  For the three months ended September 30, 2015, $0.9 million was capitalized to oil and gas properties.

Reorganization items

We recognized expenses of $22.8 million in reorganization items during the three months ended September 30, 2016.  Reorganization items represent the direct and incremental costs of being in bankruptcy, such as professional fees, pre-petition liability claim adjustments and losses related to terminated contracts that are probable and can be estimated.  Reorganization items recorded for the three months ended September 30, 2016 consisted primarily of $24.1 million of professional fees incurred during the period, including $7.3 million accrued for success fees that were earned on September 28, 2016, our bankruptcy confirmation date, and paid upon our emergence from the Chapter 11 Cases at the Effective Date.

Nine Months Ended September 30, 2016 as Compared to the Nine Months Ended September 30, 2015

Interest expense

Interest expense, net of amounts capitalized, for the nine months ended September 30, 2016 and 2015 was $65.7 million and $121.9 million, respectively.  Interest expense was lower in the nine months ended September 30, 2016 as compared to the comparable period in 2015 due to the cessation of recognizing interest expense for all debt except for amounts outstanding under the Credit Facility beginning at the Petition Date.  Contractual interest for the Senior Notes, Second Lien Notes and Third Lien Notes not recorded by us for the period from April 30, 2016 through September 30, 2016 was $79.3 million.  No interest expense was capitalized for the nine months ended September 30, 2016, due to the transfer of all balances related to unevaluated properties to the full cost pool at December 31, 2015.  For the nine months ended September 30, 2015, $2.9 million was capitalized to oil and gas properties.

Reorganization Items

We recognized a net gain of $57.8 million in reorganization items during the nine months ended September 30, 2016.  These reorganization items consist of the following:

For the Nine Months Ended September 30, 2016
(in thousands)
Professional fees incurred (1)	$(31,593)
Adjustment to unamortized debt issuance costs associated with 2020 Senior Notes	(10,738)
Adjustment to unamortized debt issuance costs associated with 2021 Senior Notes	(12,671)
Adjustment to unamortized gain on troubled debt restructuring associated with Second Lien Notes	39,599
Adjustment to unamortized gain on troubled debt restructuring associated with Third Lien Notes	71,808
Other (2)	1,359
Total reorganization items	$57,764

(1) Through September 30, 2016, we have incurred significant professional fees associated with various advisors engaged in the restructuring process.  In addition, we paid certain advisors success fees upon our emergence from bankruptcy on October 21, 2016.  Success fees of $7.3 million were earned on September 28, 2016, our bankruptcy confirmation date, and as such were accrued and included in the above table under the heading “professional fees incurred.”

(2)  Other reorganization items recorded in the third quarter of 2016 include $0.2 million related to Houston office fixed assets, which were abandoned, as well as a $1.6 million decrease in the liability previously recorded for the abandonment of the Houston office lease.

Provision for Income Taxes

Three Months Ended September 30, 2016 as Compared to the Three Months Ended September 30, 2015

For the three months ended September 30, 2016, we recorded no income tax expense or benefit.  Our effective tax rate for the third quarter of 2016 differs from the federal statutory rate of 35% due to the effect of recurring permanent adjustments, state income taxes and changes in our valuation allowance.  A valuation allowance has been recorded as management does not believe that it is more-likely-than-not that its deferred tax assets are realizable.

We expect to incur a tax loss in the current year due to the flexibility in deducting or capitalizing current year intangible drilling costs; thus no current income taxes are anticipated to be paid.

Nine Months Ended September 30, 2016 as Compared to the Nine Months Ended September 30, 2015

For the nine months ended September 30, 2016, we recorded no income tax expense or benefit.  Our effective tax rate for the nine months ended September 30, 2016 differs from the federal statutory rate of 35% due to the effect of recurring permanent adjustments, state income taxes and changes in our valuation allowance.

During the nine months ended September 30, 2016, we recorded $70.9 million in additional valuation allowance, bringing the total valuation allowance to $766.0 million at September 30, 2016.

Liquidity and Capital Resources

As of September 30, 2016, the total outstanding principal amount of our debt obligations was approximately $2.045 billion, consisting of approximately $249.4 million of borrowings under the Credit Facility (excluding outstanding letters of credit of $1.9 million), $293.6 million of 2020 Senior Notes, $347.7 million of 2021 Senior Notes, $625.0 million of Second Lien Notes and $529.7 million of Third Lien Notes. The Company’s filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under these various debt agreements. In addition, various other defaults existed prior to the filing of the Bankruptcy Petitions, including the failure to receive a unqualified auditor’s opinion in relation to the 2015 consolidated financial statements, the failure to make required interest payments on the 2020 Senior Notes and the failure to cure the borrowing base deficiency of the Credit Facility.  Other than amounts outstanding under the Credit Facility, such amounts have been reclassified as liabilities subject to compromise in our condensed combined balance sheet at September 30, 2016.

On the Effective Date, the Second Lien Notes were exchanged for a cash payment of $60.0 million and 96.25% of the equity in the form of common stock in the reorganized Company, and the Third Lien Notes and Senior Notes were exchanged for a combination of equity in the form of common stock of the reorganized Company and warrants to acquire additional common shares of the reorganized Company.  Additionally, we paid down $81.3 million owed under the Credit Facility as well as an additional payment of $40.0 million to lenders under our Exit Facility.  As a result of our restructuring, we estimate cash paid for interest will decrease from approximately $173.7 million per year to approximately $7.0 million per year, a cash interest savings of approximately $166.7 million per year.

The following table provides pro forma debt information, excluding the Credit Facility, as of the Effective Date:

	As of October 21, 2016	Restructuring Adjustments	Pro Forma as of October 21, 2016
	(in thousands)
Unsecured Notes:
2020 Senior Notes	$293,625	$(293,625)	$—
2021 Senior Notes	347,652	(347,652)	—
Total Unsecured Notes	$641,277	$(641,277)	$—
Secured Notes:
Second Lien Term Loan	$625,000	$(625,000)	$—
Third Lien Term Loan	529,653	(529,653)	—
Total Secured Notes	$1,154,653	$(1,154,653)	$—
Total Debt (excluding Credit Facility)	$1,795,930	$(1,795,930)	$—

After taking into account the cash payments to the holders of Second Lien Notes and the lenders under the Credit Facility and the Exit Facility discussed above, as well as certain liquidity requirements under the Exit Facility discussed further below, our pro forma liquidity at the Effective Date consisted of cash on hand of approximately $77.8 million.  At the Effective Date, approximately $128.1 million was outstanding under the Exit Facility.

Historically, our primary sources of liquidity have been cash flows from operations, borrowings under our Credit Facility and issuances of senior unsecured and secured notes.  We currently expect to fund the reorganized Company’s operations, capital expenditures and debt service obligations primarily through cash flows generated by our operations and cash on hand or availability under our Exit Facility.  We believe such sources will be adequate to meet our operating, capital and debt service needs.  Nevertheless, our ability to fund these obligations will be affected by many factors, including prevailing economic conditions, which are beyond our control.  To the extent operating cash flow is materially different than expected, future liquidity may be adversely affected.

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not reflect any adjustments that will result from our emergence from the Chapter 11 Cases and the application of fresh start accounting.

Significant Sources of Capital

Reserve-based Credit Facility

At September 30, 2016, our Credit Facility consisted of a $750.0 million senior revolving credit facility with a borrowing base of $170.0 million, supported by our Mississippian Lime and Anadarko Basin oil and gas assets.

As a result of the semiannual redetermination on April 1, 2016, the borrowing base was reduced by $82.0 million from the previous borrowing base of $252.0 million.  As of April 1, 2016, we had approximately $252.0 million in aggregate outstanding obligations under the Credit Facility, including outstanding letters of credit, resulting in a borrowing base deficiency of approximately $82.0 million.  As of September 30, 2016 we had not cured this borrowing base deficiency.

Our filing of the Bankruptcy Petitions, as described in “—Note 2. Chapter 11 Proceedings” in the notes to our condensed consolidated financial statements included herein, constituted an event of default that accelerated our obligations under the Credit Facility.  In addition, various other defaults existed prior to the filing of the Bankruptcy Petitions, including the failure to receive an unqualified auditor’s opinion in relation to the 2015 consolidated financial statements, the failure to make required interest payments on the 2020 Senior Notes and the failure to cure the borrowing base deficiency of the Credit Facility.

As discussed in “—Note 2. Chapter 11 Proceedings” herein, on the Effective Date, the existing Credit Facility was amended and we entered into the Exit Facility with the lenders under the existing Credit Facility.  The Exit Facility has an initial borrowing base of $170.0 million with no borrowing base redeterminations to occur until April 2018 (provided certain conditions are met) and semiannual borrowing base redeterminations thereafter.  The Exit Facility matures on September 30, 2020, with interest payable at LIBOR plus 4.50% per annum, subject to a 1.00% LIBOR floor.  Additionally, at the Effective Date, we made a permanent pay down of $81.3 million to the lenders under the Credit Facility.  Until April 2018, unless the borrowing base is redetermined earlier, the amount available to be drawn under the Exit Facility is reduced by $40.0 million, and thereafter, we must maintain liquidity equal to at least 20.0% of the effective borrowing base.  In connection therewith, on the the Effective Date, we made an additional payment of $40.0 million to lenders under our Exit Facility.

In addition to the aforementioned liquidity covenant, the Exit Facility also contains various other financial covenants, including an EBITDA to interest expense coverage ratio limitation of 3.00:1.00, a ratio limitation of Total Net Indebtedness (as defined in the Exit Facility) to EBITDA of not more than 2.25:1.00 through April 1, 2018 and not more than 3.00:1.00 thereafter, and a capital expenditure limitation of $50.0 million for the 6 months ended December 31, 2016, $81.0 million for the year ended December 31, 2017, $85.0 million for the year ended December 31, 2018 and $78.0 million for the year ended December 31, 2019.  The Exit Facility is also subject to a variety of other terms and conditions including conditions precedent to funding and various other covenants and representations and warranties.

2020 Senior Notes

On October 1, 2012, we issued $600.0 million in aggregate principal amount of 2020 Senior Notes conducted pursuant to Rule 144A and Regulation S under the Securities Act. In October 2013, these notes were exchanged for an equal principal amount of identical registered notes.  In May 2015 and June 2015, a total of $306.4 million aggregate principal amount of 2020 Senior Notes were exchanged for Third Lien Notes.  As a result, $293.6 million of 2020 Senior Notes remain outstanding at September 30, 2016 and is classified as liabilities subject to compromise in our condensed consolidated balance sheet.

On April 1, 2016, we elected to forego payment with respect to an approximately $15.8 million interest payment due on the 2020 Notes, which after the expiration of the 30 day grace period resulted in an event of default.

Our filing of the Bankruptcy Petitions, as described in “—Note 2. Chapter 11 Proceedings” in the notes to our condensed consolidated financial statements included herein, constituted an event of default that accelerated our obligations under the 2020 Senior Notes.  In addition, various other defaults existed prior to the filing of the Bankruptcy Petitions, including the failure to receive an unqualified auditor’s opinion in relation to the 2015 consolidated financial statements, the failure to make required interest payments on the 2020 Senior Notes and the failure to cure the borrowing base deficiency of the Credit Facility.

Upon the Effective Date, our obligations with respect to the 2020 Senior Notes were cancelled and holders of the 2020 Senior Notes received their agreed upon pro-rata share of the Unencumbered Assets Equity Distribution.  See “—Note 2. Chapter 11 Proceedings” for further discussion.

2021 Senior Notes

On May 31, 2013, we issued $700.0 million in aggregate principal amount of 2021 Senior Notes. In October 2013, these notes were exchanged for an equal principal amount of identical registered notes.  In May 2015 and June 2015, a total of $352.3 million aggregate principal amount of 2021 Senior Notes were exchanged for Third Lien Notes.  As a result, $347.7 million of 2021 Senior Notes remain outstanding at September 30, 2016 and is classified as liabilities subject to compromise in our condensed consolidated balance sheet.

Our filing of the Bankruptcy Petitions, as described in “—Note 2. Chapter 11 Proceedings” in the notes to our condensed consolidated financial statements included herein, constituted an event of default that accelerated our obligations under the 2021 Senior Notes.  In addition, various other defaults existed prior to the filing of the Bankruptcy Petitions, including the failure to receive an unqualified auditor’s opinion in relation to the 2015 consolidated financial statements, the failure to make required interest payments on the 2020 Senior Notes and the failure to cure the borrowing base deficiency of the Credit Facility.

Upon the Effective Date, our obligations with respect to the 2021 Senior Notes were cancelled and holders of the 2021 Senior Notes received their agreed upon pro-rata share of the Unencumbered Assets Equity Distribution.  See “—Note 2. Chapter 11 Proceedings” for further discussion.

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

Our filing of the Bankruptcy Petitions, as described in “—Note 2. Chapter 11 Proceedings” in the notes to our condensed consolidated financial statements included herein, constituted an event of default that accelerated our obligations under the Second Lien Notes.  In addition, various other defaults existed prior to the filing of the Bankruptcy Petitions, including the failure to receive an unqualified auditor’s opinion in relation to the 2015 consolidated financial statements, the failure to make required interest payments on the 2020 Senior Notes and the failure to cure the borrowing base deficiency of the Credit Facility.

Upon the Effective Date, our obligations with respect to the Second Lien Notes were cancelled and holders of the Second Lien Notes received a cash payment of $60.0 million as well as their agreed upon pro-rata share of equity in the reorganized Company as more fully set forth in the Plan.  See “—Note 2. Chapter 11 Proceedings” for further discussion.

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

Our filing of the Bankruptcy Petitions, as described in “—Note 2. Chapter 11 Proceedings” in the notes to our condensed consolidated financial statements included herein, constituted an event of default that accelerated our obligations under the Third Lien Notes.  In addition, various other defaults existed prior to the filing of the Bankruptcy Petitions, including the failure to receive an unqualified auditor’s opinion in relation to the 2015 consolidated financial statements, the failure to make required interest payments on the 2020 Senior Notes and the failure to cure the borrowing base deficiency of the Credit Facility.

Upon the Effective Date, our obligations with respect to the Third Lien Notes were cancelled and holders of the Third Lien Notes received their agreed upon pro-rata share of equity and warrants in the reorganized Company as more fully set forth in the Plan.  See “—Note 2. Chapter 11 Proceedings” for further discussion.

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

Our operating cash flows are sensitive to a number of variables, the most significant of which is the volatility of oil and gas prices. Regional and worldwide economic activity, weather, infrastructure capacity to reach markets and other variable factors significantly impact the prices of these commodities. These factors are beyond our control and are difficult to predict. For additional information on the impact of changing prices on our financial position, see “—Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

The following information highlights the significant period-to-period variances in our cash flow amounts:

	For the Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$78,244	$235,892
Net cash used in investing activities	(129,072)	(231,408)
Net cash provided by financing activities	249,331	150,742

Net increase in cash and cash equivalents	$198,503	$155,226

Cash flows provided by operating activities

Net cash provided by operating activities decreased by $157.7 million to $78.2 million for the nine months ended September 30, 2016 as compared to $235.9 million for the nine months ended September 30, 2015.  The decrease in net cash provided by operating activities was primarily the result of the expiration of our commodity derivative contracts in 2015.  No cash was received from commodity derivative contracts for the nine months ending September 30, 2016 compared to $129.1 million received in the nine months ended September 30, 2015.  Additionally, lower commodity pricing during the 2016 period resulted in a decrease of $85.3 million in our oil and gas revenues between the periods.  Partially offsetting these amounts was a decrease in cash interest payments during the nine months ended September 30, 2016 of $64.9 million compared to the nine months ended September 30, 2015.  The significant decrease in interest payments is due to the Chapter 11 Cases described within “—Note 2. Chapter 11 Proceedings.”

Cash flows used in investing activities

Net cash used in investing activities was $129.1 million and $231.4 million during the nine months ended September 30, 2016 and 2015, respectively.  The decrease in our capital expenditures is the result of a lower rig count during the 2016 period as we are currently utilizing one rig for drilling activities in the Mississippian Lime area.  In addition, the 2015 period included proceeds of $40.2 million associated with the Dequincy Divestiture.

Cash flows provided by financing activities

Net cash provided by financing activities was $249.3 million and $150.7 million, respectively, for the nine months ended September 30, 2016 and 2015.  Net cash provided by financing activities in the nine months ended September 30, 2016 related to the drawdown of the Credit Facility in February 2016, while the net cash provided by financing activities in the nine months ended September 30, 2015 related primarily to the issuance of the Second Lien Notes of $625.0 million, offset by the repayment of the Credit Facility of $468.2 million and transaction costs incurred of $34.4 million.

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

The following change to our accounting policies was made during the second quarter of 2016:

Application of ASC 852

The consolidated financial statements for the quarter ended September 30, 2016 have been prepared in accordance with FASB ASC Topic 852, Reorganizations.  ASC 852 requires that transactions and events directly associated with the Chapter 11 reorganization be distinguished from the ongoing operations of the business.  Additionally, ASC 852 provides guidance for changes in the accounting for and presentation of liabilities.

As a result of the application of ASC 852, we made the following adjustments to our condensed consolidated financial statements:

•                  We segregated certain liabilities that are impacted by the restructuring within our condensed consolidated balance sheet at September 30, 2016.  These liabilities, entitled “Liabilities Subject to Compromise,” were recorded at the estimated allowable claim amount.  Any differences between the estimated allowed claim amount and the carrying amount of such liability was included within “Reorganization Items” in our condensed consolidated statement of operations for the three and nine months ended September 30, 2016.

•                  We segregated costs associated with the restructuring within our condensed consolidated statement of operations for the three and nine months ended September 30, 2016.  These costs, entitled “Reorganization Items” included professional fees incurred since the Petition Date and any differences between the estimated allowed claim and the carrying amount of certain liabilities included within our condensed consolidated balance sheet at September 30, 2016.

•                  Non-cash “Reorganization Items” were separately reported within our condensed consolidated statement of cash flows for the nine months ended September 30, 2016.

On October 21, 2016, the Effective Date, we emerged from the Chapter 11 Cases after completing all required actions and satisfying the remaining conditions to our Plan, which was confirmed by the Bankruptcy Court by an order entered on September 28, 2016.  We cannot currently estimate the financial effect of our emergence from the Chapter 11 Cases on our financial statements, although we expect to record material adjustments due to the Plan and the application of fresh start accounting guidance at the Effective Date.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”).   ASU 2016-02 establishes ROU model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for us beginning on January 1, 2019, including interim periods within those fiscal years.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  We are currently evaluating the impact this standard will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation (Topic 718)” (“ASU 2016-09”).  ASU 2016-09 simplifies how certain aspects of share-based payments to employees are recorded.  ASU 2016-09 requires that entities recognize the income tax effects of awards in the income statement when the awards vest or are settled, provides guidance on the classification of certain aspects of share-based payments on the statement of cash flows, changes the threshold for awards to qualify for equity classification, and allows an entity to make an accounting policy election to account for forfeitures when they occur.  The new standard is effective for us beginning on January 1, 2017.  We are currently evaluating the impact this standard will have on our condensed consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows — Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”).  ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing existing diversity of practice.  The eight specific cash flow issues contained within ASU 2016-15 are debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle.  ASU 2016-15 is effective for the us for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  We do not believe the adoption of ASU 2016-15 will have a material impact on our cash flows.

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

Commodity Price Exposure. We are exposed to market risk as the prices of oil, NGLs and natural gas fluctuate due to changes in supply and demand.  To partially reduce price risk caused by these market fluctuations, we have historically utilized derivative financial instruments, including fixed price swaps, to reduce the volatility of oil, NGL and natural gas prices on a portion of our future expected oil and natural gas production in order to manage risks related to changes in these prices.  We continually reevaluate and consider whether in the long-term we will hedge any of our future production.  At September 30, 2016 and December 31, 2015, we had no outstanding commodity derivative contracts.

Interest Rate Risk. At September 30, 2016, we had indebtedness outstanding under our Credit Facility of $249.3 million, which bears interest at floating rates.  Our senior and secured notes bore interest at fixed rates and have been classified as liabilities subject to compromise in our balance sheet.  As such, we did not record interest expense on our senior and secured notes from the Petition Date through September 30, 2016.

A 1.0% increase in each of the average LIBOR and federal funds rate for the three and nine months ended September 30, 2016 would have resulted in an estimated $0.6 million and $1.9 million increase in interest expense, respectively.

At September 30, 2016 we do not have any interest rate derivatives in place. In the future, we may utilize interest rate derivatives to mitigate our exposure to change in interest rates. Interest rate derivatives are used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the period covered by this report, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2016, these disclosure controls and procedures were effective and ensured that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risks described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 30, 2016 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016 filed with the SEC on May 13, 2016 and August 12, 2016, respectively, except for the following:

We recently emerged from bankruptcy, which could adversely affect our business and relationships

It is possible that our having filed for bankruptcy and our recent emergence from the Chapter 11 Cases could adversely affect our business and relationships with our customers, vendors, royalty or working interest owners, contractors, employees or suppliers. Due to these uncertainties, many risks exist, including the following:

•                  key suppliers or vendors could terminate their relationship with us or require additional financial assurances or enhanced performance from us;

•                  the ability to renew existing contracts and compete for new business may be adversely affected;

•                  the ability to attract, motivate and/or retain key executives and employees may be adversely affected;

•                  employees may be distracted from performance of their duties or more easily attracted to other employment opportunities; and

•                  competitors may take business away from us.

The occurrence of one or more of these events could have a material and adverse effect on our operations, financial condition and reputation. We cannot assure you that having been subject to bankruptcy protection will not adversely affect our operations in the future.

Restrictive covenants in our Exit Facility may restrict our ability to pursue our business strategies

The Exit Facility limits our ability, among other things, to:

•                  incur additional indebtedness;

•                  incur liens;

•                  enter into sale and lease back transactions;

•                  make certain investments;

•                  make certain capital expenditures;

•                  consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets;

•                  pay dividends or make other distributions or repurchase or redeem our stock;

•                  enter into transactions with our affiliates;

•                  engage or enter into any new lines of business;

•                  enter into certain marketing activities for hydrocarbons;

•                  create additional subsidiaries;

•                  prepay, redeem, or repurchase certain of our indebtedness; and

•                  amend or modify certain provisions of our (and Midstates Sub’s) organizational documents.

The Exit Facility also requires us to comply with certain financial maintenance covenants as discussed above.

A breach of any of these restrictive covenants could result in a default under our Exit Facility. If a default occurs, the lenders under the Exit Facility may elect to declare all borrowings thereunder outstanding, together with accrued interest and other fees, to be immediately due and payable. The lenders under the Exit Facility would also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay our indebtedness when due or declared due, the lenders thereunder will also have the right to proceed against the collateral pledged to them to secure the indebtedness. If such indebtedness were to be accelerated, our assets may not be sufficient to repay in full our secured indebtedness.

Our actual financial results after emergence from the Chapter 11 Cases may not be comparable to our historical financial information as a result of the implementation of the Plan and the transactions contemplated thereby and our adoption of fresh start accounting

In connection with the disclosure statement we filed with the Bankruptcy Court in the Chapter 11 Cases, and the hearing to consider confirmation of the Plan, we prepared projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan and our ability to continue operations upon our emergence from the Chapter 11 Cases. Those projections were prepared solely for the purpose of the Chapter 11 Cases and have not been, and will not be, updated on an ongoing basis and should not be relied upon by investors. At the time they were prepared, the projections reflected numerous assumptions concerning our anticipated future performance and with respect to prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize. Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and the assumptions underlying the projections and/or valuation estimates may prove to be wrong in material respects. Actual results may vary significantly from those contemplated by the projections. As a result, investors should not place undue reliance on these projections.

In addition, upon our emergence from the Chapter 11 Cases, we will adopt fresh start accounting. Accordingly, our future financial conditions and results of operations may not be comparable to the financial condition or results of operations reflected in our historical financial statements. The lack of comparable historical financial information may discourage investors from purchasing our common stock.

Upon our emergence from bankruptcy, the composition of our board of directors changed significantly

Pursuant to the Plan, the composition of the board of directors changed significantly. Upon emergence, the board of directors is now made up of seven directors consisting of the Chief Executive Officer of the post-emergence Company (Frederic F. Brace), one member of our pre-bankruptcy board of directors (Alan J. Carr, who will also serve as non-executive chairman of the Board), and five members newly appointed by the holders of the Second Lien Notes Claims (Patrice Douglas, Neal P. Goldman, Todd R. Snyder, Michael S. Reddin, and Bruce H. Vincent). The new directors have different backgrounds, experiences and perspectives from those individuals who previously served on the Board and, thus, may have different views on the issues that will determine our future. There is no guarantee that the new board of directors will pursue, or will pursue in the same manner, our current strategic plans. As a result, the future strategy and our plans may differ materially from those of the past.

The ability to attract and retain key personnel is critical to the success of our business and may be affected by our emergence from the Chapter 11 Cases

The success of our business depends on key personnel. The ability to attract and retain these key personnel may be difficult in light of our emergence from the Chapter 11 Cases, the uncertainties currently facing the business and changes we may make to the organizational structure to adjust to changing circumstances. We may need to enter into retention or other arrangements that could be costly to maintain. If executives, managers or other key personnel resign, retire or are terminated, or their service is otherwise interrupted, we may not be able to replace them in a timely manner and we could experience significant declines in productivity.

An active trading market for our common stock may not develop

During the Chapter 11 Cases, our old common stock was traded in the OTC Pink marketplace. Upon emergence from the Chapter 11 Cases, our new common stock, par value $0.01 per share was listed on the NYSE MKT. We cannot predict the extent to which investor interest in us will lead to the development of an active trading market or how liquid that market might become. If an active trading market does not develop, you may have difficulty selling any of our common stock that you may now own or may later buy.

The price and trading volume of our common stock may fluctuate significantly

Even if an active trading market develops for our common stock, the market price of our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume of our common stock may fluctuate and cause significant price variations to occur. Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price at which you were granted your shares of common stock or above the price you paid to acquire your shares of common stock. The market price for our common stock could fluctuate significantly for various reasons, including:

•                  our new capital structure as a result of the transactions contemplated by the Plan;

•                  our limited trading history subsequent to our emergence from the Chapter 11 Cases;

•                  our limited trading volume;

•                  the concentration of holdings of our common stock;

•                  the lack of comparable historical financial information due to our adoption of fresh start accounting;

•                  actual or anticipated variations in our operating results and cash flow;

•                  the nature and content of our earnings releases, announcements or events that impact our products, customers, competitors or markets; and

•                  business conditions in our markets and the general state of the securities markets and the market for energy-related stocks, as well as general economic and market conditions.

The exercise of all or any number of outstanding warrants or the issuance of stock-based awards may dilute your holding of shares of our common stock

At the Effective Date, we issued 24,687,500 shares of common stock in the reorganized Company, 4,411,765 warrants with a strike price of $24.00 per common share of the reorganized Company and 2,213,789 warrants with a strike price of $46.00 per common share of the reorganized Company. Additionally, a total of 3,513,590 shares of common stock of the reorganized Company are reserved for issuance under the 2016 LTIP as equity-based awards to employees, directors and certain other persons. The exercise of equity awards, including any stock options that we may grant in the future, and warrants, and the sale of shares of our common stock underlying any such options or the warrants, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares. Investors may experience dilution in the net tangible book value of their investment upon the exercise of the warrants and any stock options that may be granted or issued pursuant to the 2016 LTIP in the future.

We do not expect to pay dividends in the near future

We do not anticipate that cash dividends or other distributions will be paid with respect to our common stock in the foreseeable future. In addition, restrictive covenants in certain debt instruments to which we are, or may be, a party, may limit our ability to pay dividends or for us to receive dividends from Midstates Sub, any of which may negatively impact the trading price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On the Effective Date, pursuant to the terms of the Plan, we (i) issued 24,062,500 shares of its common stock to the holders of Second Lien Notes Claims (ii) issued 625,000 shares of its common stock and 4,411,765 warrants to acquire shares of common stock in the reorganized Company with a strike price of $24.00 per common share and expiring 42 months after the Effective Date to holders of Third Lien Note Claims and (iii) will issue 312,500 shares of its common stock and 2,213,789 warrants to acquire shares of common stock in the reorganized Company with a strike price of $46.00 per common share and expiring 42 months after the Effective Date to holders of Unsecured Notes Claims and other general unsecured claims.

The common stock and the warrants were issued under the Plan pursuant to an exemption from the registration requirements of the Securities Act under Section 1145 of the Bankruptcy Code.

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

MIDSTATES PETROLEUM COMPANY, INC.

Dated: November 10, 2016	/s/ Frederic F. Brace
Frederic F. Brace
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 10, 2016	/s/ Nelson M. Haight
Nelson M. Haight
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: November 10, 2016	/s/ Richard W. McCullough
Richard W. McCullough
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

2.1

First Amended Joint Chapter 11 Plan Of Reorganization of Midstates Petroleum Company, Inc. and its Debtor Affiliate, dated September 28, 2016 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 4, 2016, and incorporated herein by reference).

3.1

Second Amended and Restated Certificate of Incorporation of Midstates Petroleum Company, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed on October 21, 2016, and incorporated herein by reference).

3.2

Amended and Restated Bylaws of Midstates Petroleum Company, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed on October 21, 2016, and incorporated herein by reference).

4.1

Warrant Agreement, dated as of October 21, 2016 between Midstates Petroleum Company, Inc. and American Stock Transfer & Trust Company, LLC (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 27, 2016, and incorporated herein by reference).

4.2

Warrant Agreement, dated as of October 21, 2016, between Midstates Petroleum Company, Inc. and American Stock Transfer & Trust Company, LLC (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 27, 2016, and incorporated herein by reference).

10.1

Plan Support Agreement, dated as of April 30, 2016, by and among Midstates Petroleum Company, Inc., Midstates Petroleum Company LLC and the supporting parties thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 2, 2016, and incorporated herein by reference).

10.2

First Amendment to Plan Support Agreement, dated as of June 29, 2016, by and among Midstates Petroleum Company, Inc., Midstates Petroleum Company LLC and the supporting parties thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2016, and incorporated herein by reference).

10.3

Second Amendment to Plan Support Agreement, dated as of August 31, 2016, by and among Midstates Petroleum Company, Inc., Midstates Petroleum Company LLC and the supporting parties thereto. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2016, and incorporated herein by reference).

10.4

Registration Rights Agreement, dated October 21, 2016, between Midstates Petroleum Company, Inc. and certain holders party thereto (filed as Exhibit 10.1 to the Company’s Registration Statement on Form 8-A filed on October 21, 2016, and incorporated herein by reference).

10.5

Midstates Petroleum Company, Inc. 2016 Long Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on October 24, 2016, and incorporated herein by reference).

10.6

Senior Secured Credit Agreement, dated as of October 21, 2016, by and among Midstates Petroleum Company, Inc., Midstates Petroleum Company LLC, as borrower, SunTrust Bank, as administrative agent, and certain lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 27, 2016, and incorporated herein by reference).

10.7	Employment Agreement of Frederic F. Brace, dated October 21, 2016 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 27, 2016, and incorporated herein by reference).

10.8	Employment Agreement of Nelson M. Haight, dated October 21, 2016 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 27, 2016, and incorporated herein by reference).

10.9	Employment Agreement of Mitchell G. Elkins, dated October 21, 2016 (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 27, 2016, and incorporated herein by reference).

31.1*	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2*	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1**	Sarbanes-Oxley Section 906 certification of Principal Executive Officer and Principal Financial Officer

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith