Form 10-Q
period 2017-03-31
Midstates Petroleum Company, Inc.
filed 2017-05-10
CIK 1533924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Registrant’s telephone number, including area code: (918) 947-8550

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares outstanding of our stock at May 5, 2017 is shown below:

Class	Number of shares outstanding
Common stock, $0.01 par value	25,065,009

DOCUMENTS INCORPORATED BY REFERENCE

None.

MIDSTATES PETROLEUM COMPANY, INC.

QUARTERLY REPORT ON

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2017

Page

Glossary of Oil and Natural Gas Terms	3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016 (unaudited)	4
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2017 (Successor) and 2016 (Predecessor) (unaudited)	5
Condensed Consolidated Statements of Changes in Stockholders’ Equity/(Deficit) for the Three Months Ended March 31, 2017 (Successor) and 2016 (Predecessor) (unaudited)	6
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 (Successor) and 2016 (Predecessor) (unaudited)	7

Notes to the Unaudited Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	36

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3. Defaults upon Senior Securities	37

Item 4. Mine Safety Disclosures	37

Item 5. Other Information	37

Item 6. Exhibits	37

SIGNATURES	38

EXHIBIT INDEX	39

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

PART I – FINANCIAL INFORMATION

MIDSTATES PETROLEUM COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84,453	$76,838
Accounts receivable:
Oil and gas sales	32,811	36,988
Joint interest billing	5,290	4,281
Other	2,559	2,456
Commodity derivative contracts	4,054	—
Other current assets	3,796	3,326
Total current assets	132,963	123,889
PROPERTY AND EQUIPMENT:
Oil and gas properties, on the basis of full-cost accounting
Proved properties	620,090	573,150
Unproved properties not being amortized	52,611	65,080
Other property and equipment	6,427	6,339
Less accumulated depreciation, depletion and amortization	(28,316)	(12,974)
Net property and equipment	650,812	631,595
OTHER NONCURRENT ASSETS	5,563	5,455
TOTAL	$789,338	$760,939
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,914	$2,521
Accrued liabilities	53,131	53,731
Total current liabilities	62,045	56,252
LONG-TERM LIABILITIES:
Asset retirement obligations	14,536	14,200
Long-term debt	128,059	128,059
Other long-term liabilities	609	614
Total long-term liabilities	143,204	142,873

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued or outstanding at March 31, 2017 and December 31, 2016	—	—
Warrants, 6,625,554 warrants outstanding at March 31, 2017 and December 31, 2016	37,329	37,329
Common stock, $0.01 par value, 250,000,000 shares authorized; 24,994,867 shares issued and outstanding at March 31, 2017 and December 31, 2016	250	250
Treasury stock	—	—
Additional paid-in-capital	518,095	514,305
Retained earnings	28,415	9,930
Total stockholders’ equity	584,089	561,814
TOTAL	$789,338	$760,939

The accompanying notes are an integral part of these consolidated financial statements.

MIDSTATES PETROLEUM COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Successor	Predecessor
	For the Three Months Ended	For the Three Months Ended
	March 31, 2017	March 31, 2016
REVENUES:
Oil sales	$31,036	$30,138
Natural gas liquid sales	11,194	7,063
Natural gas sales	17,098	13,942
Gains on commodity derivative contracts—net	4,865	—
Other	822	818
Total revenues	65,015	51,961
EXPENSES:
Lease operating and workover	15,852	15,761
Gathering and transportation	3,687	4,421
Severance and other taxes	2,121	1,504
Asset retirement accretion	276	420
Depreciation, depletion, and amortization	15,342	24,835
Impairment in carrying value of oil and gas properties	—	127,734
General and administrative	8,275	11,288
Debt restructuring costs and advisory fees	—	1,117
Total expenses	45,553	187,080
OPERATING INCOME (LOSS)	19,462	(135,119)
OTHER EXPENSE:
Interest income	—	57
Interest expense—net of amounts capitalized	(977)	(44,212)
Total other expense	(977)	(44,155)
INCOME (LOSS) BEFORE TAXES	18,485	(179,274)
Income tax (expense) benefit	—	—
NET INCOME (LOSS)	$18,485	$(179,274)
Successor participating securities—non-vested restricted stock	(546)	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$17,939	$(179,274)
Basic and diluted net income (loss) per share attributable to common shareholders	$0.72	$(16.88)
Basic and diluted weighted average number of common shares outstanding (Note 12)	25,012	10,621

The accompanying notes are an integral part of these consolidated financial statements.

MIDSTATES PETROLEUM COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

(Unaudited)

(In thousands)

	Series A Preferred Stock	Common Stock	Warrants	Treasury Stock	Additional Paid-in-Capital	Retained Earnings	Total Stockholders’ Equity
Balance as of December 31, 2016 (Successor)	$—	$250	$37,329	$—	$514,305	$9,930	$561,814
Share-based compensation	—	—	—	—	3,790	—	3,790
Acquisition of treasury stock	—	—	—	—	—	—	—
Net income	—	—	—	—	—	18,485	18,485
Balance as of March 31, 2017 (Successor)	$—	$250	$37,329	$—	$518,095	$28,415	$584,089

	Series A Preferred Stock	Common Stock	Warrants	Treasury Stock	Additional Paid-in-Capital	Retained Deficit	Total Stockholders’ Deficit
Balance as of December 31, 2015 (Predecessor)	$—	$110	$—	$(3,081)	$888,247	$(2,211,342)	$(1,326,066)
Share-based compensation	—	(1)	—	—	883	—	882
Acquisition of treasury stock	—	—	—	(52)	—	—	(52)
Net income	—	—	—	—	—	(179,274)	(179,274)
Balance as of March 31, 2016 (Predecessor)	$—	$109	$—	$(3,133)	$889,130	$(2,390,616)	$(1,504,510)

The accompanying notes are an integral part of these consolidated financial statements.

MIDSTATES PETROLEUM COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Successor	Predecessor
	For the Three Months Ended	For the Three Months Ended
	March 31, 2017	March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$18,485	$(179,274)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Gains on commodity derivative contracts—net	(4,865)	—
Net cash received for commodity derivative contracts not designated as hedging instruments	811	—
Asset retirement accretion	276	420
Depreciation, depletion, and amortization	15,342	24,835
Impairment in carrying value of oil and gas properties	—	127,734
Share-based compensation, net of amounts capitalized to oil and gas properties	3,337	685
Amortization of deferred financing costs	80	1,551
Paid-in-kind interest expense	—	2,648
Amortization of deferred gain on debt restructuring	—	(6,276)
Operating lease abandonment	—	3,310
Change in operating assets and liabilities:
Accounts receivable—oil and gas sales	2,812	3,457
Accounts receivable—JIB and other	(842)	16,891
Other current and noncurrent assets	(656)	(3,764)
Accounts payable	1,279	267
Accrued liabilities	(3,649)	37,627
Other	(37)	(256)
Net cash provided by operating activities	$32,373	$29,855
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	$(26,108)	$(58,654)
Proceeds from the sale of oil and gas equipment	1,350	—
Net cash used in investing activities	$(24,758)	$(58,654)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	—	249,184
Acquisition of treasury stock	—	(52)
Net cash provided by financing activities	$—	$249,132
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$7,615	$220,333
Cash and cash equivalents, beginning of period	$76,838	$81,093
Cash and cash equivalents, end of period	$84,453	$301,426

SUPPLEMENTAL INFORMATION:
Non-cash transactions — investments in property and equipment accrued – not paid	$17,440	$15,563
Cash paid for interest, net of capitalized interest of $0.9 million for the three months ended March 31, 2017 (no capitalized interest for the three months ended March 31, 2016)	$937	$942

The accompanying notes are an integral part of these consolidated financial statements.

MIDSTATES PETROLEUM COMPANY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Business

Midstates Petroleum Company, Inc. engages in the business of exploring and drilling for, and the production of, oil, natural gas liquids (“NGLs”) and natural gas in Oklahoma and Texas. Midstates Petroleum Company, Inc. was incorporated pursuant to the laws of the State of Delaware on October 25, 2011 to become a holding company for Midstates Petroleum Company LLC (“Midstates Sub”). The terms “Company,” “we,” “us,” “our,” and similar terms refer to Midstates Petroleum Company, Inc. and its subsidiary.

The Company conducts oil and gas operations and owns and operates oil and natural gas properties in Oklahoma, Texas and Louisiana. The Company operates a significant portion of its oil and natural gas properties. The Company’s management evaluates performance based on one reportable segment as all of its operations are located in the United States and, therefore, it maintains one cost center.

On April 30, 2016, the Company filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Company’s Chapter 11 cases (the “Chapter 11 Cases”) were jointly administered under the case styled In re Midstates Petroleum Company, Inc., et al., Case No. 16-32237. On September 28, 2016, the Bankruptcy Court entered the Findings of Fact, Conclusions of Law, and Order Confirming Debtors’ First Amended Joint Chapter 11 Plan of Reorganization of Midstates Petroleum Company, Inc. and its Debtor Affiliate (the “Confirmation Order”), which approved and confirmed the First Amended Joint Chapter 11 Plan of Reorganization of Midstates Petroleum Company, Inc. and its Debtor Affiliate as filed on the same date (the “Plan”). On October 21, 2016 (the “Effective Date”), the Company satisfied the conditions to effectiveness set forth in the Confirmation Order and in the Plan, and, as a result, the Plan became effective in accordance with its terms and the Company emerged from the Chapter 11 Cases.

2. Summary of Significant Accounting Policies

Basis of Presentation

These interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 30, 2017.

All intercompany transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to fairly present the financial position as of, and the results of operations for, all periods presented. In preparing the accompanying unaudited condensed consolidated financial statements, management has made certain estimates and assumptions that affect reported amounts in the unaudited condensed consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852, Reorganizations, the Company adopted fresh start accounting upon emergence from the Chapter 11 Cases resulting in the Company becoming a new entity for financial reporting purposes. As a result of the application of fresh start accounting, as well as the effects of the implementation of the Plan, the Company’s consolidated financial statements on or after October 21, 2016, are not comparable with the consolidated financial statements prior to that date. References to “Successor Period” relate to the results of operations for the period January 1, 2017 through March 31, 2017 and references to “Predecessor Period” refer to the results of operations from January 1, 2016 through March 31, 2016.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 provides guidance concerning the recognition and measurement of revenue from contracts with customers. The objective of ASU 2014-09 is to increase the usefulness of information in the financial statements regarding the nature, timing and uncertainty of revenues. The Company plans to review contracts for each revenue stream identified within the Company’s business. Through this process, the Company will determine and document the expected changes in revenue recognition upon adoption of the revised guidance and then evaluate the potential information technology and internal control changes that will be required for adoption based on the findings from the Company’s contract review process. The Company will conduct the contract review process throughout 2017 and, as a result, areas of impact may be identified. The Company cannot reasonably quantify the impact of adoption at this time. The Company expects to complete the assessment of ASU 2014-09, including the transition method, in the latter half of 2017.

In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. All leases create an asset and a liability for the lessee and therefore recognition of those lease assets and lease liabilities is required by ASU 2016-02. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the initial evaluation and planning stages for ASU 2016-02 and does not expect to move beyond this stage until completion of its evaluation of ASU 2014-09, which is expected to occur in the latter half of 2017.

3. Fair Value Measurements of Financial Instruments

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Derivative Instruments

Commodity derivative contracts reflected in the unaudited condensed consolidated balance sheets are recorded at estimated fair value. At March 31, 2017, all of the Company’s commodity derivative contracts were with two bank counterparties and were classified as Level 2 in the fair value input hierarchy. The fair value of the Company’s commodity derivatives are determined using industry-standard models that consider various assumptions including current market and contractual prices for the underlying instruments, implied volatility, time value, nonperformance risk, as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace throughout the full term of the instrument and can be supported by observable data.

Derivative instruments listed below are presented gross and include swaps and collars that are carried at fair value. The Company records the net change in the fair value of these positions in “Gains on commodity derivative contracts — net” in the Company’s unaudited condensed consolidated statements of operations.

	Fair Value Measurements at March 31, 2017
		Significant Other	Significant
	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(in thousands)
Derivative Assets:
Commodity derivative oil swaps	$—	$2,267	$—	$2,267
Commodity derivative gas swaps	$—	$807	$—	$807
Commodity derivative oil collars	$—	$1,735	$—	$1,735
Commodity derivative gas collars	$—	$437	$—	$437
Total assets	$—	$5,246	$—	$5,246

Derivative Liabilities:
Commodity derivative oil swaps	$—	$—	$—	$—
Commodity derivative gas swaps	$—	$(64)	$—	$(64)
Commodity derivative oil collars	$—	$(771)	$—	$(771)
Commodity derivative gas collars	$—	$(357)	$—	$(357)
Total liabilities	$—	$(1,192)	$—	$(1,192)

At December 31, 2016, the Company did not have any open commodity derivative contract positions.

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

•                  Swaps: The Company receives or pays a fixed price for the commodity and pays or receives a floating market price to the counterparty. The fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty.

•                  Collars: A collar contains a fixed floor price (put) and a fixed ceiling price (call). If the market price exceeds the call strike price or falls below the put strike price, the Company receives the fixed price and pays the market price. If the market price is between the call and the put strike price, no payments are due from either party.

•                  Three-way collars: A three-way collar contains a fixed floor price (long put), fixed sub-floor price (short put), and a fixed ceiling price (short call). If the market price exceeds the ceiling strike price, the Company receives the ceiling strike price and pays the market price. If the market price is between the ceiling and the floor strike price, no payments are due from either party. If the market price is below the floor price but above the sub-floor price, the Company receives the floor strike price and pays the market price. If the market price is below the sub-floor price, the Company receives the market price plus the difference between the floor and the sub-floor strike prices and pays the market price.

These derivative contracts are placed with major financial institutions that the Company believes are minimal credit risks. The oil, NGLs and natural gas reference prices upon which the commodity derivative contracts are based reflect various market indices that management believes have a high degree of historical correlation with actual prices received by the Company for its oil, NGLs and natural gas production.

Inherent in the Company’s portfolio of commodity derivative contracts are certain business risks, including market risk and credit risk. Market risk is the risk that the price of the commodity will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the Company’s counterparty to a contract. The Company does not require collateral from its counterparties but does attempt to minimize its credit risk associated with derivative instruments by entering into derivative instruments only with counterparties that are large financial institutions, which management believes present minimal credit risk. In addition, to mitigate its risk of loss due to default, the Company has entered into agreements with its counterparties on its derivative instruments that allow the Company to offset its asset position with its liability position in the event of default by the counterparty. Due to the netting arrangements, had the Company’s counterparties failed to perform under existing commodity derivative contracts, the maximum loss at March 31, 2017 would have been $4.1 million.

Commodity Derivative Contracts

During the three months ended March 31, 2017, the Company entered into various oil and natural gas derivative contracts that extend through March 2018, summarized as follows:

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31, 2017	June 30, 2017 (1)	September 30, 2017 (1)	December 31, 2017 (1)	March 31, 2018 (1)
NYMEX WTI
Fixed swaps
Hedge position (Bbls)	105,500	227,500	207,000	207,000	—
Weighted average strike price	$55.17	$55.12	$55.29	$55.29	$—
Collars
Hedge position (Bbls)	74,500	136,500	46,000	46,000	—
Weighted average ceiling price	$59.68	$59.73	$60.00	$60.00	$—
Weighted average floor price	$50.00	$50.00	$50.00	$50.00	$—
Three way collars
Hedge position (Bbls)	—	—	115,000	115,000	135,000
Weighted average ceiling price	$—	$—	$62.80	$62.80	$63.50
Weighted average floor price	$—	$—	$50.00	$50.00	$50.00
Weighted average sub-floor price	$—	$—	$40.00	$40.00	$40.00
NYMEX HENRY HUB
Fixed swaps
Hedge position (MMBtu)	—	2,912,000	2,944,000	1,907,000	1,350,000
Weighted average strike price	$—	$3.38	$3.38	$3.43	$3.47
Collars
Hedge position (MMBtu)	1,298,000	—	—	—	—
Weighted average ceiling price	$3.70	$—	$—	$—	$—
Weighted average floor price	$3.10	$—	$—	$—	$—
Three way collars
Hedge position (MMBtu)	—	—	—	610,000	900,000
Weighted average ceiling price	$—	$—	$—	$4.30	$4.30
Weighted average floor price	$—	$—	$—	$3.25	$3.25
Weighted average sub-floor price	$—	$—	$—	$2.50	$2.50

(1)          Positions shown represent open commodity derivative contract positions as of March 31, 2017. The Company did not have any open commodity derivative contract positions as of December 31, 2016.

Subsequent to March 31, 2017, the Company entered into various oil and natural gas derivative contracts that extend through September 2018, summarized as follows:

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018
NYMEX WTI
Fixed swaps
Hedge position (Bbls)	—	—	—	—	—	—
Weighted average strike price	$—	$—	$—	$—	$—	$—
Collars
Hedge position (Bbls)	—	—	—	—	—	—
Weighted average ceiling price	$—	$—	$—	$—	$—	$—
Weighted average floor price	$—	$—	$—	$—	$—	$—
Three way collars
Hedge position (Bbls)	—	—	—	90,000	182,000	138,000
Weighted average ceiling price	$—	$—	$—	$60.10	$60.65	$61.00
Weighted average floor price	$—	$—	$—	$50.00	$50.00	$50.00
Weighted average sub-floor price	$—	$—	$—	$40.00	$40.00	$40.00
NYMEX HENRY HUB
Fixed swaps
Hedge position (MMBtu)	—	—	—	—	—	—
Weighted average strike price	$—	$—	$—	$—	$—	$—
Collars
Hedge position (MMBtu)	244,000	368,000	551,000	—	—	—
Weighted average ceiling price	$3.63	$3.63	$3.84	$—	$—	$—
Weighted average floor price	$3.15	$3.15	$3.23	$—	$—	$—
Three way collars
Hedge position (MMBtu)	—	—	—	630,000	—	—
Weighted average ceiling price	$—	$—	$—	$4.50	$—	$—
Weighted average floor price	$—	$—	$—	$3.25	$—	$—
Weighted average sub-floor price	$—	$—	$—	$2.50	$—	$—

Balance Sheet Presentation

The following table summarizes the net fair values of commodity derivative instruments by the appropriate balance sheet classification in the Company’s unaudited condensed consolidated balance sheets at March 31, 2017 (in thousands):

Type	Balance Sheet Location (1)	March 31, 2017
Fixed swaps	Derivative financial instruments – Current Assets	$3,010
Collars	Derivative financial instruments – Current Assets	1,044
Total derivative fair value at period end		$4,054

(1)          The fair values of commodity derivative instruments reported in the Company’s unaudited condensed consolidated balance sheets are subject to netting arrangements and qualify for net presentation.

The following table summarizes the location and fair value amounts of all commodity derivative instruments in the unaudited condensed consolidated balance sheets, as well as the gross recognized derivative assets, liabilities and amounts offset in the unaudited condensed consolidated balance sheets at March 31, 2017 (in thousands):

		March 31, 2017
Not Designated as		Gross Recognized	Gross Amounts	Net Recognized Fair Value
ASC 815 Hedges	Balance Sheet Location Classification	Assets/Liabilities	Offset	Assets/Liabilities
Derivative Assets:
Commodity contracts	Derivative financial instruments – current	$5,246	$(1,192)	$4,054
Commodity contracts	Derivative financial instruments – noncurrent	—	—	—
		$5,246	$(1,192)	$4,054
Derivative Liabilities:
Commodity contracts	Derivative financial instruments – current	$(1,192)	$1,192	$—
Commodity contracts	Derivative financial instruments – noncurrent	—	—	—
		$(1,192)	$1,192	$—

As of December 31, 2016, the Company did not have any commodity derivative contract positions.

Gains/Losses on Commodity Derivative Contracts

The Company does not designate its commodity derivative contracts as hedging instruments for financial reporting purposes. Accordingly, commodity derivative contracts are marked-to-market each quarter with the change in fair value during the periodic reporting period recognized currently as a gain or loss in “Gains on commodity derivative contracts—net” within revenues in the unaudited condensed consolidated statements of operations.

The following table presents net cash received for commodity derivative contracts and unrealized net gains recorded by the Company related to the change in fair value of the derivative instruments in “Gains on commodity derivative contracts—net” for the periods presented (in thousands):

For the Three Months Ended
March 31, 2017
Net cash received for commodity derivative contracts	$811
Unrealized net gains	4,054
Gains on commodity derivative contracts—net	$4,865

Cash settlements, as presented in the table above, represent realized gains related to the Company’s derivative instruments. In addition to cash settlements, the Company also recognizes fair value changes on its derivative instruments in each reporting period. The changes in fair value result from new positions and settlements that may occur during each reporting period, as well as the relationships between contract prices and the associated forward curves.

5. Property and Equipment

Property and equipment consisted of the following as of the dates presented:

	March 31, 2017	December 31, 2016
	(in thousands)
Oil and gas properties, on the basis of full-cost accounting:
Proved properties	$620,090	$573,150
Unproved properties	52,611	65,080
Other property and equipment	6,427	6,339
Less accumulated depreciation, depletion and amortization	(28,316)	(12,974)
Net property and equipment	$650,812	$631,595

Oil and Gas Properties

The Company capitalizes internal costs directly related to exploration and development activities to oil and gas properties. During the three months ended March 31, 2017 and 2016, the Company capitalized the following (in thousands):

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Internal costs capitalized to oil and gas properties (1)	$3,017	$1,270

(1)         Inclusive of $0.7 million and $0.2 million of qualifying share-based compensation expense for the three months ended March 31, 2017 and 2016, respectively.

The Company accounts for its oil and gas properties under the full cost method. Under the full cost method, proceeds realized from the sale or disposition of oil and gas properties are accounted for as a reduction to capitalized costs unless a significant portion of the Company’s reserve quantities are sold such that it results in a significant alteration of the relationship between capitalized costs and remaining proved reserves, in which case a gain or loss is generally recognized in income. During the three months ended March 31, 2017, the Company disposed of certain oil and gas equipment for cash proceeds of $1.4 million, which were reflected as reduction of oil and gas properties with no gain or loss recognized.

The Company performs a full-cost ceiling test on a quarterly basis. The test establishes a limit (ceiling) on the book value of the Company’s oil and gas properties. The capitalized costs of oil and gas properties, net of accumulated depreciation, depletion, amortization and impairment (DD&A) and the related deferred income taxes, may not exceed this “ceiling.” The ceiling limitation is equal to the sum of: (i) the present value of estimated future net revenues from the projected production of proved oil and gas reserves, excluding future cash outflows associated with settling asset retirement obligations accrued on the balance sheet, calculated using the average oil and natural gas sales price received by the Company as of the first trading day of each month over the preceding twelve months (such prices held constant throughout the life of the properties) and a discount factor of 10%; (ii) the cost of unproved properties excluded from the costs being amortized; (iii) the lower of cost or estimated fair value of unproved properties included in the costs being amortized; and (iv) related income tax effects. If capitalized costs exceed this ceiling, the excess is charged to expense in the accompanying unaudited condensed consolidated statements of operations.

The Company did not record an impairment of oil and gas properties during the Successor Period. During the Predecessor Period, capitalized costs exceeded the ceiling and the Company recorded an impairment of oil and gas properties of $127.7 million. This impairment was primarily the result of continued low commodity prices, which resulted in a decrease in the discounted present value of the Company’s proved oil and natural gas reserves.

Depreciation, depletion and amortization is calculated using the Units of Production Method (“UOP”). The UOP calculation multiplies the percentage of total estimated proved reserves produced by the cost of those reserves. The result is to recognize expense at the same pace that the reservoirs are estimated to be depleting. The amortization base in the UOP calculation includes the sum of proved property costs net of accumulated depreciation, depletion, amortization and impairment, estimated future development costs (future costs to access and develop proved reserves) and asset retirement costs that are not already included in oil and gas property, less related salvage value. The following table presents depletion expense related to oil and gas properties for the three months ended March 31, 2017 and 2016, respectively:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
	(in thousands)	(in thousands)	(per Boe)	(per Boe)
Depletion expense	$14,753	$23,742	$6.96	$8.15
Depreciation on other property and equipment	589	1,093	0.28	0.37
Depreciation, depletion, and amortization	$15,342	$24,835	$7.24	$8.52

Oil and gas unproved properties include costs that are not being depleted or amortized. The Company excludes these costs until proved reserves are found, until it is determined that the costs are impaired or until major development projects are placed in service, at which time the costs are moved into oil and natural gas properties subject to amortization. All unproved property costs are reviewed at least annually to determine if impairment has occurred. In addition, impairment assessments are made for interim reporting periods if facts and circumstances exist that suggest impairment may have occurred. During any period in which impairment is indicated, the accumulated costs associated with the impaired property are transferred to proved properties and become part of our depletion base and subject to the full cost ceiling limitation. No impairment of unproved properties was recorded during the three months ended March 31, 2017 or the period October 21, 2016 through December 31, 2016. Unproved property was $52.6 million and $65.1 million at March 31, 2017 and December 31, 2016, respectively.

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

6. Other Noncurrent Assets

The following table presents the components of other noncurrent assets as of the dates presented:

	March 31, 2017	December 31, 2016
	(in thousands)
Deferred financing costs associated with the Exit Facility	$1,108	$1,187
Field equipment inventory	2,806	2,619
Other	1,649	1,649
Other noncurrent assets	$5,563	$5,455

7. Accrued Liabilities

The following table presents the components of accrued liabilities as of the dates presented:

	March 31, 2017	December 31, 2016
	(in thousands)
Accrued oil and gas capital expenditures	$10,309	$6,118
Accrued revenue and royalty distributions	26,365	28,262
Accrued lease operating and workover expense	8,395	8,932
Accrued interest	214	254
Accrued taxes	2,153	2,537
Compensation and benefit related accruals	2,547	3,516
Other	3,148	4,112
Accrued liabilities	$53,131	$53,731

8. Asset Retirement Obligations

Asset Retirement Obligations (“AROs”) represent the estimated future abandonment costs of tangible assets, such as wells, service assets and other facilities. The estimated fair value of the ARO at inception is capitalized as part of the carrying amount of the related long-lived assets.

The following table reflects the changes in the Company’s AROs for the periods presented (in thousands):

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Asset retirement obligations — beginning of period	$14,200	$18,708
Liabilities incurred	90	481
Revisions	—	—
Liabilities settled	(30)	(173)
Liabilities eliminated through asset sales	—	—
Current period accretion expense	276	420
Asset retirement obligations — end of period	$14,536	$19,436

9. Debt

Exit Facility

At March 31, 2017 and December 31, 2016, the Company maintained a reserves based credit facility with a borrowing base of $170.0 million (the “Exit Facility”). At March 31, 2017 and December 31, 2016, the Company had $128.1 million drawn on the Exit Facility and had outstanding letters of credit obligations totaling $1.9 million. The Exit Facility is not subject to a borrowing base redetermination until April 2018 (provided certain conditions are met) and unless the borrowing base is redetermined earlier, the amount available to be drawn under the Exit Facility is reduced by $40.0 million until that date, and thereafter, the Company must maintain liquidity (as defined therein) equal to at least 20.0% of the effective borrowing base. As a result, at March 31, 2017, the Company had no amount of availability on the Exit Facility.

The Exit Facility matures on September 30, 2020 and borrowings thereunder are secured by (i) first-priority mortgages on at least 95% of the Company’s oil and gas properties, (ii) all other presently owned or after-acquired property (including but not limited to as-extracted collateral, accounts receivable, inventory, equipment, general intangibles, investment property, intellectual property, real property and the proceeds of the foregoing) and (iii) a perfected pledge on all equity interests. The Exit Facility bears interest at LIBOR plus 4.50% per annum, subject to a 1.00% LIBOR floor. At March 31, 2017, the weighted average interest rate was 5.50%. Unamortized debt issuance costs of $1.1 million and $1.2 million associated with the Exit Facility are included in other noncurrent assets on the unaudited condensed consolidated balance sheets at March 31, 2017 and December 31, 2016, respectively.

In addition to interest expense, the Exit Facility requires the payment of a commitment fee each quarter. The commitment fee is computed at the rate of 0.50% per annum based on the average daily amount by which the borrowing base exceeds outstanding borrowings during each quarter.

In addition to the aforementioned liquidity covenant, the Exit Facility also contains various other financial covenants, including an EBITDA to interest expense coverage ratio limitation of not less than 3.00:1.00, a ratio limitation of Total Net Indebtedness (as defined in the Exit Facility) to EBITDA of not more than 2.25:1.00 through April 1, 2018 and not more than 3.00:1.00 thereafter, and a limitation on Capital Expenditures (as defined) of $81.0 million for the year ended December 31, 2017, $85.0 million for the year ended December 31, 2018 and $78.0 million for the year ended December 31, 2019. The Exit Facility is also subject to a variety of other terms and conditions including conditions precedent to funding, restrictions on the payment of dividends and various other covenants and representations and warranties. As of March 31, 2017, the Company was in compliance with its debt covenants.

The Company believes the carrying amount of the Exit Facility at March 31, 2017 approximates its fair value (Level 2) due to the variable nature of the Exit Facility interest rate.

10. Equity and Share-Based Compensation

Common Shares

Share Activity

The following table summarizes changes in the number of outstanding shares during the three months ended March 31, 2017:

	Common Stock	Treasury Stock(1)
Share count as of December 31, 2016	24,994,867	—
Common stock issued	—	—
Acquisition of treasury stock	—	—
Share count as of March 31, 2017	24,994,867	—

(1)                                 Treasury stock represents the net settlement on vesting of restricted stock necessary to satisfy the minimum statutory tax withholding requirements.

Share-Based Compensation

2016 Long Term Incentive Plan

On the Effective Date, the Company established the 2016 LTIP and filed a Form S-8 with the SEC, registering 3,513,950 shares for issuance under the terms of the 2016 LTIP to employees, directors and certain other persons (the “Award Shares”). The types of awards that may be granted under the 2016 LTIP include stock options, restricted stock units, restricted stock, performance awards and other forms of awards granted or denominated in shares of common stock of the reorganized Company, as well as certain cash-based awards (the “Awards”). The terms of each award are as determined by the Compensation Committee of the Board of Directors. Awards that expire, or are canceled, forfeited, exchanged, settled in cash or otherwise terminated, will again be available for future issuance under the 2016 LTIP. At March 31, 2017, 2,131,680 Award Shares remain available for issuance under the terms of the 2016 LTIP.

Restricted Stock Units

At March 31, 2017, the Company had 681,915 non-vested restricted stock units outstanding to employees and non-employee directors pursuant to the 2016 LTIP, excluding restricted stock units issued to non-employee directors containing a market condition, which are discussed below. Restricted stock units granted to employees under the 2016 LTIP vest ratably over a period of three years: one-sixth will vest on the six-month anniversary of the grant date, an additional one-sixth will vest on the twelve-month anniversary of the grant date, an additional one-third will vest on the twenty-four month anniversary of the grant date and the final one-third will vest on the thirty-six month anniversary of the grant date. Restricted stock units granted to non-employee directors vest on the first to occur of (i) December 31, 2017, (ii) the date the non-employee director ceases to be a director of the Board (other than for cause), (iii) the director’s death, (iv) the director’s disability or (v) a change in control of the Company.

The fair value of restricted stock units was based on grant date fair value of the Company’s common stock. Compensation expense is recognized ratably over the requisite service period.

The following table summarizes the Company’s non-vested restricted stock unit award activity for the three months ended March 31, 2017:

	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested shares outstanding at December 31, 2016	685,662	$19.66
Granted	4,000	$19.08
Vested	—	$—
Forfeited	(7,747)	$19.66
Non-vested shares outstanding at March 31, 2017	681,915	$19.66

Unrecognized expense as of March 31, 2017 for all outstanding restricted stock units under the 2016 LTIP Plan was $8.8 million and will be recognized over a weighted average period of 1.5 years. On April 21, 2017, 103,301 restricted stock units vested before consideration of minimum statutory tax withholding requirements.

Stock Options

At March 31, 2017, the Company had 624,059 non-vested options outstanding pursuant to the 2016 LTIP. Stock Option Awards granted under the 2016 LTIP vest ratably over a period of three years: one-sixth will vest on the six-month anniversary of the grant date, an additional one-sixth will vest on the twelve-month anniversary of the grant date, an additional one-third will vest on the twenty four-month anniversary of the grant date and the final one-third will vest on the thirty six-month anniversary of the grant date. Stock Option Awards expire 10 years from the grant date.

The Company utilizes the Black-Scholes-Merton option pricing model to determine the fair value of stock option awards. Determining the fair value of equity-based awards requires judgment, including estimating the expected term that stock option awards will be outstanding prior to exercise and the associated volatility.

The assumptions used to estimate the fair value of stock option awards issued during the three months ended March 31, 2017 are as follows:

Awards Issued in Successor Period
Risk-free interest rate (1)	2.11%
Dividend yield	—
Expected option life (2)	5.96
Expected volatility (3)	65.0%
Calculated fair value per stock option	$11.43

(1)	U.S. Treasury yields as of the grant date were utilized for the risk-free interest rate assumption, matching the treasury yield terms to the expected life of the option.

(2)	As the Company had no exercise history associated with stock options at the Effective Date, expected option life assumptions were developed using the simplified method in accordance with US GAAP.

(3)

As the Company had limited stock option history at March 31, 2017, it utilized six peer companies of comparable size and industry to estimate volatility utilizing a period that is commensurate with the expected option life. The Company weighted historical volatility and implied volatility 50/50 for those peer companies where both were available, with volatility ranging in the peer companies from 36.9% to 68.2%.

The following table summarizes the Company’s 2016 LTIP non-vested stock option activity for the three months ended March 31, 2017:

	Options	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Stock options outstanding at December 31, 2016	627,806		$19.66	9.6
Granted	4,000	$19.08	$19.08	10.0
Vested	—	$—	$—	—
Forfeited	(7,747)		$19.66	—
Stock options outstanding at March 31, 2017	624,059		$19.66	9.6

Unrecognized expense as of March 31, 2017 for all outstanding stock options under the 2016 LTIP Plan was $4.5 million and will be recognized over a weighted average period of 1.5 years. On April 21, 2017, 103,301 stock options vested before consideration of minimum statutory tax withholding requirements.

Non-Employee Director Restricted Stock Units Containing a Market Condition

On November 23, 2016, the Company issued certain restricted stock units to non-employee directors that contain a market vesting condition. These restricted stock units will vest (i) on the first business day following the date on which the trailing 60-day average share price (including any dividends paid) of the Company’s common stock is equal to or greater than $30.00 or (ii) upon a change in control of the Company. Additionally, all unvested restricted stock units containing a market vesting condition will be immediately forfeited upon the first to occur of (i) the fifth (5th) anniversary of the grant date or (ii) any participant’s termination as a director for any reason (except for a termination as part of a change in control of the Company).

These restricted stock awards are accounted for as liability awards under FASB ASC 718 as the awards allow for the withholding of taxes at the discretion of the non-employee director. The liability is re-measured, with a corresponding adjustment to earnings, at each fiscal quarter-end during the performance cycle. The liability and related compensation expense of these awards for each period is recognized by dividing the fair value of the total liability by the requisite service period and recording the pro rata share for the period for which service has already been provided. As there are inherent uncertainties related to these factors and the Company’s judgment in applying them to the fair value determinations, there is risk that the recorded compensation may not accurately reflect the amount ultimately earned by the non-employee directors.

The restricted stock unit awards issued to non-employee directors containing a market condition has a derived service period of one year. At March 31, 2017 the Company recorded a $0.4 million liability included within accrued liabilities on the unaudited condensed consolidated balance sheets related to the market condition awards. The weighted-average fair value of the restricted stock units containing a market condition was $15.23 at March 31, 2017.

As of March 31, 2017, unrecognized stock-based compensation related to market condition awards was $0.8 million and will be recognized over a weighted-average period of 0.6 years.

11. Income Taxes

For the three months ended March 31, 2017, we recorded no income tax expense or benefit. The significant difference between our effective tax rate and the federal statutory income tax rate of 35% is primarily due to the effect of changes in the Company’s valuation allowance. During the three months ended March 31, 2017, the Company’s valuation allowance decreased by $7.2 million from December 31, 2016, bringing the total valuation allowance to $153.6 million at March 31, 2017. A valuation allowance has been recorded as management does not believe that it is more-likely-than-not that its deferred tax assets are realizable.

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

Three Months Ended
March 31, 2017
(in thousands, except per share amounts)
Net Earnings:
Net income	$18,485
Participating securities—non-vested restricted stock	(546)
Basic and diluted earnings	$17,939

Common Shares:
Common shares outstanding — basic (1)	25,012
Dilutive effect of potential common shares	—
Common shares outstanding — diluted	25,012

Net Earnings Per Share:
Basic	$0.72
Diluted	$0.72
Antidilutive stock options (2)	627
Antidilutive warrants (3)	6,626

(1)                                 Weighted-average common shares outstanding for basic and diluted earnings per share purposes includes 17,533 shares of common stock that, while not issued and outstanding at March 31, 2017, are required by the Plan to be issued.

(2)                                 Amount represents options to purchase common stock that are excluded from the diluted net earnings per share calculations because of their antidilutive effect.

(3)                                 Amount represents warrants to purchase common stock that are excluded from the diluted net earnings per share calculations because of their antidilutive effect.

Predecessor

The Company’s nonvested stock awards, which were granted as part of the 2012 LTIP, contained nonforfeitable rights to dividends and as such, were considered to be participating securities and are included in the computation of basic and diluted earnings per share, pursuant to the two-class method.

The computation of diluted earnings per share attributable to common shareholders reflects the potential dilution that could occur if securities or other contracts to issue common shares that are dilutive were exercised or converted into common shares (or resulted in the issuance of common shares) and would then share in the earnings of the Company. During the periods in which the Company records a loss from continuing operations attributable to common shareholders, securities would not be dilutive to net loss per share and conversion into common shares is assumed to not occur. Diluted net earnings (loss) per share attributable to common shareholders is calculated under both the two-class method and the treasury stock method; the more dilutive of the two calculations is presented below.

The following table provides a reconciliation of net income (loss) to preferred shareholders, common shareholders, and participating securities for purposes of computing net income (loss) per share for the three months ended March 31, 2016:

Three Months Ended
March 31, 2016
(in thousands, except per share amounts)
Net loss	$(179,274)
Preferred Dividend	—
Net loss attributable to shareholders	$(179,274)

Weighted average shares outstanding	10,621
Basic and diluted net loss per share	$(16.88)

13. Commitments and Contingencies

The Company is involved in various matters incidental to its operations and business that might give rise to a loss contingency. These matters may include legal and regulatory proceedings, commercial disputes, claims from royalty, working interest and surface owners, property damage and personal injury claims and environmental or other matters. In addition, the Company may be subject to customary audits by governmental authorities regarding the payment and reporting of various taxes, governmental royalties and fees as well as compliance with unclaimed property (escheatment) requirements and other laws. Further, other parties with an interest in wells operated by the Company have the ability under various contractual agreements to perform audits of its joint interest billing practices.

The Company vigorously defends itself in these matters. If the Company determines that an unfavorable outcome or loss of a particular matter is probable and the amount of loss can be reasonably estimated, it accrues a liability for the contingent obligation. As new information becomes available or as a result of legal or administrative rulings in similar matters or a change in applicable law, the Company’s conclusions regarding the probability of outcomes and the amount of estimated loss, if any, may change. The impact of subsequent changes to the Company’s accruals could have a material effect on its results of operations. As of March 31, 2017 and December 31, 2016, the Company’s total accrual for all loss contingencies was $1.7 million and $1.1 million, respectively.

In March 2017, the Company received approval of an insurance reimbursement claim for $1.9 million. As such, the Company included the insurance reimbursement as a reduction of lease operating expenses in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2017.

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2016, and the related management’s discussion and analysis contained in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission (“SEC”) on March 30, 2017, as well as the unaudited condensed consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

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

Forward-looking statements may include statements about our:

•                  business strategy, including our business strategy post-emergence from our Chapter 11 Cases;

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

Upon our emergence from the Chapter 11 Cases on October 21, 2016, we adopted fresh start accounting as required by US GAAP. As a result of the application of fresh start accounting, as well as the effects of the implementation of the Plan, our consolidated financial statements on or after October 21, 2016, are not comparable with our consolidated financial statements prior to that date. References to “Successor Period” relate to the results of operations for the period January 1, 2017 through March 31, 2017 and references to “Predecessor Period” refer to the results of operations of the Company from January 1, 2016 through March 31, 2016.

Operations Update

Mississippian Lime

For the three months ended March 31, 2017 and December 31, 2016, our average daily production from the Mississippian Lime asset was as follows:

	Three Months Ended March 31, 2017	Three Months Ended December 31, 2016 (1)	Decrease in Production

Average daily production:
Oil (Bbls)	5,605	6,140	(8.7)%
Natural gas liquids (Bbls)	4,588	4,875	(5.9)%
Natural gas (Mcf)	56,075	59,329	(5.5)%
Net Boe/day	19,539	20,903	(6.5)%

(1)                                 The three months ended December 31, 2016 is comprised of the period October 21, 2016 through December 31, 2016 (Successor Period) and October 1, 2016 through October 20, 2016 (Predecessor Period).

The following table shows our total number of horizontal wells spud and brought into production in the Mississippian Lime asset during the first quarter of 2017:

	Total Number of Gross Horizontal Wells Spud (1)	Total Number of Gross Horizontal Wells Brought into Production
Mississippian Lime	6	8

(1)  We had one rig drilling in the Mississippian Lime horizontal well program at March 31, 2017. Of the six wells spud, three were producing, two were awaiting completion and one was being drilled at quarter-end.

In the first quarter of 2017, we incurred approximately $29.5 million of operational capital expenditures in the Mississippian Lime basin.

Anadarko Basin

For the three months ended March 31, 2017 and December 31, 2016, our average daily production from our Anadarko Basin asset was as follows:

	Three Months Ended March 31, 2017	Three Months Ended December 31, 2016 (1)	Decrease in Production

Average daily production:
Oil (Bbls)	1,364	1,540	(11.4)%
Natural gas liquids (Bbls)	1,093	1,139	(4.0)%
Natural gas (Mcf)	9,394	10,064	(6.7)%
Net Boe/day	4,023	4,356	(7.6)%

(1)                                 The three months ended December 31, 2016 is comprised of the period October 21, 2016 through December 31, 2016 (Successor Period) and October 1, 2016 through October 20, 2016 (Predecessor Period).

We did not spud any wells in our Anadarko Basin asset and did not have any operated drilling rigs in the area during the first quarter of 2017.

Capital Expenditures

During the three months ended March 31, 2017, we incurred operational capital expenditures of $31.7 million, which consisted of the following:

For the Three Months Ended March 31, 2017
Drilling and completion activities	$28,641
Acquisition of acreage and seismic data	3,103
Operational capital expenditures incurred	$31,744
Capitalized G&A, office, ARO & other	1,892
Capitalized interest	923
Total capital expenditures incurred	$34,559

Operational capital expenditures by area were as follows:

For the Three Months Ended March 31, 2017
Mississippian Lime	$29,524
Anadarko Basin	2,220
Total operational capital expenditures incurred	$31,744

We are currently operating one drilling rig in the Mississippian Lime asset. Based upon a one rig program, we would expect to invest between $90.0 million to $100.0 million of capital for exploration, development and lease and seismic acquisition, and drill 24 to 26 gross wells during the year ended December 31, 2017.

We are currently evaluating adding a second rig to our Mississippian Lime asset program sometime during the 2017 second quarter, which would require us to amend certain provisions of the Exit Facility. If we were to increase our operated drilling rig count to two rigs, depending upon when the second rig became available, we would expect to invest between $120.0 million and $140.0 million of capital for exploration, development and lease and seismic acquisition, and drill 36 to 40 gross wells during the year ended December 31, 2017.

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

We follow the full cost method of accounting for our oil and gas properties. In the first quarter of 2017, the results of our full cost “ceiling test” did not require us to recognize an impairment of our oil and gas properties. While impairments do not impact cash flow from operating activities or liquidity, they do decrease our net income/(loss) and shareholders’ equity.

We dispose of large volumes of saltwater produced in conjunction with oil and natural gas from drilling and production operations in the Mississippian Lime. Our disposal operations are conducted pursuant to permits issued to us by governmental authorities overseeing such disposal activities.

There exists a growing concern and heightened regulatory scrutiny surrounding any potential correlation between the injection of saltwater into disposal wells and those activities alleged contribution to increased seismic activity in certain areas, including the areas in which we operate, Oklahoma and Texas. On February 16, 2016, the Oil and Gas Conservation Division (“OGCD”) of the Oklahoma Corporation Commission requested we curtail our wastewater disposal volumes into the Arbuckle formation in our Mississippian Lime assets by approximately 40%. On March 7, 2016 and August 19, 2016, the OGCD identified additional wells that were required to reduce disposal volume. The OGCD established caps for additional wells on February 24, 2017. Our current plans are for future disposal wells to inject into formations other than the Arbuckle and we are currently disposing of approximately 40% of our produced salt water into formations other than the Arbuckle. We have timely met and satisfied all requests of the OCC regarding changes and/or reductions in disposal capacity in our operated Arbuckle disposal wells, all while maintaining our production base without any negative material impact thereto. We believe we are currently in compliance with the OGCD’s latest requests regarding Arbuckle injection limits; however a change in disposal well regulations or injection limits, or the inability to obtain permits for new disposal wells in the future may affect our ability to dispose of salt water and ultimately increase the cost of our operations and/or reduce the volume of oil and natural gas that we produce from our wells.

Results of Operations

The following table summarizes our revenues for the periods indicated (in thousands):

	Crude Oil	Natural Gas	NGLs	Total
Revenues for the three months ended March 31, 2016 (Predecessor)	$30,138	$13,942	$7,063	$51,143
Changes due to volumes	(20,226)	(4,640)	(2,488)	(27,354)
Changes due to price	21,124	7,796	6,619	35,539
Revenues for the three months ended March 31, 2017 (Successor)	$31,036	$17,098	$11,194	$59,328

Oil, Natural Gas and NGL Pricing

The following table sets forth information regarding average realized sales prices for the periods indicated:

	Successor	Predecessor
	For the Three Months	For the Three Months
	Ended March 31, 2017	Ended March 31, 2016	% Change
AVERAGE SALES PRICES:
Oil, without realized derivatives (per Bbl)	$49.48	$29.09	70.1%
Oil, with realized derivatives (per Bbl)	$50.26	$29.09	72.8%
Natural gas liquids, without realized derivatives (per Bbl)	$21.89	$11.30	93.7%
Natural gas liquids, with realized derivatives (per Bbl)	$21.89	$11.30	93.7%
Natural gas, without realized derivatives (per Mcf)	$2.90	$1.86	55.9%
Natural gas, with realized derivatives (per Mcf)	$2.96	$1.86	59.1%

Oil Revenues

Successor Period

For the Successor Period, our oil sales revenues were $31.0 million. Our oil revenue was comprised of $25.0 million from our Mississippian Lime assets and $6.0 million from our Anadarko Basin assets.

Predecessor Period

For the Predecessor Period, our oil sales revenues were $30.1 million. Our oil revenue was comprised of $24.3 million from our Mississippian Lime assets and $5.8 million from our Anadarko Basin assets.

Natural Gas Revenues

Successor Period

For the Successor Period, our natural gas sales revenues were $17.1 million. Our natural gas revenue was comprised of $14.8 million from our Mississippian Lime assets and $2.3 million from our Anadarko Basin assets.

Predecessor Period

For the Predecessor Period, our natural gas sales revenues were $13.9 million. Our natural gas revenue was comprised of $12.3 million from our Mississippian Lime assets and $1.6 million from our Anadarko Basin assets.

NGL Revenues

Successor Period

For the Successor Period, our NGLs sales revenues were $11.2 million. Our NGL revenue was comprised of $9.1 million from our Mississippian Lime assets and $2.1 million from our Anadarko Basin assets.

Predecessor Period

For the Predecessor Period, our NGLs sales revenues were $7.0 million. Our NGL revenue was comprised of $5.7 million from our Mississippian Lime assets and $1.3 million from our Anadarko Basin assets.

Gains/Losses on Commodity Derivative Contracts—Net

A summary of our open commodity derivative positions is included in Note 4 to the financial statements included in “Part I. Financial Information – Item 1. Financial Statements” of this report. The following tables provide financial information associated with our oil and natural gas hedges for the period indicated (in thousands):

For the Three Months Ended March 31, 2017
Cash settlements
Oil derivatives	$489
Natural gas derivatives	322
Total cash settlements	$811

Gains due to fair value changes
Oil derivatives	$3,231
Natural gas derivatives	823
Total gains on fair value changes	$4,054

Gains on commodity derivative contracts—net	$4,865

Successor Period

During the three months ended March 31, 2017, we had an unrealized gain of $4.1 million from our mark-to-market (“MTM”) derivative positions, representing the changes in fair value from new positions and settlements that occurred during the period, as well as the relationship between contract prices and the associated forward curves. Cash receipts for the settlements of derivatives during the period were $0.8 million.

Predecessor Period

We had no open or settled commodity derivative positions in the first quarter of 2016.

Oil, Natural Gas and NGL Production

	Successor	Predecessor
	For the Three Months	For the Three Months
	Ended March 31, 2017	Ended March 31, 2016	% Change
PRODUCTION DATA:
Oil (Bbls/d)
Mississippian Lime	5,605	9,195	(39.0)%
Anadarko Basin	1,364	2,188	(37.7)%
Natural gas liquids (Bbls/d)
Mississippian Lime	4,588	5,586	(17.9)%
Anadarko Basin	1,093	1,284	(14.9)%
Natural gas (Mcf/d)
Mississippian Lime	56,075	71,415	(21.5)%
Anadarko Basin	9,394	11,176	(15.9)%
Combined (Boe/d)
Mississippian Lime	19,539	26,683	(26.8)%
Anadarko Basin	4,023	5,335	(24.6)%

Commodity production for the Successor Period is lower compared to the Predecessor Period due to natural decline and a lower level of drilling activity during most of fiscal year 2016 and continuing through the first quarter of 2017.

Expenses

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
	(in thousands)	(in thousands)	(per Boe)	(per Boe)
EXPENSES:
Lease operating and workover	$15,852	$15,761	$7.47	$5.41
Gathering and transportation	3,687	4,421	1.74	1.52
Severance and other taxes	2,121	1,504	1.00	0.52
Asset retirement accretion	276	420	0.13	0.15
Depreciation, depletion, and amortization	15,342	24,835	7.23	8.52
Impairment of oil and gas properties	—	127,734	—	43.83
General and administrative	8,275	11,288	3.90	3.87
Advisory fees	—	1,117	—	0.38
Total expenses	$45,553	$187,080	$21.47	$64.20

Lease Operating and Workover

Successor Period

For the Successor Period, our lease operating and workover expenses were $15.9 million at a cost of $7.47 per Boe. As previously discussed in “Item 1.—Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements —Note 13. Commitments and Contingencies”, lease operating and workover expenses were positively impacted during the period by a $1.9 million reimbursement received for an insurance claim.

Predecessor Period

For the Predecessor Period, our lease operating and workover expenses were $15.8 million at a cost of $5.41 per Boe.

Gathering and Transportation

Successor Period

For the Successor Period, our gathering and transportation expenses were $3.7 million at a cost of $1.74 per Boe.

Predecessor Period

For the Predecessor Period, our gathering and transportation expenses were $4.4 million at a cost of $1.52 per Boe.

Severance and Other Taxes

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
	(in thousands)	(in thousands)
Total oil, natural gas, and natural gas liquids sales	$59,328	$51,143

Severance taxes	1,897	1,068
Ad valorem and other taxes	224	436
Severance and other taxes	$2,121	$1,504
Severance taxes as a percentage of sales	3.2%	2.1%
Severance and other taxes as a percentage of sales	3.6%	2.9%

Successor Period

For the Successor Period, our severance and other tax expenses were $2.1 million or 3.6% of sales. Severance tax was $1.9 million or 3.2% of sales during the Successor Period.

Predecessor Period

For the Predecessor Period, our severance and other tax expenses were $1.5 million or 2.9% of sales. Severance tax was $1.1 million or 2.1% of sales during the Predecessor Period.

Depreciation, Depletion and Amortization (“DD&A”)

Successor Period

For the Successor Period, our DD&A expenses were $15.3 million at a cost of $7.23 per Boe.

Predecessor Period

For the Predecessor Period, our DD&A expenses were $24.8 million at a cost of $8.52 per Boe.

Impairment of Oil and Gas Properties

Successor Period

For the Successor Period, we did not incur any impairments of oil and gas properties.

Predecessor Period

For the Predecessor Period, our impairment of oil and gas properties was $127.7 million. The impairment expense recognized in the Predecessor Period was primarily due to a decrease in the PV-10 value of our proven oil and natural gas reserves as a result of continued low commodity prices, which are a significant input into the calculation of the discounted future cash flows associated with our proved oil and gas reserves.

General and Administrative (“G&A”)

Successor Period

For the Successor Period, our G&A expense was $8.3 million at a cost of $3.90 per Boe. G&A for the Successor Period was impacted by non-cash stock based compensation expense for awards issued pursuant to the 2016 LTIP of $3.3 million and trailing costs incurred related to the Chapter 11 Cases of $0.6 million.

Predecessor Period

For the Predecessor Period, our G&A expense was $11.3 million at a cost of $3.87 per Boe. G&A for the Predecessor Period includes the acceleration of rent and related expenses totaling $3.3 million associated with the Houston office lease abandonment.

Advisory Fees

Successor Period

For the Successor Period, we did not incur any debt restructuring costs and advisory fees.

Predecessor Period

For the Predecessor Period, we incurred $1.1 million of advisory fees to assist with analyzing various strategic alternatives to address our liquidity and capital structure.

Other Expense

	Successor	Predecessor
	For the Three Months Ended	For the Three Months Ended
	March 31, 2017	March 31, 2016
	(in thousands)	(in thousands)
OTHER EXPENSE
Interest income	$—	$57
Interest expense	(1,820)	(50,488)
Amortization of deferred financing costs	(80)	—
Amortization of deferred gain	—	6,276
Capitalized interest	923	—
Interest expense—net of amounts capitalized	(977)	(44,212)

Total other expense	$(977)	$(44,155)

Interest Expense

Successor Period

For the Successor Period, we incurred $1.8 million of interest expense related to our Exit Facility which bears interest at LIBOR plus 4.50% per annum, subject to a 1.00% LIBOR floor. At March 31, 2017, the weighted average interest rate was 5.50%. We also capitalized $0.9 million of interest expense to our unproved oil and gas properties during the period.

Predecessor Period

For the Predecessor Period, we incurred $44.2 million of interest expense. During the Predecessor Period, interest expense was offset by $6.3 million in amortization of the deferred gain on forgiven debt. No interest expense was capitalized for the three months ended March 31, 2016, due to the transfer of all balances related to unproved properties to the full cost pool at December 31, 2015.

Provision for Income Taxes

Successor Period

For the Successor Period, we had no provision for income taxes due to the change in our valuation allowance recorded against our net deferred tax assets. Our valuation allowance decreased by $7.2 million from December 31, 2016 bringing our total valuation allowance to $153.6 million at March 31, 2017.

Predecessor Period

For the Predecessor Period, we had no provision for income taxes due to the change in our valuation allowance recorded against our net deferred tax assets.

Liquidity and Capital Resources

Overview

The following table presents a summary of our key financial indicators at the dates presented (in thousands):

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$84,453	$76,838
Net working capital	70,918	67,637
Total long-term debt	128,059	128,059
Total stockholders’ equity	584,089	561,814
Available borrowing capacity	—	—

Our decisions regarding capital structure, hedging and drilling are based upon many factors, including anticipated future commodity pricing, expected economic conditions and recoverable reserves.

We anticipate our operating cash flows and cash on hand will be our primary sources of liquidity although we may seek to supplement our liquidity through divestitures, additional borrowings or debt or equity securities offerings as circumstances and market conditions dictate. We believe the combination of these sources of liquidity will be adequate to fund anticipated capital expenditures, service our existing debt and remain compliant with all other contractual commitments.

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

We enter into hedging activities with respect to a portion of our production to manage our exposure to oil, natural gas and NGL price volatility. To the extent that we engage in price risk management activities to protect ourselves from commodity price declines, we may be prevented from fully realizing the benefits of commodity price increases above the prices established by our hedging contracts. In addition, our hedging arrangements may expose us to the risk of financial loss in certain circumstances, including instances in which the contract counterparties fail to perform under the contracts.

Significant Sources of Capital

Exit Facility

At March 31, 2017, in addition to cash on hand of $84.5 million, we maintained the Exit Facility. The Exit Facility has a current borrowing base of $170.0 million and no borrowing base redeterminations are to occur until April 2018 (provided certain conditions are met) with semiannual borrowing base redeterminations each year on April 1 and October 1 thereafter. Until April 2018, unless the borrowing base is redetermined earlier, the amount available to be drawn under the Exit Facility is reduced by $40.0 million, and thereafter, we must maintain liquidity (as defined therein) equal to at least 20.0% of the effective borrowing base. At March 31, 2017, we had $128.1 million drawn on the Exit Facility and outstanding letters of credit obligations totaling $1.9 million. As a result, at March 31, 2017 we had no amount of availability on the Exit Facility.

The Exit Facility matures on September 30, 2020 and borrowings thereunder are secured by (i) first-priority mortgages on at least 95% of the our oil and gas properties, (ii) all other presently owned or after-acquired property (including but not limited to as-extracted collateral, accounts receivable, inventory, equipment, general intangibles, investment property, intellectual property, real property and the proceeds of the foregoing) and (iii) a perfected pledge on all equity interests. The Exit Facility bears interest at LIBOR plus 4.50% per annum, subject to a 1.00% LIBOR floor. At March 31, 2017, the weighted average interest rate was 5.50%.

In addition to interest expense, the Exit Facility requires the payment of a commitment fee each quarter. The commitment fee is computed at the rate of 0.50% per annum based on the average daily amount by which the borrowing base exceeds outstanding borrowings during each quarter.

Debt Covenants

In addition to the aforementioned liquidity covenant, the Exit Facility also contains various other financial covenants, including an EBITDA to interest expense coverage ratio limitation of not less than 3.00:1.00, a ratio limitation of Total Net Indebtedness (as defined in the Exit Facility) to EBITDA of not more than 2.25:1.00 through April 1, 2018 and not more than 3.00:1.00 thereafter, and a capital expenditure limitation of $81.0 million for the year ended December 31, 2017, $85.0 million for the year ended December 31, 2018 and $78.0 million for the year ended December 31, 2019. The Exit Facility is also subject to a variety of other terms and conditions including conditions precedent to funding, restrictions on the payment of dividends and various other covenants and representations and warranties. As of March 31, 2017, we were in compliance with our debt covenants.

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

Our operating cash flows are sensitive to a number of variables, the most significant of which is the volatility of oil and gas prices. Regional and worldwide economic activity, weather, infrastructure capacity to reach markets and other variable factors significantly impact the prices of these commodities. These factors are beyond our control and are difficult to predict. For additional information on the impact of changing prices on our financial position, see “Item 3.—Quantitative and Qualitative Disclosures about Market Risk.”

The following information highlights the significant period-to-period variances in our cash flow amounts (in thousands):

	Successor	Predecessor
	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Net cash provided by operating activities	$32,373	$29,855
Net cash used in investing activities	(24,758)	(58,654)
Net cash provided by financing activities	—	249,132
Net change in cash	$7,615	$220,333

Cash flows provided by operating activities

Net cash provided by operating activities was $32.4 million and $29.9 million for the three months ended March 31, 2017 and 2016, respectively.

Cash flows used in investing activities

We had net cash used in investing activities of $24.8 million and $58.7 million for the three months ended March 31, 2017 and 2016, respectively. Net cash used in investing activities for the Successor Period and Predecessor Period primarily represents cash invested in oil and gas property and equipment.

Cash flows provided by financing activities

We had no net cash provided by financing activities for the three months ended March 31, 2017 and $249.1 million for the three months ended March 31, 2016. Net cash provided by financing activities for the Predecessor Period primarily represents borrowings from the RBL of $249.2 million.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to those policies. When used in the preparation of our unaudited condensed consolidated financial statements, estimates are based on our current knowledge and understanding of the underlying facts and circumstances and may be revised as a result of actions we take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our condensed consolidated financial position, results of operations and cash flows.

Other Items

Obligations and Commitments

We have various contractual obligations for operating leases, including drilling contracts, as well as lease commitments and commitments under our Exit Facility. Information regarding these various obligations and commitments are included in our Form 10-K for the year ended December 31, 2016. There have been no significant changes in these obligations and commitments.

Off-Balance Sheet Arrangements

We do not currently utilize any off-balance sheet arrangements with unconsolidated entities to enhance our liquidity and capital resource positions or for any other purpose. However, as is customary in the oil and gas industry, we have various contractual work commitments and letters of credit as described in our notes to the unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 provides guidance concerning the recognition and measurement of revenue from contracts with customers. The objective of ASU 2014-09 is to increase the usefulness of information in the financial statements regarding the nature, timing and uncertainty of revenues. We plan to review contracts for each revenue stream identified within our business. Through this process, we will determine and document the expected changes in revenue recognition upon adoption of the revised guidance and then evaluate the potential information technology and internal control changes that will be required for adoption based on the findings from our contract review process. We will conduct the contract review process throughout 2017 and, as a result, areas of impact may be identified. We cannot reasonably quantify the impact of adoption at this time. We expect to complete the assessment of ASU 2014-09, including the transition method, in the latter half of 2017.

In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. All leases create an asset and a liability for the lessee and therefore recognition of those lease assets and lease liabilities is required by ASU 2016-02. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are in the initial evaluation and planning stages for ASU 2016-02 and do not expect to move beyond this stage until completion of its evaluation of ASU 2014-09, which is expected to occur in the latter half of 2017.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Commodity Price Exposure

We are exposed to market risk as the prices of oil, NGLs and natural gas fluctuate due to changes in supply and demand. To partially reduce price risk caused by these market fluctuations, we have hedged and in the long-term, expect to hedge, a significant portion of our future production.

We utilize derivative financial instruments to manage risks related to changes in oil and natural gas prices. As of March 31, 2017, we utilized fixed price swaps, collars and three way collars to reduce the volatility of oil and natural gas prices on a portion of our future expected oil and natural gas production.

For derivative instruments recorded at fair value, the credit standing of our counterparties is analyzed and factored into the fair value amounts recognized on the balance sheet.

The fair values of our commodity derivatives are largely determined by estimates of the forward curves of the relevant price indices. At March 31, 2017, a 10% change in the forward curves associated with our commodity derivative instruments would have changed our net asset positions by the following amounts:

	10% Increase	10% Decrease
	(in thousands)
Gain (loss):
Gas derivatives	$(3,291)	$3,279
Oil derivatives	$(4,672)	$4,768

Interest Rate Risk

At March 31, 2017, we had indebtedness outstanding under our Exit Facility of $128.1 million, which bears interest at LIBOR plus 4.50% per annum, subject to a 1.00% LIBOR floor. Assuming the Exit Facility is fully drawn, a one percent increase in interest rates for the three months ended March 31, 2017 would have resulted in a $0.3 million increase in annual interest cost, before capitalization.

At March 31, 2017, we did not have any interest rate derivatives in place and have not historically utilized interest rate derivatives. In the future, we may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing or future debt issues. Interest rate derivatives are used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the period covered by this report, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2017, these disclosure controls and procedures were effective and ensured that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risks described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 30, 2017.

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

MIDSTATES PETROLEUM COMPANY, INC.

Dated: May 10, 2017	/s/ Frederic F. Brace
Frederic F. Brace
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2017	/s/ Nelson M. Haight
Nelson M. Haight
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: May 10, 2017	/s/ Richard W. McCullough
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