Form 10-Q
period 2017-06-30
Midstates Petroleum Company, Inc.
filed 2017-08-09
CIK 1533924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to                         .

Commission File Number: 001-35512

MIDSTATES PETROLEUM COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	45-3691816 (I.R.S. Employer Identification No.)

321 South Boston Avenue, Suite 1000 Tulsa, Oklahoma (Address of principal executive offices)	74103 (Zip Code)

Registrant’s telephone number, including area code: (918) 947-8550

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of our stock at August 3, 2017 is shown below:

Class	Number of shares outstanding
Common stock, $0.01 par value	25,065,009

DOCUMENTS INCORPORATED BY REFERENCE

None.

MIDSTATES PETROLEUM COMPANY, INC.

QUARTERLY REPORT ON

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

Page

Glossary of Oil and Natural Gas Terms	3

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016 (unaudited)	5
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2017 (Successor) and 2016 (Predecessor) (unaudited)	6
Condensed Consolidated Statements of Changes in Stockholders’ Equity/(Deficit) for the Six Months Ended June 30, 2017 (Successor) and 2016 (Predecessor) (unaudited)	7
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017 (Successor) and 2016 (Predecessor) (unaudited)	8

Notes to the Unaudited Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	39

Item 4. Controls and Procedures	40

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	41

Item 1A. Risk Factors	41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3. Defaults upon Senior Securities	41

Item 4. Mine Safety Disclosures	41

Item 5. Other Information	41

Item 6. Exhibits	41

SIGNATURES	42

EXHIBIT INDEX	43

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

PART I — FINANCIAL INFORMATION

MIDSTATES PETROLEUM COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$85,999	$76,838
Accounts receivable:
Oil and gas sales	29,112	36,988
Joint interest billing	4,425	4,281
Other	1,218	2,456
Commodity derivative contracts	8,706	—
Other current assets	2,132	3,326
Total current assets	131,592	123,889
PROPERTY AND EQUIPMENT:
Oil and gas properties, on the basis of full-cost accounting
Proved properties	672,925	573,150
Unproved properties not being amortized	28,280	65,080
Other property and equipment	6,500	6,339
Less accumulated depreciation, depletion and amortization	(44,274)	(12,974)
Net property and equipment	663,431	631,595
OTHER NONCURRENT ASSETS:
Commodity derivative assets	412	—
Other noncurrent assets	6,213	5,455
Total other noncurrent assets	6,625	5,455
TOTAL	$801,648	$760,939
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,568	$2,521
Accrued liabilities	52,903	53,731
Total current liabilities	59,471	56,252
LONG-TERM LIABILITIES:
Asset retirement obligations	14,841	14,200
Long-term debt	128,059	128,059
Other long-term liabilities	606	614
Total long-term liabilities	143,506	142,873

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued or outstanding at June 30, 2017 and December 31, 2016	—	—
Warrants, 6,625,554 warrants outstanding at June 30, 2017 and December 31, 2016	37,329	37,329
Common stock, $0.01 par value, 250,000,000 shares authorized; 25,098,168 shares issued and 25,065,009 shares outstanding at June 30, 2017 and 24,994,867 shares issued and outstanding at December 31, 2016	251	250
Treasury stock	(622)	—
Additional paid-in-capital	519,556	514,305
Retained earnings	42,157	9,930
Total stockholders’ equity	598,671	561,814
TOTAL	$801,648	$760,939

The accompanying notes are an integral part of these consolidated financial statements.

MIDSTATES PETROLEUM COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Successor	Predecessor	Successor	Predecessor
	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
REVENUES:
Oil sales	$27,271	$39,110	$58,307	$69,248
Natural gas liquid sales	9,730	9,071	20,924	16,134
Natural gas sales	15,253	12,868	32,351	26,810
Gains on commodity derivative contracts—net	7,493	—	12,358	—
Other	932	1,510	1,754	2,328
Total revenues	60,679	62,559	125,694	114,520
EXPENSES:
Lease operating and workover	16,559	16,109	32,411	31,870
Gathering and transportation	3,641	4,711	7,328	9,132
Severance and other taxes	1,695	1,484	3,816	2,988
Asset retirement accretion	283	444	559	864
Depreciation, depletion, and amortization	15,959	18,638	31,301	43,473
Impairment in carrying value of oil and gas properties	—	62,963	—	190,697
General and administrative	7,572	4,497	15,847	15,785
Debt restructuring costs and advisory fees	—	6,472	—	7,589
Total expenses	45,709	115,318	91,262	302,398
OPERATING INCOME (LOSS)	14,970	(52,759)	34,432	(187,878)
OTHER INCOME (EXPENSE):
Interest income	—	24	—	81
Interest expense—net of amounts capitalized (excludes interest expense of $31.7 million on senior and secured notes subject to compromise for the three and six months ended June 30, 2016)	(1,228)	(18,839)	(2,205)	(63,051)
Reorganization items, net	—	80,536	—	80,536
Total other income (expense)	(1,228)	61,721	(2,205)	17,566
INCOME (LOSS) BEFORE TAXES	13,742	8,962	32,227	(170,312)
Income tax expense	—	—	—	—
NET INCOME (LOSS)	$13,742	$8,962	$32,227	$(170,312)
Successor participating securities—non-vested restricted stock	(360)	—	(897)	—
Predecessor participating securities—non-vested restricted stock	—	(98)	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$13,382	$8,864	$31,330	$(170,312)
Basic and diluted net income (loss) per share attributable to common shareholders	$0.53	$0.83	$1.25	$(16.01)
Basic and diluted weighted average number of common shares outstanding (Note 12)	25,093	10,653	25,053	10,637

The accompanying notes are an integral part of these consolidated financial statements.

MIDSTATES PETROLEUM COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

(Unaudited)

(In thousands)

	Series A Preferred Stock	Common Stock	Warrants	Treasury Stock	Additional Paid-in-Capital	Retained Earnings	Total Stockholders’ Equity
Balance as of December 31, 2016 (Successor)	$—	$250	$37,329	$—	$514,305	$9,930	$561,814
Share-based compensation	—	1	—	—	5,251	—	5,252
Acquisition of treasury stock	—	—	—	(622)	—	—	(622)
Net income	—	—	—	—	—	32,227	32,227
Balance as of June 30, 2017 (Successor)	$—	$251	$37,329	$(622)	$519,556	$42,157	$598,671

	Series A Preferred Stock	Common Stock	Warrants	Treasury Stock	Additional Paid-in-Capital	Retained Deficit	Total Stockholders’ Deficit
Balance as of December 31, 2015 (Predecessor)	$—	$110	$—	$(3,081)	$888,247	$(2,211,342)	$(1,326,066)
Share-based compensation	—	(1)	—	—	1,325	—	1,324
Acquisition of treasury stock	—	—	—	(53)	—	—	(53)
Net loss	—	—	—	—	—	(170,312)	(170,312)
Balance as of June 30, 2016 (Predecessor)	$—	$109	$—	$(3,134)	$889,572	$(2,381,654)	$(1,495,107)

The accompanying notes are an integral part of these consolidated financial statements.

MIDSTATES PETROLEUM COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Successor	Predecessor
	For the Six Months Ended	For the Six Months Ended
	June 30, 2017	June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$32,227	$(170,312)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Gains on commodity derivative contracts—net	(12,358)	—
Net cash received for commodity derivative contracts not designated as hedging instruments	3,240	—
Asset retirement accretion	559	864
Depreciation, depletion, and amortization	31,301	43,473
Impairment in carrying value of oil and gas properties	—	190,697
Share-based compensation, net of amounts capitalized to oil and gas properties	4,267	998
Amortization of deferred financing costs	169	4,069
Paid-in-kind interest expense	—	3,531
Amortization of deferred gain on debt restructuring	—	(8,246)
Operating lease abandonment	—	2,904
Noncash reorganization items	—	(81,724)
Change in operating assets and liabilities:
Accounts receivable—oil and gas sales	5,519	(1,405)
Accounts receivable—JIB and other	1,310	20,860
Other current and noncurrent assets	642	(6,739)
Accounts payable	809	2,936
Accrued liabilities	(4,466)	50,589
Other	(42)	(934)
Net cash provided by operating activities	$63,177	$51,561
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	$(54,369)	$(100,424)
Proceeds from the sale of oil and gas equipment	1,350	—
Net cash used in investing activities	$(53,019)	$(100,424)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	—	249,384
Deferred financing costs	(375)	—
Acquisition of treasury stock	(622)	(53)
Net cash (used in) provided by financing activities	$(997)	$249,331
NET INCREASE IN CASH AND CASH EQUIVALENTS	$9,161	$200,468
Cash and cash equivalents, beginning of period	$76,838	$81,093
Cash and cash equivalents, end of period	$85,999	$281,561

SUPPLEMENTAL INFORMATION:
Non-cash transactions — investments in property and equipment accrued — not paid	$17,055	$18,766
Cash paid for interest, net of capitalized interest of $1.6 million for the six months ended June 30, 2017 (no capitalized interest for the six months ended June 30, 2016)	$2,107	$3,539
Cash paid for reorganization items	$—	$1,188

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements as of December 31, 2016 have been derived from and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s 2016 Form 10-K. These interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 30, 2017.

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

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852, Reorganizations, the Company adopted fresh start accounting upon emergence from the Chapter 11 Cases resulting in the Company becoming a new entity for financial reporting purposes. As a result of the application of fresh start accounting, as well as the effects of the implementation of the Plan, the Company’s consolidated financial statements on or after October 21, 2016, are not comparable with the consolidated financial statements prior to that date. References to “Successor Period” relate to the results of operations for the period January 1, 2017 through June 30, 2017 and references to “Predecessor Period” refer to the results of operations from January 1, 2016 through June 30, 2016.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 provides guidance concerning the recognition and measurement of revenue from contracts with customers. The objective of ASU 2014-09 is to increase the usefulness of information in the financial statements regarding the nature, timing and uncertainty of revenues. The Company is finalizing its review of contracts for each revenue stream identified within the Company’s business and is currently working to determine any potential changes in revenue recognition upon adoption of the revised guidance. The Company will then evaluate the potential information technology and internal control changes that will be required for adoption based on the findings from the Company’s contract review process. The Company is conducting the contract review process throughout 2017 and, as a result, areas of impact may be identified. The Company cannot reasonably quantify the impact of adoption at this time. The Company expects to fully complete the assessment of ASU 2014-09, including the transition method, in the latter half of 2017.

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

In July 2017, the FASB issued Accounting Standards Update 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815)” (“ASU 2017-11”). ASU 2011-17 changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down round feature when triggered with the effect treated as a dividend and as a reduction of income available to common shareholders in basic EPS. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not believe the adoption of ASU 2017-11 will have a material impact on its financial position, results of operations or cash flows.

3. Fair Value Measurements of Financial Instruments

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Derivative Instruments

Commodity derivative contracts reflected in the unaudited condensed consolidated balance sheets are recorded at estimated fair value. At June 30, 2017, all of the Company’s commodity derivative contracts were with four bank counterparties and were classified as Level 2 in the fair value input hierarchy. The fair value of the Company’s commodity derivatives are determined using industry-standard models that consider various assumptions including current market and contractual prices for the underlying instruments, implied volatility, time value, nonperformance risk, as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace throughout the full term of the instrument and can be supported by observable data.

Derivative instruments listed below are presented gross and include swaps and collars that are carried at fair value. The Company records the net change in the fair value of these positions in “Gains on commodity derivative contracts — net” in the Company’s unaudited condensed consolidated statements of operations.

	Fair Value Measurements at June 30, 2017
		Significant Other	Significant
	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(in thousands)
Derivative Assets:
Commodity derivative oil swaps	$—	$3,522	$—	$3,522
Commodity derivative gas swaps	$—	$1,771	$—	$1,771
Commodity derivative oil collars	$—	$4,851	$—	$4,851
Commodity derivative gas collars	$—	$3,549	$—	$3,549
Total assets	$—	$13,693	$—	$13,693

Derivative Liabilities:
Commodity derivative oil swaps	$—	$—	$—	$—
Commodity derivative gas swaps	$—	$—	$—	$—
Commodity derivative oil collars	$—	$(1,830)	$—	$(1,830)
Commodity derivative gas collars	$—	$(2,745)	$—	$(2,745)
Total liabilities	$—	$(4,575)	$—	$(4,575)

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

Inherent in the Company’s portfolio of commodity derivative contracts are certain business risks, including market risk and credit risk. Market risk is the risk that the price of the commodity will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the Company’s counterparty to a contract. The Company does not require collateral from its counterparties but does attempt to minimize its credit risk associated with derivative instruments by entering into derivative instruments only with counterparties that are large financial institutions, which management believes present minimal credit risk. In addition, to mitigate its risk of loss due to default, the Company has entered into agreements with its counterparties of its derivative instruments that allow the Company to offset its asset position with its liability position in the event of default by the counterparty. Due to the netting arrangements, had the Company’s counterparties failed to perform under existing commodity derivative contracts, the maximum loss at June 30, 2017 would have been $9.1 million.

Commodity Derivative Contracts

During the three months ended June 30, 2017, the Company entered into various oil and natural gas derivative contracts that extend through September 2018 and March 2019, respectively, summarized as follows:

	NYMEX WTI
	Fixed Swaps		Collars			Three Way Collars
	Hedge Position (Bbls)	Weighted Avg Strike Price	Hedge Position (Bbls)	Weighted Avg Ceiling Price	Weighted Avg Floor Price	Hedge Position (Bbls)	Weighted Avg Ceiling Price	Weighted Avg Floor Price	Weighted Avg Sub-Floor Price
Quarter Ended:
June 30, 2017	227,500	$55.12	136,500	$59.73	$50.00	—	$—	$—	$—
September 30, 2017(1)(2)	207,000	$55.29	46,000	$60.00	$50.00	115,000	$62.80	$50.00	$40.00
December 31, 2017(1)(2)	207,000	$55.29	46,000	$60.00	$50.00	115,000	$62.80	$50.00	$40.00
March 31, 2018(1)	—	$—	—	$—	$—	225,000	$62.14	$50.00	$40.00
June 30, 2018(1)	—	$—	—	$—	$—	182,000	$60.65	$50.00	$40.00
September 30, 2018(1)	—	$—	—	$—	$—	138,000	$61.00	$50.00	$40.00

	NYMEX HENRY HUB
	Fixed Swaps		Collars			Three Way Collars
	Hedge Position (MMBtu)	Weighted Avg Strike Price	Hedge Position (MMBtu)	Weighted Avg Ceiling Price	Weighted Avg Floor Price	Hedge Position (MMBtu)	Weighted Avg Ceiling Price	Weighted Avg Floor Price	Weighted Avg Sub-Floor Price
Quarter Ended:
June 30, 2017	2,912,000	$3.38	244,000	$3.63	$3.15	—	$—	$—	$—
September 30, 2017(1)	2,944,000	$3.38	368,000	$3.63	$3.15	—	$—	$—	$—
December 31, 2017(1)	1,907,000	$3.43	551,000	$3.84	$3.23	610,000	$4.30	$3.25	$2.50
March 31, 2018(1)(3)	1,350,000	$3.47	—	$—	$—	1,530,000	$4.38	$3.25	$2.50
June 30, 2018(1)	—	$—	—	$—	$—	1,365,000	$3.40	$3.00	$2.50
September 30, 2018(1)	—	$—	—	$—	$—	1,380,000	$3.40	$3.00	$2.50
December 31, 2018(1)	—	$—	—	$—	$—	1,380,000	$3.40	$3.00	$2.50
March 31, 2019(1)	—	$—	—	$—	$—	1,350,000	$3.40	$3.00	$2.50

(1)           Positions shown represent open commodity derivative contract positions as of June 30, 2017. The Company did not have any open commodity derivative contract positions as of December 31, 2016.

(2)           During the second quarter, the Company entered into long call oil trades to offset its three way collar short calls for the second half of 2017.

(3)           During the second quarter, the Company entered into natural gas three way collars with long call ceilings in order to offset its Q1 2018 natural gas fixed swaps.

Balance Sheet Presentation

The following table summarizes the net fair values of commodity derivative instruments by the appropriate balance sheet classification in the Company’s unaudited condensed consolidated balance sheets at June 30, 2017 (in thousands):

Type	Balance Sheet Location (1)	June 30, 2017
Oil swaps	Derivative financial instruments — current assets	$3,522
Gas swaps	Derivative financial instruments — current assets	1,771
Oil collars	Derivative financial instruments — current assets	2,671
Oil collars	Derivative financial instruments — noncurrent assets	350
Gas collars	Derivative financial instruments — current assets	742
Gas collars	Derivative financial instruments — noncurrent assets	62
Total derivative fair value at period end		$9,118

(1)          The fair values of commodity derivative instruments reported in the Company’s unaudited condensed consolidated balance sheets are subject to netting arrangements and qualify for net presentation.

The following table summarizes the location and fair value amounts of all commodity derivative instruments in the unaudited condensed consolidated balance sheets, as well as the gross recognized derivative assets, liabilities and amounts offset in the unaudited condensed consolidated balance sheets at June 30, 2017 (in thousands):

		June 30, 2017
Not Designated as		Gross Recognized	Gross Amounts	Net Recognized Fair Value
ASC 815 Hedges	Balance Sheet Location Classification	Assets/Liabilities	Offset	Assets/Liabilities
Derivative Assets:
Commodity contracts	Derivative financial instruments — current	$11,249	$(2,543)	$8,706
Commodity contracts	Derivative financial instruments — noncurrent	2,444	(2,032)	412
		$13,693	$(4,575)	$9,118
Derivative Liabilities:
Commodity contracts	Derivative financial instruments — current	$(2,543)	$2,543	$—
Commodity contracts	Derivative financial instruments — noncurrent	(2,032)	2,032	—
		$(4,575)	$4,575	$—

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

The following table presents net cash received for commodity derivative contracts and unrealized net gains recorded by the Company related to the change in fair value of the derivative instruments in “Gains on commodity derivative contracts—net” for the periods presented (in thousands):

	For the Three Months Ended	For the Six Months Ended
	June 30, 2017	June 30, 2017
Net cash received for commodity derivative contracts	$2,429	$3,240
Unrealized net gains	5,064	9,118
Gains on commodity derivative contracts—net	$7,493	$12,358

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

5. Property and Equipment

Property and equipment consisted of the following as of the dates presented:

	June 30, 2017	December 31, 2016
	(in thousands)
Oil and gas properties, on the basis of full-cost accounting:
Proved properties	$672,925	$573,150
Unproved properties	28,280	65,080
Other property and equipment	6,500	6,339
Less accumulated depreciation, depletion and amortization	(44,274)	(12,974)
Net property and equipment	$663,431	$631,595

Oil and Gas Properties

The Company capitalizes internal costs directly related to exploration and development activities to oil and gas properties. During the three and six months ended June 30, 2017 and 2016, the Company capitalized the following (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Internal costs capitalized to oil and gas properties (1)	$1,412	$992	$3,005	$2,262

(1)         Inclusive of $0.5 million and $0.1 million of qualifying share-based compensation expense for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, inclusive of $1.2 million and $0.3 million, respectively, of qualifying share-based compensation expense.

The Company accounts for its oil and gas properties under the full cost method. Under the full cost method, proceeds realized from the sale or disposition of oil and gas properties are accounted for as a reduction to capitalized costs unless a significant portion of the Company’s reserve quantities are sold such that it results in a significant alteration of the relationship between capitalized costs and remaining proved reserves, in which case a gain or loss is generally recognized in income. During the six months ended June 30, 2017, the Company disposed of certain oil and gas equipment for cash proceeds of $1.4 million, which were reflected as a reduction of oil and gas properties with no gain or loss recognized.

On July 26, 2017, the Company closed on the sale of certain oil and gas properties in Lincoln County, Oklahoma, for $7.0 million in cash ($2.9 million, net), subject to standard post-closing adjustments. The net proceeds from the sale will be retained for general corporate purposes.

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

The Company did not record an impairment of oil and gas properties during the three or six months ended June 30, 2017. The comparable three and six month periods ended June 30, 2016 included impairments of oil and gas properties of $63.0 million and $190.7 million, respectively. These impairments were primarily the result of continued low commodity prices, which resulted in a decrease in the discounted present value of the Company’s proved oil and natural gas reserves.

Depreciation, depletion and amortization is calculated using the Units of Production Method (“UOP”). The UOP calculation multiplies the percentage of total estimated proved reserves produced by the cost of those reserves. The result is to recognize expense at the same pace that the reservoirs are estimated to be depleting. The amortization base in the UOP calculation includes the sum of proved property costs net of accumulated depreciation, depletion, amortization and impairment, estimated future development costs (future costs to access and develop proved reserves) and asset retirement costs that are not already included in oil and gas property, less related salvage value. The following table presents depletion expense related to oil and gas properties for the three and six months ended June 30, 2017 and 2016, respectively:

	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
	(in thousands)		(per Boe)		(in thousands)		(per Boe)
Depletion expense	$15,367	$18,046	$7.51	$6.57	$30,120	$41,788	$7.23	$7.38
Depreciation on other property and equipment	592	592	0.29	0.22	1,181	1,685	0.28	0.30
Depreciation, depletion, and amortization	$15,959	$18,638	$7.80	$6.79	$31,301	$43,473	$7.51	$7.68

Oil and gas unproved properties include costs that are not being depleted or amortized. The Company excludes these costs until proved reserves are found, until it is determined that the costs are impaired or until major development projects are placed in service, at which time the costs are moved into oil and natural gas properties subject to amortization. All unproved property costs are reviewed at least annually to determine if impairment has occurred. In addition, impairment assessments are made for interim reporting periods if facts and circumstances exist that suggest impairment may have occurred. During any period in which impairment is indicated, the accumulated costs associated with the impaired property are transferred to proved properties and become part of our depletion base and subject to the full cost ceiling limitation. No impairment of unproved properties was recorded during the three or six months ended June 30, 2017. Unproved property was $28.3 million and $65.1 million at June 30, 2017 and December 31, 2016, respectively.

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

6. Other Noncurrent Assets

The following table presents the components of other noncurrent assets as of the dates presented:

	June 30, 2017	December 31, 2016
	(in thousands)
Deferred financing costs associated with the Exit Facility	$1,394	$1,187
Field equipment inventory	3,170	2,619
Other	1,649	1,649
Other noncurrent assets	$6,213	$5,455

7. Accrued Liabilities

The following table presents the components of accrued liabilities as of the dates presented:

	June 30, 2017	December 31, 2016
	(in thousands)
Accrued oil and gas capital expenditures	$11,800	$6,118
Accrued revenue and royalty distributions	23,241	28,262
Accrued lease operating and workover expense	7,897	8,932
Accrued interest	183	254
Accrued taxes	2,284	2,537
Compensation and benefit related accruals	3,681	3,516
Other	3,817	4,112
Accrued liabilities	$52,903	$53,731

8. Asset Retirement Obligations

Asset Retirement Obligations (“AROs”) represent the estimated future abandonment costs of tangible assets, such as wells, service assets and other facilities. The estimated fair value of the ARO at inception is capitalized as part of the carrying amount of the related long-lived assets.

The following table reflects the changes in the Company’s AROs for the periods presented (in thousands):

	Successor	Predecessor
	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016
Asset retirement obligations — beginning of period	$14,200	$18,708
Liabilities incurred	117	497
Revisions	—	—
Liabilities settled	(35)	(278)
Liabilities eliminated through asset sales	—	—
Current period accretion expense	559	864
Asset retirement obligations — end of period	$14,841	$19,791

9. Debt

Exit Facility

At June 30, 2017 and December 31, 2016, the Company maintained a reserves based credit facility with a borrowing base of $170.0 million (the “Exit Facility”). At June 30, 2017 and December 31, 2016, the Company had $128.1 million drawn on the Exit Facility and had outstanding letters of credit obligations totaling $1.9 million. As of June 30, 2017, the Company had $40.0 million of availability on the Exit Facility.

The Exit Facility bears interest at LIBOR plus 4.50% per annum, subject to a 1.00% LIBOR floor. For the three months ended June 30, 2017, the weighted average interest rate was 5.5%. Unamortized debt issuance costs of $1.4 million and $1.2 million associated with the Exit Facility are included in other noncurrent assets on the unaudited condensed consolidated balance sheets at June 30, 2017 and December 31, 2016, respectively.

In addition to interest expense, the Exit Facility requires the payment of a commitment fee each quarter. The commitment fee is computed at the rate of 0.50% per annum based on the average daily amount by which the borrowing base exceeds outstanding borrowings during each quarter.

On May 24, 2017, the Company entered into the First Amendment to the Exit Facility (the “First Amendment”). The First Amendment, among other items, (i) moved the first scheduled borrowing base redetermination from April 2018 to October 2017; (ii) removed the requirement to maintain a cash collateral account with the administrative agent in the amount of $40.0 million; (iii) removed the requirement to maintain at least 20% liquidity of the then effective borrowing base; (iv) amended the required mortgage threshold from 95% to 90%; (v) amended the threshold amount for which the Borrower is required to provide advance notice to the Administrative Agent of a sale or disposition of oil and gas properties which occurs during the period between two successive redeterminations of the borrowing base; (vi) amended the required ratio of total net indebtedness to EBITDA from 2.25:1.00 to 4.00:1.00; (vii) amended the required EBITDA to interest coverage ratio from not less than 3.00:1.00 to not less than 2.50:1.00; and (viii) removed certain limitations on capital expenditures.

As of June 30, 2017, the Company was in compliance with its debt covenants.

The Company believes the carrying amount of the Exit Facility at June 30, 2017 approximates its fair value (Level 2) due to the variable nature of the Exit Facility interest rate.

10. Equity and Share-Based Compensation

Common Shares

Share Activity

The following table summarizes changes in the number of outstanding shares during the six months ended June 30, 2017:

	Common Stock	Treasury Stock(1)
Share count as of December 31, 2016	24,994,867	—
Common stock issued	103,301	—
Acquisition of treasury stock	—	(33,159)
Share count as of June 30, 2017	25,098,168	(33,159)

(1)                                 Treasury stock represents the net settlement on vesting of restricted stock necessary to satisfy the minimum statutory tax withholding requirements.

Share-Based Compensation

2016 Long Term Incentive Plan

On the Effective Date, the Company established the 2016 LTIP and filed a Form S-8 with the SEC, registering 3,513,950 shares for issuance under the terms of the 2016 LTIP to employees, directors and certain other persons (the “Award Shares”). The types of awards that may be granted under the 2016 LTIP include stock options, restricted stock units, restricted stock, performance awards and other forms of awards granted or denominated in shares of common stock of the reorganized Company, as well as certain cash-based awards (the “Awards”). The terms of each award are as determined by the Compensation Committee of the Board of Directors. Awards that expire, or are canceled, forfeited, exchanged, settled in cash or otherwise terminated, will again be available for future issuance under the 2016 LTIP. At June 30, 2017, 2,299,088 Award Shares remain available for issuance under the terms of the 2016 LTIP.

Restricted Stock Units

At June 30, 2017, the Company had 495,460 non-vested restricted stock units outstanding to employees and non-employee directors pursuant to the 2016 LTIP, excluding restricted stock units issued to non-employee directors containing a market condition, which are discussed below. Restricted stock units granted to employees under the 2016 LTIP vest ratably over a period of three years: one-sixth will vest on the six-month anniversary of the grant date, an additional one-sixth will vest on the twelve-month anniversary of the grant date, an additional one-third will vest on the twenty-four month anniversary of the grant date and the final one-third will vest on the thirty-six month anniversary of the grant date. Restricted stock units granted to non-employee directors vest on the first to occur of (i) December 31, 2017, (ii) the date the non-employee director ceases to be a director of the Board (other than for cause), (iii) the director’s death, (iv) the director’s disability or (v) a change in control of the Company.

The fair value of restricted stock units was based on grant date fair value of the Company’s common stock. Compensation expense is recognized ratably over the requisite service period.

The following table summarizes the Company’s non-vested restricted stock unit award activity for the six months ended June 30, 2017:

	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested shares outstanding at December 31, 2016	685,662	$19.66
Granted	17,500	$18.62
Vested	(103,301)	$19.66
Forfeited	(104,401)	$19.66
Non-vested shares outstanding at June 30, 2017	495,460	$19.63

Unrecognized expense as of June 30, 2017 for all outstanding restricted stock units under the 2016 LTIP Plan was $6.0 million and will be recognized over a weighted average period of 1.4 years.

Stock Options

At June 30, 2017, the Company had 424,104 non-vested options outstanding pursuant to the 2016 LTIP. Stock Option Awards granted under the 2016 LTIP vest ratably over a period of three years: one-sixth will vest on the six-month anniversary of the grant date, an additional one-sixth will vest on the twelve-month anniversary of the grant date, an additional one-third will vest on the twenty four-month anniversary of the grant date and the final one-third will vest on the thirty six-month anniversary of the grant date. Stock Option Awards expire 10 years from the grant date.

The Company utilizes the Black-Scholes-Merton option pricing model to determine the fair value of stock option awards. Determining the fair value of equity-based awards requires judgment, including estimating the expected term that stock option awards will be outstanding prior to exercise and the associated volatility.

The following table summarizes the Company’s 2016 LTIP non-vested stock option activity for the six months ended June 30, 2017:

	Options	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Stock options outstanding at December 31, 2016	627,806		$19.66	9.3
Granted	4,000	$19.08	$19.08	9.7
Vested	(103,301)	$19.66-20.97	$19.66	—
Forfeited	(104,401)	$19.66	$19.66	—
Stock options outstanding at June 30, 2017	424,104		$19.66	9.3
Vested and exercisable at end of period(1)	103,301	$19.66-20.97	$19.66	9.3

(1) Vested and exercisable options at June 30, 2017 had no aggregate intrinsic value.

Unrecognized expense as of June 30, 2017 for all outstanding stock options under the 2016 LTIP Plan was $2.9 million and will be recognized over a weighted average period of 1.5 years.

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

The restricted stock unit awards issued to non-employee directors containing a market condition has a derived service period of one year. At June 30, 2017 the Company recorded a $0.4 million liability included within accrued liabilities in the unaudited condensed consolidated balance sheets related to the market condition awards. The fair value of the restricted stock containing a market condition was $8.65 per unit at June 30, 2017.

As of June 30, 2017, unrecognized stock-based compensation related to market condition awards was $0.3 million and will be recognized over a weighted-average period of 0.4 years.

11. Income Taxes

For the six months ended June 30, 2017, we recorded no income tax expense or benefit. The significant difference between our effective tax rate and the federal statutory income tax rate of 35% is primarily due to the effect of changes in the Company’s valuation allowance. During the six months ended June 30, 2017, the Company’s valuation allowance decreased by $12.6 million from December 31, 2016, bringing the total valuation allowance to $148.2 million at June 30, 2017. A valuation allowance has been recorded as management does not believe that it is more-likely-than-not that its deferred tax assets are realizable.

The Company expects to incur a tax loss in the current year due to the flexibility in deducting or capitalizing current year intangible drilling costs; thus no current income taxes are anticipated to be paid.

12. Earnings (Loss) Per Share

Successor

The following table provides a reconciliation of net income attributable to common shareholders and weighted average common shares outstanding for basic and diluted earnings per share for the Successor Periods presented:

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
	(in thousands, except per share amounts)	(in thousands, except per share amounts)
Net Earnings:
Net income	$13,742	$32,227
Participating securities—non-vested restricted stock	(360)	(897)
Basic and diluted earnings	$13,382	$31,330

Common Shares:
Common shares outstanding — basic (1)	25,093	25,053
Dilutive effect of potential common shares	—	—
Common shares outstanding — diluted	25,093	25,053

Net Earnings Per Share:
Basic	$0.53	$1.25
Diluted	$0.53	$1.25
Antidilutive stock options (2)	529	578
Antidilutive warrants (3)	6,626	6,626

(1)                                 Weighted-average common shares outstanding for basic and diluted earnings per share purposes includes 17,533 shares of common stock that, while not issued and outstanding at June 30, 2017, are required by the Plan to be issued.

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

The following table provides a reconciliation of net income (loss) to preferred shareholders, common shareholders, and participating securities for purposes of computing net income (loss) per share for the Predecessor Periods presented:

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
	(in thousands, except per share amounts)	(in thousands, except per share amounts)
Net income/(loss)	$8,962	$(170,312)
Preferred Dividend	—	—
Participating securities—non-vested restricted stock	(98)	—
Net income/(loss) attributable to shareholders	$8,864	$(170,312)

Weighted average shares outstanding	10,653	10,637
Basic and diluted net income/(loss) per share	$0.83	$(16.01)

13. Related Party Transactions

The Company has entered into an arrangement with EcoStim Energy Solutions, Inc. for well stimulation and completion services. EcoStim Energy Solutions, Inc. is an affiliate of Fir Tree Inc., an entity holding approximately 25.5% of the Company’s outstanding common stock. For the three and six months ended June 30, 2017, the Company paid approximately $1.4 million to EcoStim Energy Solutions, Inc. for services provided. No transactions with EcoStim Energy Solutions Inc., occurred during the three and six months ended June 30, 2016.

14. Commitments and Contingencies

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

The Company vigorously defends itself in these matters. If the Company determines that an unfavorable outcome or loss of a particular matter is probable and the amount of loss can be reasonably estimated, it accrues a liability for the contingent obligation. As new information becomes available or as a result of legal or administrative rulings in similar matters or a change in applicable law, the Company’s conclusions regarding the probability of outcomes and the amount of estimated loss, if any, may change. The impact of subsequent changes to the Company’s accruals could have a material effect on its results of operations. As of June 30, 2017 and December 31, 2016, the Company’s total accrual for all loss contingencies was $1.4 million and $1.1 million, respectively.

In June 2017, the Company received an insurance reimbursement in the amount of $1.9 million, which was reflected as a reduction of lease operating expenses in the unaudited condensed consolidated statements of operations for the six months ended June 30, 2017.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2016, and the related management’s discussion and analysis contained in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission (“SEC”) on March 30, 2017, as well as the unaudited condensed consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q and our quarterly report on Form 10-Q for the quarter ended March 31, 2017 filed with the SEC on May 10, 2017.

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

Upon our emergence from the Chapter 11 Cases on October 21, 2016, we adopted fresh start accounting as required by US GAAP. As a result of the application of fresh start accounting, as well as the effects of the implementation of the Plan, our consolidated financial statements on or after October 21, 2016, are not comparable with our consolidated financial statements prior to that date. References to “Successor Period” relate to the results of operations for the period January 1, 2017 through June 30, 2017 and references to “Predecessor Period” refer to the results of operations of the Company from January 1, 2016 through June 30, 2016.

Operations Update

Mississippian Lime

For the three months ended June 30, 2017 and March 31, 2017, our average daily production from the Mississippian Lime asset was as follows:

	Three Months Ended June 30, 2017	Three Months Ended March 31, 2017	Decrease in Production

Average daily production:
Oil (Bbls)	4,938	5,605	(11.9)%
Natural gas liquids (Bbls)	4,466	4,588	(2.7)%
Natural gas (Mcf)	53,246	56,075	(5.0)%
Net Boe/day	18,278	19,539	(6.5)%

The following table shows our total number of horizontal wells spud and brought into production in the Mississippian Lime asset during the second quarter of 2017:

	Total Number of Gross Horizontal Wells Spud (1)	Total Number of Gross Horizontal Wells Brought into Production
Mississippian Lime	7	4

(1)  We had two rigs drilling in the Mississippian Lime horizontal well program at June 30, 2017. Of the seven wells spud, one was producing, four were awaiting completion and two were being drilled at quarter-end.

In the second quarter of 2017, we incurred approximately $26.2 million of operational capital expenditures in the Mississippian Lime basin.

Anadarko Basin

For the three months ended June 30, 2017 and March 31, 2017, our average daily production from our Anadarko Basin asset was as follows:

	Three Months Ended June 30, 2017	Three Months Ended March 31, 2017	Increase in Production

Average daily production:
Oil (Bbls)	1,475	1,364	8.1%
Natural gas liquids (Bbls)	1,115	1,093	2.0%
Natural gas (Mcf)	9,735	9,394	3.6%
Net Boe/day	4,212	4,023	4.7%

We did not spud any wells in our Anadarko Basin asset and did not have any operated drilling rigs in the area during the second quarter of 2017.

Capital Expenditures

During the three and six months ended June 30, 2017, we incurred operational capital expenditures of $25.9 million and $57.6 million, respectively, which consisted of the following:

	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017
Drilling and completion activities	$25,065	$53,706
Acquisition of acreage and seismic data	800	3,903
Operational capital expenditures incurred	$25,865	$57,609
Capitalized G&A, office, ARO & other	1,764	3,656
Capitalized interest	723	1,646
Total capital expenditures incurred	$28,352	$62,911

Operational capital expenditures by area were as follows:

	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017
Mississippian Lime	$26,166	$55,690
Anadarko Basin(1)	(301)	1,919
Total operational capital expenditures incurred	$25,865	$57,609

(1)                                 Reflects the receipt of a $0.7 million lease extension refund during the second quarter of 2017.

We are currently operating two drilling rigs in the Mississippian Lime asset. Based upon a two rig program, we would expect to invest between $130.0 million to $140.0 million of capital for exploration, development and lease and seismic acquisition, and drill 36 to 44 gross wells during the year ended December 31, 2017.

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

We follow the full cost method of accounting for our oil and gas properties. For the three and six months ended June 30, 2017, the results of our full cost “ceiling test” did not require us to recognize impairments of our oil and gas properties. While impairments do not impact cash flow from operating activities or liquidity, they do decrease our net income/(loss) and shareholders’ equity.

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

Results of Operations

The following tables summarize our revenues for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,
	Crude Oil	Natural Gas	NGLs	Total
2016 Revenues (Predecessor)	$39,110	$12,868	$9,071	$61,049
Changes due to volumes	(16,578)	(4,085)	(1,637)	(22,300)
Changes due to price	4,739	6,470	2,296	13,505
2017 Revenues (Successor)	$27,271	$15,253	$9,730	$52,254

	Six Months Ended June 30,
	Crude Oil	Natural Gas	NGLs	Total
2016 Revenues (Predecessor)	$69,248	$26,810	$16,134	$112,192
Changes due to volumes	(36,788)	(8,827)	(4,095)	(49,710)
Changes due to price	25,847	14,368	8,885	49,100
2017 Revenues (Successor)	$58,307	$32,351	$20,924	$111,582

Oil, Natural Gas and NGL Pricing

The following table sets forth information regarding average realized sales prices for the periods indicated:

	Successor	Predecessor		Successor	Predecessor
	For the Three	For the Three		For the Six	For the Six
	Months Ended	Months Ended	%	Months Ended	Months Ended	%
	June 30, 2017	June 30, 2016	Change	June 30, 2017	June 30, 2016	Change
AVERAGE SALES PRICES:
Oil, without realized derivatives (per Bbl)	$46.73	$41.68	12.1%	$48.16	$35.07	37.3%
Oil, with realized derivatives (per Bbl)	$49.88	$41.68	19.7%	$50.08	$35.07	42.8%
Natural gas liquids, without realized derivatives (per Bbl)	$19.16	$15.29	25.3%	$20.53	$13.24	55.1%
Natural gas liquids, with realized derivatives (per Bbl)	$19.16	$15.29	25.3%	$20.53	$13.24	55.1%
Natural gas, without realized derivatives (per Mcf)	$2.66	$1.77	50.3%	$2.78	$1.81	53.6%
Natural gas, with realized derivatives (per Mcf)	$2.76	$1.77	55.9%	$2.86	$1.81	58.0%

Oil Revenues

Successor Period

Our oil sales revenues for the three and six months ended June 30, 2017 were $27.3 million and $58.3 million, respectively. Our oil sales revenues were comprised of $21.2 million and $46.2 million, respectively, from our Mississippian Lime assets and $6.1 million and $12.1 million, respectively, from our Anadarko Basin assets.

Predecessor Period

Our oil sales revenues for the three and six months ended June 30, 2016 were $39.1 million and $69.2 million, respectively. Our oil sales revenue was comprised of $31.9 million and $56.2, respectively, from our Mississippian Lime assets and $7.2 million and $13.0, respectively, from our Anadarko Basin assets.

Natural Gas Revenues

Successor Period

Our natural gas sales revenues for the three and six months ended June 30, 2017 were $15.3 million and $32.4 million, respectively. Our natural gas sales revenues were comprised of $13.1 million and $27.9 million, respectively, from our Mississippian Lime assets and $2.2 million and $4.5 million, respectively, from our Anadarko Basin assets.

Predecessor Period

Our natural gas sales revenues for the three and six months ended June 30, 2016 were $12.9 million and $26.8 million, respectively. Our natural gas sales revenue was comprised of $11.5 million and $23.8 million, respectively, from our Mississippian Lime assets and $1.4 million and $3.0 million, respectively, from our Anadarko Basin assets.

NGL Revenues

Successor Period

Our NGLs sales revenues for the three and six months ended June 30, 2017 were $9.7 million and $20.9 million, respectively. Our NGLs sales revenues were comprised of $7.8 million and $16.9 million, respectively, from our Mississippian Lime assets and $1.9 million and $4.0 million, respectively, from our Anadarko Basin assets.

Predecessor Period

Our NGLs sales revenues for the three and six months ended June 30, 2016 were $9.1 million and $16.1 million, respectively. Our NGLs sales revenue was comprised of $7.5 million and $13.2 million, respectively, from our Mississippian Lime assets and $1.6 million and $2.9 million, respectively, from our Anadarko Basin assets.

Gains on Commodity Derivative Contracts—Net

A summary of our open commodity derivative positions is included in Note 4 to the financial statements included in “Part I. Financial Information — Item 1. Financial Statements” of this report. The following tables provide financial information associated with our oil and natural gas hedges for the period indicated (in thousands):

	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017
Cash settlements
Oil derivatives	$1,839	$2,328
Natural gas derivatives	590	912
Total cash settlements	$2,429	$3,240

Gains due to fair value changes
Oil derivatives	$3,312	$6,543
Natural gas derivatives	1,752	2,575
Total gains on fair value changes	$5,064	$9,118

Gains on commodity derivative contracts—net	$7,493	$12,358

Successor Period

During the three and six months ended June 30, 2017, we had an unrealized gains of $5.1 million and $9.1 million from our mark-to-market derivative positions, representing the changes in fair value from new positions and settlements that occurred during the period, as well as the relationship between contract prices and the associated forward curves. Cash receipts for the settlements of derivatives during the three and six months ended June 30, 2017 were $2.4 million and $3.2 million, respectively.

Predecessor Period

We had no open or settled commodity derivative positions during the three and six months ended June 30, 2016.

Oil, Natural Gas and NGL Production

	Successor	Predecessor		Successor	Predecessor
	For the Three Months	For the Three Months		For the Six Months	For the Six Months
	Ended June 30, 2017	Ended June 30, 2016	% Change	Ended June 30, 2017	Ended June 30, 2016	% Change
PRODUCTION DATA:
Oil (Bbls/d)
Mississippian Lime	4,938	8,386	(41.1)%	5,269	8,790	(40.1)%
Anadarko Basin	1,475	1,926	(23.4)%	1,420	2,057	(31.0)%
Natural gas liquids (Bbls/d)
Mississippian Lime	4,466	5,258	(15.1)%	4,526	5,422	(16.5)%
Anadarko Basin	1,115	1,262	(11.6)%	1,104	1,273	(13.3)%
Natural gas (Mcf/d)
Mississippian Lime	53,246	69,171	(23.0)%	54,653	70,293	(22.2)%
Anadarko Basin	9,735	10,818	(10.0)%	9,565	10,997	(13.0)%
Combined (Boe/d)
Mississippian Lime	18,278	25,172	(27.4)%	18,905	25,928	(27.1)%
Anadarko Basin	4,212	4,991	(15.6)%	4,118	5,163	(20.2)%

Commodity production for the three and six months ended June 30, 2017 is lower compared to the three and six months ended June 30, 2016 due to natural decline and a lower level of drilling activity during most of fiscal year 2016 and continuing through the second quarter of 2017.

Expenses

	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
	(in thousands)		(per Boe)		(in thousands)		(per Boe)
EXPENSES:
Lease operating and workover	$16,559	$16,109	$8.09	$5.86	$32,411	$31,870	$7.78	$5.63
Gathering and transportation	3,641	4,711	1.78	1.72	7,328	9,132	1.76	1.61
Severance and other taxes	1,695	1,484	0.83	0.54	3,816	2,988	0.92	0.53
Asset retirement accretion	283	444	0.14	0.16	559	864	0.13	0.15
Depreciation, depletion, and amortization	15,959	18,638	7.80	6.79	31,301	43,473	7.51	7.68
Impairment of oil and gas properties	—	62,963	—	22.94	—	190,697	—	33.70
General and administrative	7,572	4,497	3.70	1.63	15,847	15,785	3.80	2.79
Debt restructuring costs and advisory fees	—	6,472	—	2.36	—	7,589	—	1.34
Total expenses	$45,709	$115,318	$22.34	$42.00	$91,262	$302,398	$21.90	$53.43

Lease Operating and Workover

Successor Period

Our lease operating and workover expenses for the three and six months ended June 30, 2017 were $16.6 million and $32.4 million, respectively. Lease Operating and Workover expenses were $8.09 and $7.78 per Boe, respectively. As previously discussed in “Item 1.—Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements —Note 14. Commitments and Contingencies”, lease operating and workover expenses were positively impacted during the six months ended June 30, 2017 by a $1.9 million reimbursement received for an insurance claim.

Predecessor Period

Our lease operating and workover expenses for the three and six months ended June 30, 2016 were $16.1 million and $31.9 million, respectively. Lease operating and workover expenses were $5.86 and $5.63 per Boe, respectively.

Gathering and Transportation

Successor Period

Our gathering and transportation expenses for the three and six months ended June 30, 2017 were $3.6 million and $7.3 million, respectively. Gathering and transportation expenses were $1.78 and $1.76 per Boe, respectively.

Predecessor Period

Our gathering and transportation expenses for the three and six months ended June 30, 2016 were $4.7 million and $9.1 million, respectively. Gathering and transportation expenses were $1.72 and $1.61 per Boe, respectively.

Severance and Other Taxes

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Total oil, natural gas, and natural gas liquids sales	$52,254	$61,049	$111,582	$112,192

Severance taxes	1,471	1,295	3,368	2,363
Ad valorem and other taxes	224	189	448	625
Severance and other taxes	$1,695	$1,484	$3,816	$2,988
Severance taxes as a percentage of sales	2.8%	2.1%	3.0%	2.1%
Severance and other taxes as a percentage of sales	3.2%	2.4%	3.4%	2.7%

Successor Period

Our severance and other tax expenses for the three and six months ended June 30, 2017 were $1.7 million or 3.2% of sales and $3.8 million or 3.4% of sales, respectively. Severance tax for the three and six months ended June 30, 2017 was $1.5 million or 2.8% of sales and $3.4 million or 3.0% of sales, respectively.

Predecessor Period

Our severance and other tax expenses for the three and six months ended June 30, 2016 were $1.5 million or 2.4% of sales and $3.0 million or $2.7% of sales, respectively. Severance tax for the three and six months ended June 30, 2016 was $1.3 million or 2.1% of sales and $2.4 million or 2.1% of sales, respectively.

Depreciation, Depletion and Amortization (“DD&A”)

Successor Period

Our DD&A expenses for the three and six months ended June 30, 2017 were $16.0 million at a cost of $7.80 per Boe and $31.3 million at a cost of $7.51 per Boe, respectively.

Predecessor Period

Our DD&A expenses for the three and six months ended June 30, 2016 were $18.6 million at a cost of $6.79 per Boe and $43.5 million at a cost of $7.68 per Boe, respectively.

Impairment of Oil and Gas Properties

Successor Period

We did not incur any impairments of oil and gas properties during the three or six months ended June 30, 2017.

Predecessor Period

Our impairment of oil and gas properties for the three and six months ended June 30, 2016 were $63.0 million and $190.7 million, respectively. The impairment expense recognized in the Predecessor Period was primarily due to a decrease in the PV-10 value of our proven oil and natural gas reserves as a result of continued low commodity prices, which are a significant input into the calculation of the discounted future cash flows associated with our proved oil and gas reserves.

General and Administrative (“G&A”)

Successor Period

Our G&A expense for the three and six months ended June 30, 2017 was $7.6 million at a cost of $3.70 per Boe and $15.8 million at a cost of $3.80 per Boe, respectively. G&A for the three and six months ended June 30, 2017 was impacted by non-cash stock based compensation expense for awards issued pursuant to the 2016 LTIP of $0.9 million and $4.3 million, respectively, as well as trailing costs incurred related to the Chapter 11 Cases of $2.0 million and $2.6 million, respectively.

Predecessor Period

Our G&A expense for the three and six months ended June 30, 2016 was $4.5 million at a cost of $1.63 per Boe and $15.8 million at a cost of $2.79 per Boe, respectively. G&A for the six months ended June 30, 2016 included the acceleration of rent and related expenses associated with the Houston office lease abandonment totaling $2.9 million.

Debt Restructuring Costs and Advisory Fees

Successor Period

We did not incur any debt restructuring costs or advisory fees during the three or six months ended June 30, 2017. Trailing costs associated with the Chapter 11 Cases incurred subsequent to the Emergence Date are included in G&A expense, as discussed above.

Predecessor Period

For the three and six months ended June 30, 2016 we incurred $6.5 million and $7.6 million, respectively, of advisory fees to assist with analyzing various strategic alternatives to address our liquidity and capital structure.

Other Income (Expense)

	Successor	Predecessor	Successor	Predecessor
	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
OTHER EXPENSE
Interest income	$—	$24	$—	$81
Interest expense	(1,862)	(20,810)	(3,682)	(71,297)
Amortization of deferred financing costs	(89)	—	(169)	—
Amortization of deferred gain	—	1,971	—	8,246
Capitalized interest	723	—	1,646	—
Interest expense—net of amounts capitalized	(1,228)	(18,839)	(2,205)	(63,051)
Reorganization items	—	80,536	—	80,536

Total other income (expense)	$(1,228)	$61,721	$(2,205)	$17,566

Interest Expense

Successor Period

Interest expense for the three and six months ended June 30, 2017 was $1.9 million and $3.7 million, respectively. Interest expense related to our Exit Facility bears interest at LIBOR plus 4.50% per annum, subject to a 1.00% LIBOR floor. For the three months ended June 30, 2017, the weighted average interest rate was 5.5%. We also capitalized $0.7 million and $1.6 million, respectively, of interest expense to our unproved oil and gas properties during the three and six months ended June 30, 2017.

Predecessor Period

Our interest expense for the three and six months ended June 30, 2016 was $18.8 million and $63.1 million, respectively. During for the three and six months ended June 30, 2016, interest expense ceased for all debt except amounts outstanding under the Credit Facility beginning at the petition date of April 30, 2016. During the three and six months ended June 30, 2016, interest expense was offset by $2.0 million and $8.2 million, respectively, related to the amortization of the deferred gain on extinguished debt. No interest expense was capitalized for the three and six months ended June 30, 2016, due to the transfer of all balances related to unproved properties to the full cost pool at December 31, 2015.

Provision for Income Taxes

Successor Period

For the Successor Period, we recorded no income tax expense or benefit due to the change in our valuation allowance recorded against our net deferred tax assets. Our valuation allowance decreased by $12.6 million from December 31, 2016 bringing our total valuation allowance to $148.2 million at June 30, 2017.

Predecessor Period

For the Predecessor Period, we recorded no income tax expense or benefit. During the six months ended June 30, 2016, we recorded $57.5 million in additional valuation allowance, bringing the total valuation allowance to $752.6 million at June 30, 2016.

Reorganization Items

Successor Period

We did not incur any Reorganization Items during the three or six months ended June 30, 2017.

Predecessor Period

We recognized a net gain of $80.5 million in reorganization items during the three and six months ended June 30, 2016. Reorganization items represent the direct and incremental costs of being in bankruptcy, such as professional fees, pre-petition liability claim adjustments and losses related to terminated contracts that are probable and can be estimated.

Liquidity and Capital Resources

Overview

The following table presents a summary of our key financial indicators at the dates presented (in thousands):

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$85,999	$76,838
Net working capital	72,121	67,637
Total long-term debt	128,059	128,059
Total stockholders’ equity	598,671	561,814
Available borrowing capacity	40,000	—

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

Consistent with our comprehensive growth strategy of focusing on a portfolio of core assets capable of supporting a long-term, sustainable drilling program, we are actively considering more substantial divestitures and other asset monetization transactions with respect to assets that we do not believe meet our strategic objectives. These transactions may involve significant asset positions, entire business units or corporate level transactions. Depending upon the success, timing and structure of any such transactions, the amount of proceeds we receive from portfolio management activity could materially increase during the remainder of 2017. In conjunction with our consideration of more substantial divestitures, we are also considering substantial acquisitions or other business combinations that further our comprehensive growth strategy.

Significant Sources of Capital

Exit Facility

At June 30, 2017, in addition to cash on hand of $86.0 million, we maintained the Exit Facility. The Exit Facility has a current borrowing base of $170.0 million. At June 30, 2017, we had $128.1 million drawn on the Exit Facility and outstanding letters of credit obligations totaling $1.9 million. As of June 30, 2017 we had $40.0 million of availability on the Exit Facility.

The Exit Facility bears interest at LIBOR plus 4.50% per annum, subject to a 1.00% LIBOR floor. For the three months ended June 30, 2017, the weighted average interest rate was 5.5%.

In addition to interest expense, the Exit Facility requires the payment of a commitment fee each quarter. The commitment fee is computed at the rate of 0.50% per annum based on the average daily amount by which the borrowing base exceeds outstanding borrowings during each quarter.

On May 24, 2017, we entered into the First Amendment. The First Amendment, among other items, (i) moved the first scheduled borrowing base redetermination from April 2018 to October 2017; (ii) removed the requirement to maintain a cash collateral account with the administrative agent in the amount of $40.0 million; (iii) removed the requirement to maintain at least 20% liquidity of the then effective borrowing base; (iv) amended the required mortgage threshold from 95% to 90%; (v) amended the threshold amount for which the Borrower is required to provide advance notice to the Administrative Agent of a sale or disposition of oil and gas properties which occurs during the period between two successive redeterminations of the borrowing base; (vi) amended the required ratio of total net indebtedness to EBITDA from 2.25:1.00 to 4.00:1.00; (vii) amended the required EBITDA to interest coverage ratio from not less than 3.00:1.00 to not less than 2.50:1.00; and (viii) removed certain limitations on capital expenditures.

As of June 30, 2017, we were in compliance with our debt covenants.

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

The following information highlights the significant period-to-period variances in our cash flow amounts (in thousands):

	Successor	Predecessor
	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
Net cash provided by operating activities	$63,177	$51,561
Net cash used in investing activities	(53,019)	(100,424)
Net cash (used in) provided by financing activities	(997)	249,331
Net change in cash	$9,161	$200,468

Cash flows provided by operating activities

Net cash provided by operating activities was $63.2 million and $51.6 million for the six months ended June 30, 2017 and 2016, respectively.

Cash flows used in investing activities

We had net cash used in investing activities of $53.0 million and $100.4 million for the six months ended June 30, 2017 and 2016, respectively. Net cash used in investing activities for the Successor Period and Predecessor Period primarily represents cash invested in oil and gas property and equipment.

Cash flows (used in) provided by financing activities

We had net cash used in financing activities for the six months ended June 30, 2017 of $1.0 million and net cash provided by financing activities for the six months ended June 30, 2016 of $249.3 million. Net cash used in financing activity for the Successor Period relates to deferred financing costs and the acquisition of treasury stock. Net cash provided by financing activities for the Predecessor Period primarily represents borrowings from the RBL of $249.4 million.

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

Off-Balance Sheet Arrangements

We do not currently utilize any off-balance sheet arrangements with unconsolidated entities to enhance our liquidity and capital resource positions or for any other purpose. However, as is customary in the oil and gas industry, we may, from time to time, have various contractual work commitments and/or letters of credit as described in our notes to the unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 provides guidance concerning the recognition and measurement of revenue from contracts with customers. The objective of ASU 2014-09 is to increase the usefulness of information in the financial statements regarding the nature, timing and uncertainty of revenues. We are finalizing our review of contracts for each revenue stream identified within our business and are currently working to determine any potential changes in revenue recognition upon adoption of the revised guidance. We will then evaluate the potential information technology and internal control changes that will be required for adoption based on the findings from our contract review process. We are conducting the contract review process throughout 2017 and, as a result, areas of impact may be identified. We cannot reasonably quantify the impact of adoption at this time. We expect to fully complete the assessment of ASU 2014-09, including the transition method, in the latter half of 2017.

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

In July 2017, the FASB issued Accounting Standards Update 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815)” (“ASU 2017-11”). ASU 2011-17 changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down round feature when triggered with the effect treated as a dividend and as a reduction of income available to common shareholders in basic EPS. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We do not believe the adoption of ASU 2017-11 will have a material impact on its financial position, results of operations or cash flows.

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

We utilize derivative financial instruments to manage risks related to changes in oil and natural gas prices. As of June 30, 2017, we utilized fixed price swaps, collars and three way collars to reduce the volatility of oil and natural gas prices on a portion of our future expected oil and natural gas production.

For derivative instruments recorded at fair value, the credit standing of our counterparties is analyzed and factored into the fair value amounts recognized on the balance sheet.

The fair values of our commodity derivatives are largely determined by estimates of the forward curves of the relevant price indices. At June 30, 2017, a 10% change in the forward curves associated with our commodity derivative instruments would have changed our net asset positions by the following amounts:

	10% Increase	10% Decrease
	(in thousands)
Gain (loss):
Gas derivatives	$(3,330)	$3,158
Oil derivatives	$(3,972)	$4,037

Interest Rate Risk

At June 30, 2017, we had indebtedness outstanding under our Exit Facility of $128.1 million, which bears interest at LIBOR plus 4.50% per annum, subject to a 1.00% LIBOR floor. Assuming the Exit Facility is fully drawn, a one percent increase in interest rates for the three months ended June 30, 2017 would have resulted in a $0.4 million increase in annual interest cost, before capitalization.

At June 30, 2017, we did not have any interest rate derivatives in place and have not historically utilized interest rate derivatives. In the future, we may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing or future debt issues. Interest rate derivatives are used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the period covered by this report, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Vice President and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, our President and Chief Executive Officer and our Vice President and Chief Accounting Officer concluded that as of June 30, 2017, these disclosure controls and procedures were effective and ensured that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MIDSTATES PETROLEUM COMPANY, INC.

Dated: August 9, 2017	/s/ Frederic F. Brace
Frederic F. Brace
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2017	/s/ Richard W. McCullough
Richard W. McCullough
Vice President and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

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

10.1

First Amendment to Senior Secured Credit Agreement, dated May 24, 2017, by and among Midstates Petroleum Company, Inc., Midstates Petroleum Company LLC, as borrower, SunTrust Bank, as administrative agent, and certain lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 26, 2017, and incorporated herein by reference).

10.2

Separation Agreement and General Release of Claims, dated as of June 7, 2017, by and between Midstates Petroleum Company, Inc. and Nelson M. Haight (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2017, and incorporated herein by reference).

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