Form 10-Q
period 2017-09-30
Midstates Petroleum Company, Inc.
filed 2017-11-14
CIK 1533924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of our stock at November 9, 2017 is shown below:

Class	Number of shares outstanding
Common stock, $0.01 par value	25,173,346

DOCUMENTS INCORPORATED BY REFERENCE

None.

MIDSTATES PETROLEUM COMPANY, INC.

QUARTERLY REPORT ON

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

Page

Glossary of Oil and Natural Gas Terms	3

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016 (unaudited)	4
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2017 (Successor) and 2016 (Predecessor) (unaudited)	5
Condensed Consolidated Statements of Changes in Stockholders’ Equity/(Deficit) for the Nine Months Ended September 30, 2017 (Successor) and 2016 (Predecessor) (unaudited)	6
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 (Successor) and 2016 (Predecessor) (unaudited)	7

Notes to the Unaudited Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	36

Item 4. Controls and Procedures	37

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3. Defaults upon Senior Securities	38

Item 4. Mine Safety Disclosures	38

Item 5. Other Information	38

Item 6. Exhibits	38

EXHIBIT INDEX	39

SIGNATURES	41

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

PART I — FINANCIAL INFORMATION

MIDSTATES PETROLEUM COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76,548	$76,838
Accounts receivable:
Oil and gas sales	29,776	36,988
Joint interest billing	3,193	4,281
Other	630	2,456
Commodity derivative contracts	2,896	—
Other current assets	1,821	3,326
Total current assets	114,864	123,889
PROPERTY AND EQUIPMENT:
Oil and gas properties, on the basis of full-cost accounting
Proved properties	709,647	573,150
Unproved properties not being amortized	26,178	65,080
Other property and equipment	6,543	6,339
Less accumulated depreciation, depletion and amortization	(59,349)	(12,974)
Net property and equipment	683,019	631,595
OTHER NONCURRENT ASSETS	7,156	5,455
TOTAL	$805,039	$760,939

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,480	$2,521
Accrued liabilities	46,987	53,731
Total current liabilities	56,467	56,252
LONG-TERM LIABILITIES:
Asset retirement obligations	14,039	14,200
Commodity derivative contracts	278	—
Long-term debt	128,059	128,059
Other long-term liabilities	599	614
Total long-term liabilities	142,975	142,873

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued or outstanding at September 30, 2017 and December 31, 2016	—	—
Warrants, 6,625,554 warrants outstanding at September 30, 2017 and December 31, 2016	37,329	37,329
Common stock, $0.01 par value, 250,000,000 shares authorized; 25,098,834 shares issued and 25,065,425 shares outstanding at September 30, 2017 and 24,994,867 shares issued and outstanding at December 31, 2016	251	250
Treasury stock	(626)	—
Additional paid-in-capital	522,823	514,305
Retained earnings	45,820	9,930
Total stockholders’ equity	605,597	561,814
TOTAL	$805,039	$760,939

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIDSTATES PETROLEUM COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Successor	Predecessor	Successor	Predecessor
	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
REVENUES:
Oil sales	$27,190	$35,584	$85,497	$104,832
Natural gas liquid sales	10,656	8,939	31,580	25,073
Natural gas sales	13,970	17,676	46,321	44,486
Gains (losses) on commodity derivative contracts—net	(3,591)	—	8,767	—
Other	1,490	1,994	3,244	4,322
Total revenues	49,715	64,193	175,409	178,713
EXPENSES:
Lease operating and workover	15,653	17,650	48,064	49,520
Gathering and transportation	3,699	4,296	11,027	13,428
Severance and other taxes	2,352	1,788	6,168	4,776
Asset retirement accretion	274	452	833	1,316
Depreciation, depletion, and amortization	15,170	15,756	46,471	59,229
Impairment in carrying value of oil and gas properties	—	33,887	—	224,584
General and administrative	7,255	3,308	23,102	19,093
Debt restructuring costs and advisory fees	—	—	—	7,589
Total expenses	44,403	77,137	135,665	379,535
OPERATING INCOME (LOSS)	5,312	(12,944)	39,744	(200,822)
OTHER EXPENSE:
Interest income	—	—	—	81
Interest expense—net of amounts capitalized (excludes interest expense of $47.6 million and $79.3 million on senior and secured notes subject to compromise for the three and nine months ended September 30, 2016, respectively)	(1,649)	(2,668)	(3,854)	(65,719)
Reorganization items, net	—	(22,772)	—	57,764
Total other expense	(1,649)	(25,440)	(3,854)	(7,874)
INCOME (LOSS) BEFORE TAXES	3,663	(38,384)	35,890	(208,696)
Income tax expense	—	—	—	—
NET INCOME (LOSS)	$3,663	$(38,384)	$35,890	$(208,696)
Successor participating securities—non-vested restricted stock	(82)	—	(932)	—
Predecessor participating securities—non-vested restricted stock	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$3,581	$(38,384)	$34,958	$(208,696)
Basic and diluted net income (loss) per share attributable to common shareholders	$0.14	$(3.60)	$1.39	$(19.61)
Basic and diluted weighted average number of common shares outstanding (Note 12)	25,116	10,657	25,074	10,644

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIDSTATES PETROLEUM COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

(Unaudited)

(In thousands)

	Series A Preferred Stock	Common Stock	Warrants	Treasury Stock	Additional Paid-in-Capital	Retained Earnings	Total Stockholders’ Equity
Balance as of December 31, 2016 (Successor)	$—	$250	$37,329	$—	$514,305	$9,930	$561,814
Share-based compensation	—	1	—	—	8,518	—	8,519
Acquisition of treasury stock	—	—	—	(626)	—	—	(626)
Net income	—	—	—	—	—	35,890	35,890
Balance as of September 30, 2017 (Successor)	$—	$251	$37,329	$(626)	$522,823	$45,820	$605,597

	Series A Preferred Stock	Common Stock	Warrants	Treasury Stock	Additional Paid-in-Capital	Retained Deficit	Total Stockholders’ Deficit
Balance as of December 31, 2015 (Predecessor)	$—	$110	$—	$(3,081)	$888,247	$(2,211,342)	$(1,326,066)
Share-based compensation	—	(1)	—	—	1,726	—	1,725
Acquisition of treasury stock	—	—	—	(53)	—	—	(53)
Net loss	—	—	—	—	—	(208,696)	(208,696)
Balance as of September 30, 2016 (Predecessor)	$—	$109	$—	$(3,134)	$889,973	$(2,420,038)	$(1,533,090)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIDSTATES PETROLEUM COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Successor	Predecessor
	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2017	September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$35,890	$(208,696)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gains on commodity derivative contracts—net	(8,767)	—
Net cash received for commodity derivative contracts not designated as hedging instruments	6,149	—
Asset retirement accretion	833	1,316
Depreciation, depletion, and amortization	46,471	59,229
Impairment in carrying value of oil and gas properties	—	224,584
Share-based compensation, net of amounts capitalized to oil and gas properties	7,102	1,275
Amortization of deferred financing costs	277	4,495
Paid-in-kind interest expense	—	3,531
Amortization of deferred gain on debt restructuring	—	(8,246)
Operating lease abandonment	—	1,574
Noncash reorganization items	—	(70,489)
Change in operating assets and liabilities:
Accounts receivable—oil and gas sales	4,929	(311)
Accounts receivable—JIB and other	2,641	21,411
Other current and noncurrent assets	(98)	(5,572)
Accounts payable	1,392	870
Accrued liabilities	(7,381)	54,520
Other	(121)	(1,247)
Net cash provided by operating activities	$89,317	$78,244
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	$(92,841)	$(129,072)
Proceeds from the sale of oil and gas equipment and properties	4,235	—
Net cash used in investing activities	$(88,606)	$(129,072)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	—	249,384
Deferred financing costs	(375)	—
Acquisition of treasury stock	(626)	(53)
Net cash (used in) provided by financing activities	$(1,001)	$249,331
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(290)	$198,503
Cash and cash equivalents, beginning of period	$76,838	$81,093
Cash and cash equivalents, end of period	$76,548	$279,596

SUPPLEMENTAL INFORMATION:
Non-cash transactions — investments in property and equipment accrued — not paid	$19,865	$12,238
Cash paid for interest, net of capitalized interest of $2.1 million for the nine months ended September 30, 2017 (no capitalized interest for the nine months ended September 30, 2016)	$3,708	$5,821
Cash paid for reorganization items	$—	$12,725

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

2. Summary of Significant Accounting Policies

Basis of Presentation

These interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“US GAAP”) for complete consolidated financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 30, 2017.

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

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852, Reorganizations, the Company adopted fresh start accounting upon emergence from the Chapter 11 Cases resulting in the Company becoming a new entity for financial reporting purposes. As a result of the application of fresh start accounting, as well as the effects of the implementation of the Plan, the Company’s consolidated financial statements on or after October 21, 2016, are not comparable with the consolidated financial statements prior to that date. References to “Successor Period” relate to the results of operations for the period January 1, 2017 through September 30, 2017 and references to “Predecessor Period” refer to the results of operations from January 1, 2016 through September 30, 2016.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 provides guidance concerning the recognition and measurement of revenue from contracts with customers. The objective of ASU 2014-09 is to increase the usefulness of information in the financial statements regarding the nature, timing and uncertainty of revenues. The Company has completed its review of contracts for each revenue stream identified within the Company’s business and is currently finalizing its conclusion on any changes in revenue recognition upon adoption of the revised guidance. Based on assessments to date, the Company believes ASU 2014-09 will impact the presentation of future revenues and expenses by including certain transportation and gathering costs, along with various other fees such as compression and marketing fees net within revenues. The inclusion of these costs within revenues will not impact the Company’s revenue recognition, its financial position, net income or cash flows. In addition, several industry interpretations are currently open for public comment. The Company cannot quantitatively assess the impact of ASU 2014-09 on its financial statements until final consensus is reached on these various industry matters. Once all pending industry interpretations are addressed, the Company will finalize its assessment of ASU 2014-09. The Company is in the process of evaluating the information technology and internal control changes that will be required for adoption based on the Company’s contract review process, but does not currently anticipate material impacts to either information technology or internal controls. However, this assessment is pending conclusion of various industry interpretations. The Company intends to apply the modified retrospective approach upon adoption of this standard on the effective date of January 1, 2018.

In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. All leases create an asset and a liability for the lessee and therefore recognition of those lease assets and lease liabilities is required by ASU 2016-02. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the initial evaluation and planning stages for ASU 2016-02 and does not expect to move beyond this stage until completion of its evaluation of ASU 2014-09.

In July 2017, the FASB issued Accounting Standards Update 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815)” (“ASU 2017-11”). ASU 2017-11 changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down round feature when triggered with the effect treated as a dividend and as a reduction of income available to common shareholders in basic EPS. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not believe the adoption of ASU 2017-11 will have a material impact on its financial position, results of operations or cash flows.

3. Fair Value Measurements of Financial Instruments

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Derivative Instruments

Commodity derivative contracts reflected in the unaudited condensed consolidated balance sheets are recorded at estimated fair value. At September 30, 2017, all of the Company’s commodity derivative contracts were with four bank counterparties and were classified as Level 2 in the fair value input hierarchy. The fair value of the Company’s commodity derivatives are determined using industry-standard models that consider various assumptions including current market and contractual prices for the underlying instruments, implied volatility, time value, nonperformance risk, as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace throughout the full term of the instrument and can be supported by observable data.

Derivative instruments listed below are presented gross and include swaps and collars that are carried at fair value. The Company records the net change in the fair value of these positions in “Gains (losses) on commodity derivative contracts — net” in the Company’s unaudited condensed consolidated statements of operations.

	Fair Value Measurements at September 30, 2017
		Significant Other	Significant
	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(in thousands)
Derivative Assets:
Commodity derivative oil swaps	$—	$722	$—	$722
Commodity derivative gas swaps	$—	$1,006	$—	$1,006
Commodity derivative oil collars	$—	$2,356	$—	$2,356
Commodity derivative gas collars	$—	$2,806	$—	$2,806
Total assets	$—	$6,890	$—	$6,890

Derivative Liabilities:
Commodity derivative oil swaps	$—	$(772)	$—	$(772)
Commodity derivative gas swaps	$—	$—	$—	$—
Commodity derivative oil collars	$—	$(1,380)	$—	$(1,380)
Commodity derivative gas collars	$—	$(2,120)	$—	$(2,120)
Total liabilities	$—	$(4,272)	$—	$(4,272)

At December 31, 2016, the Company did not have any open commodity derivative contract positions.

4. Risk Management and Derivative Instruments

The Company’s production is exposed to fluctuations in crude oil, NGLs and natural gas prices. The Company believes it is prudent to manage the variability in cash flows by, at times, entering into derivative financial instruments to economically hedge a portion of its crude oil, NGLs and natural gas production. The Company utilizes various types of derivative financial instruments to manage fluctuations in cash flows resulting from changes in commodity prices.

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

These derivative contracts are placed with major financial institutions that the Company believes are minimal credit risks. The crude oil, NGLs and natural gas reference prices upon which the commodity derivative contracts are based reflect various market indices that management believes correlates with actual prices received by the Company for its crude oil, NGLs and natural gas production.

Inherent in the Company’s portfolio of commodity derivative contracts are certain business risks, including market risk and credit risk. Market risk is the risk that the price of the commodity will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the Company’s counterparty to a contract. The Company does not require collateral from its counterparties but does attempt to minimize its credit risk associated with derivative instruments by entering into derivative instruments only with counterparties that are large financial institutions, which management believes present minimal credit risk. In addition, to mitigate its risk of loss due to default, the Company has entered into agreements with its counterparties of its derivative instruments that allow the Company to offset its asset position with its liability position in the event of default by the counterparty. Due to the netting arrangements, had the Company’s counterparties failed to perform under existing commodity derivative contracts, the maximum loss at September 30, 2017 would have been $2.6 million.

Commodity Derivative Contracts

The Company has entered into various oil and natural gas derivative contracts that extend through March 2019, summarized as follows:

	NYMEX WTI
	Fixed Swaps		Collars			Three Way Collars
	Hedge Position (Bbls)	Weighted Avg Strike Price	Hedge Position (Bbls)	Weighted Avg Ceiling Price	Weighted Avg Floor Price	Hedge Position (Bbls)	Weighted Avg Ceiling Price	Weighted Avg Floor Price	Weighted Avg Sub-Floor Price
Quarter Ended:
September 30, 2017(2)	207,000	$55.29	46,000	$60.00	$50.00	115,000	$62.80	$50.00	$40.00
December 31, 2017(1)(2)	276,000	$53.58	46,000	$60.00	$50.00	115,000	$62.80	$50.00	$40.00
March 31, 2018(1)	99,000	$50.61	—	$—	$—	225,000	$62.14	$50.00	$40.00
June 30, 2018(1)	145,600	$51.22	—	$—	$—	182,000	$60.65	$50.00	$40.00
September 30, 2018(1)	92,000	$50.38	—	$—	$—	184,000	$59.93	$50.00	$40.00
December 31, 2018(1)	92,000	$50.38	—	$—	$—	46,000	$56.70	$50.00	$40.00

	NYMEX HENRY HUB
	Fixed Swaps		Collars			Three Way Collars
	Hedge Position (MMBtu)	Weighted Avg Strike Price	Hedge Position (MMBtu)	Weighted Avg Ceiling Price	Weighted Avg Floor Price	Hedge Position (MMBtu)	Weighted Avg Ceiling Price	Weighted Avg Floor Price	Weighted Avg Sub-Floor Price
Quarter Ended:
September 30, 2017	2,944,000	$3.38	368,000	$3.63	$3.15	—	$—	$—	$—
December 31, 2017(1)	1,907,000	$3.43	551,000	$3.84	$3.23	610,000	$4.30	$3.25	$2.50
March 31, 2018(1)(3)	1,350,000	$3.47	—	$—	$—	1,530,000	$4.38	$3.25	$2.50
June 30, 2018(1)	—	$—	—	$—	$—	1,365,000	$3.40	$3.00	$2.50
September 30, 2018(1)	—	$—	—	$—	$—	1,380,000	$3.40	$3.00	$2.50
December 31, 2018(1)	—	$—	—	$—	$—	1,380,000	$3.40	$3.00	$2.50
March 31, 2019(1)	—	$—	—	$—	$—	1,350,000	$3.40	$3.00	$2.50

(1)          Positions shown represent open commodity derivative contract positions as of September 30, 2017. The Company did not have any open commodity derivative contract positions as of December 31, 2016.

(2)          During the second quarter, the Company entered into long call oil trades to offset its three way collar short calls for the second half of 2017.

(3)          During the second quarter, the Company entered into natural gas three way collars with long call ceilings in order to offset its Q1 2018 natural gas fixed swaps.

Subsequent to September 30, 2017, the Company entered into various oil derivative contracts that extend through December 2019, summarized as follows:

	NYMEX WTI
	Fixed Swaps		Collars			Three Way Collars
	Hedge Position (Bbls)	Weighted Avg Strike Price	Hedge Position (Bbls)	Weighted Avg Ceiling Price	Weighted Avg Floor Price	Hedge Position (Bbls)	Weighted Avg Ceiling Price	Weighted Avg Floor Price	Weighted Avg Sub-Floor Price
Quarter Ended:
March 31, 2019	—	$—	—	$—	$—	45,000	$56.20	$50.00	$40.00
June 30, 2019	—	$—	—	$—	$—	45,500	$56.20	$50.00	$40.00
September 30, 2019	—	$—	—	$—	$—	46,000	$56.20	$50.00	$40.00
December 31, 2019	—	$—	—	$—	$—	46,000	$56.20	$50.00	$40.00

Balance Sheet Presentation

The following table summarizes the net fair values of commodity derivative instruments by the appropriate balance sheet classification in the Company’s unaudited condensed consolidated balance sheets at September 30, 2017 (in thousands):

Type	Balance Sheet Location (1)	September 30, 2017
Oil swaps	Derivative financial instruments — current assets	$49
Gas swaps	Derivative financial instruments — current assets	1,006
Oil collars	Derivative financial instruments — current assets	969
Gas collars	Derivative financial instruments — current assets	872
Oil swaps	Derivative financial instruments — noncurrent liabilities	(98)
Oil collars	Derivative financial instruments — noncurrent liabilities	6
Gas collars	Derivative financial instruments — noncurrent liabilities	(186)
Total derivative fair value at period end		$2,618

(1)        The fair values of commodity derivative instruments reported in the Company’s unaudited condensed consolidated balance sheets are subject to netting arrangements and qualify for net presentation.

The following table summarizes the location and fair value amounts of all commodity derivative instruments in the unaudited condensed consolidated balance sheets, as well as the gross recognized derivative assets, liabilities and amounts offset in the unaudited condensed consolidated balance sheets at September 30, 2017 (in thousands):

		September 30, 2017
Not Designated as		Gross Recognized	Gross Amounts	Net Recognized Fair Value
ASC 815 Hedges	Balance Sheet Location Classification	Assets/Liabilities	Offset	Assets/Liabilities
Derivative Assets:
Commodity contracts	Derivative financial instruments — current	$5,858	$(2,962)	$2,896
Commodity contracts	Derivative financial instruments — noncurrent	1,032	(1,032)	—
		$6,890	$(3,994)	$2,896
Derivative Liabilities:
Commodity contracts	Derivative financial instruments — current	$(2,962)	$2,962	$—
Commodity contracts	Derivative financial instruments — noncurrent	(1,310)	1,032	(278)
		$(4,272)	$3,994	$(278)

As of December 31, 2016, the Company did not have any open commodity derivative contract positions.

Gains/Losses on Commodity Derivative Contracts

The Company does not designate its commodity derivative contracts as hedging instruments for financial reporting purposes. Accordingly, commodity derivative contracts are marked-to-market each quarter with the change in fair value during the periodic reporting period recognized currently as a gain or loss in “Gains (losses) on commodity derivative contracts—net” within revenues in the unaudited condensed consolidated statements of operations.

The following table presents net cash received for commodity derivative contracts and unrealized net gains recorded by the Company related to the change in fair value of the derivative instruments in “Gains (losses) on commodity derivative contracts—net” for the periods presented (in thousands):

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2017	September 30, 2017
Net cash received for commodity derivative contracts	$2,909	$6,149
Unrealized net (losses) gains	(6,500)	2,618
Gains (losses) on commodity derivative contracts—net	$(3,591)	$8,767

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

5. Property and Equipment

Property and equipment consisted of the following as of the dates presented:

	September 30, 2017	December 31, 2016
	(in thousands)
Oil and gas properties, on the basis of full-cost accounting:
Proved properties	$709,647	$573,150
Unproved properties	26,178	65,080
Other property and equipment	6,543	6,339
Less accumulated depreciation, depletion and amortization	(59,349)	(12,974)
Net property and equipment	$683,019	$631,595

Oil and Gas Properties

The Company capitalizes internal costs directly related to exploration and development activities to oil and gas properties. During the three and nine months ended September 30, 2017 and 2016, the Company capitalized the following (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Internal costs capitalized to oil and gas properties (1)	$1,651	$1,049	$4,656	$3,311

(1)         Inclusive of $0.8 million and $0.1 million of qualifying share-based compensation expense for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, inclusive of $2.0 million and $0.5 million, respectively, of qualifying share-based compensation expense.

The Company accounts for its oil and gas properties under the full cost method. Under the full cost method, proceeds realized from the sale or disposition of oil and gas properties are accounted for as a reduction to capitalized costs unless a significant portion of the Company’s reserve quantities are sold such that it results in a significant alteration of the relationship between capitalized costs and remaining proved reserves, in which case a gain or loss is generally recognized in income. During the nine months ended September 30, 2017, the Company disposed of certain oil and gas equipment for cash proceeds of $1.4 million, which were reflected as a reduction of oil and gas properties with no gain or loss recognized. During the three months ended September 30, 2017, the Company closed on the sale of certain oil and gas properties in Lincoln County, Oklahoma, for $7.0 million in cash ($2.9 million, net after assumption of liabilities), subject to standard post-closing adjustments. The net proceeds from the sale were retained for general corporate purposes.

The Company performs a full-cost ceiling test on a quarterly basis. The test establishes a limit (ceiling) on the book value of the Company’s oil and gas properties. The capitalized costs of oil and gas properties, net of accumulated depreciation, depletion, amortization and impairment (“DD&A”) and the related deferred income taxes, may not exceed this “ceiling.” The ceiling limitation is equal to the sum of: (i) the present value of estimated future net revenues from the projected production of proved oil and gas reserves, excluding future cash outflows associated with settling asset retirement obligations accrued on the balance sheet, calculated using the average oil and natural gas sales price received by the Company as of the first trading day of each month over the preceding twelve months (such prices held constant throughout the life of the properties) and a discount factor of 10%; (ii) the cost of unproved properties excluded from the costs being amortized; (iii) the lower of cost or estimated fair value of unproved properties included in the costs being amortized; and (iv) related income tax effects. If capitalized costs exceed this ceiling, the excess is charged to expense in the accompanying unaudited condensed consolidated statements of operations.

The Company did not record an impairment of oil and gas properties during the three or nine months ended September 30, 2017. The three and nine month periods ended September 30, 2016 included impairments of oil and gas properties of $33.9 million and $224.6 million, respectively. These impairments were primarily the result of continued low commodity prices, which resulted in a decrease in the discounted present value of the Company’s proved oil and natural gas reserves.

DD&A is calculated using the Units of Production Method (“UOP”). The UOP calculation multiplies the percentage of total estimated proved reserves produced by the cost of those reserves. The result is to recognize expense at the same pace that the reservoirs are estimated to be depleting. The amortization base in the UOP calculation includes the sum of proved property costs net of accumulated DD&A and impairment, estimated future development costs (future costs to access and develop proved reserves) and asset retirement costs that are not already included in oil and gas property, less related salvage value. The following table presents depletion expense related to oil and gas properties for the three and nine months ended September 30, 2017 and 2016, respectively:

	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
	(in thousands)		(per Boe)		(in thousands)		(per Boe)
Depletion expense	$14,575	$15,231	$7.42	$5.90	$44,695	$57,018	$7.29	$6.92
Depreciation on other property and equipment	595	525	0.30	0.20	1,776	2,211	0.29	0.27
Depreciation, depletion, and amortization	$15,170	$15,756	$7.72	$6.10	$46,471	$59,229	$7.58	$7.19

Oil and gas unproved properties include costs that are not being depleted or amortized. The Company excludes these costs until proved reserves are found, until it is determined that the costs are impaired or until major development projects are placed in service, at which time the costs are moved into oil and natural gas properties subject to amortization. All unproved property costs are reviewed at least annually to determine if impairment has occurred. In addition, impairment assessments are made for interim reporting periods if facts and circumstances exist that suggest impairment may have occurred. During any period in which impairment is indicated, the accumulated costs associated with the impaired property are transferred to proved properties and become part of our depletion base and subject to the full cost ceiling limitation. No impairment of unproved properties was recorded during the three or nine months ended September 30, 2017. Unproved property was $26.2 million and $65.1 million at September 30, 2017 and December 31, 2016, respectively.

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

6. Other Noncurrent Assets

The following table presents the components of other noncurrent assets as of the dates presented:

	September 30, 2017	December 31, 2016
	(in thousands)
Deferred financing costs associated with the Exit Facility	$1,286	$1,187
Field equipment inventory	4,221	2,619
Other	1,649	1,649
Other noncurrent assets	$7,156	$5,455

7. Accrued Liabilities

The following table presents the components of accrued liabilities as of the dates presented:

	September 30, 2017	December 31, 2016
	(in thousands)
Accrued oil and gas capital expenditures	$12,281	$6,118
Accrued revenue and royalty distributions	17,707	28,262
Accrued lease operating and workover expense	6,200	8,932
Accrued interest	123	254
Accrued taxes	2,980	2,537
Compensation and benefit related accruals	5,133	3,516
Other	2,563	4,112
Accrued liabilities	$46,987	$53,731

8. Asset Retirement Obligations

Asset Retirement Obligations (“AROs”) represent the estimated future abandonment costs of tangible assets, such as wells, service assets and other facilities. The estimated fair value of the AROs at inception is capitalized as part of the carrying amount of the related long-lived assets.

The following table reflects the changes in the Company’s AROs for the periods presented (in thousands):

	Successor	Predecessor
	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016
Asset retirement obligations — beginning of period	$14,200	$18,708
Liabilities incurred	259	520
Revisions	—	—
Liabilities settled	(107)	(278)
Liabilities eliminated through asset sales	(1,146)	—
Current period accretion expense	833	1,316
Asset retirement obligations — end of period	$14,039	$20,266

9. Debt

Exit Facility

At September 30, 2017 and December 31, 2016, the Company maintained a reserves based credit facility with a borrowing base of $170.0 million (the “Exit Facility”). At September 30, 2017, and December 31, 2016, the Company had $128.1 million drawn on the Exit Facility and had outstanding letters of credit obligations totaling $1.9 million. As of September 30, 2017, the Company had $40.0 million of availability on the Exit Facility.

The Exit Facility bears interest at LIBOR plus 4.50% per annum, subject to a 1.00% LIBOR floor. For the three months ended September 30, 2017, the weighted average interest rate was 5.7%. Unamortized debt issuance costs of $1.3 million and $1.2 million associated with the Exit Facility are included in “Other noncurrent assets” on the unaudited condensed consolidated balance sheets at September 30, 2017, and December 31, 2016, respectively.

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

As of September 30, 2017, the Company was in compliance with its debt covenants.

On October 27, 2017, the Company’s borrowing base was redetermined at the existing amount of $170.0 million. The Company’s Anadarko Basin assets in Texas and Oklahoma were excluded from the redetermination of the borrowing base.

The Company believes the carrying amount of the Exit Facility at September 30, 2017 approximates its fair value (Level 2) due to the variable nature of the Exit Facility interest rate.

10. Equity and Share-Based Compensation

Common Shares

Share Activity

The following table summarizes changes in the number of outstanding shares during the nine months ended September 30, 2017:

	Common Stock	Treasury Stock(1)
Share count as of December 31, 2016	24,994,867	—
Common stock issued	103,967	—
Acquisition of treasury stock	—	(33,409)
Share count as of September 30, 2017	25,098,834	(33,409)

(1)         Treasury stock represents the net settlement on vesting of restricted stock necessary to satisfy the minimum statutory tax withholding requirements.

Share-Based Compensation

2016 Long Term Incentive Plan

On the Effective Date, the Company established the 2016 LTIP and filed a Form S-8 with the SEC, registering 3,513,950 shares for issuance under the terms of the 2016 LTIP to employees, directors and certain other persons (the “Award Shares”). The types of awards that may be granted under the 2016 LTIP include stock options, restricted stock units, restricted stock, performance awards and other forms of awards granted or denominated in shares of common stock of the reorganized Company, as well as certain cash-based awards (the “Awards”). The terms of each award are as determined by the Compensation Committee of the Board of Directors. Awards that expire, or are canceled, forfeited, exchanged, settled in cash or otherwise terminated, will again be available for future issuance under the 2016 LTIP. At September 30, 2017, 2,299,088 Award Shares remain available for issuance under the terms of the 2016 LTIP.

Restricted Stock Units

At September 30, 2017, the Company had 494,794 non-vested restricted stock units outstanding to employees and non-employee directors pursuant to the 2016 LTIP, excluding restricted stock units issued to non-employee directors containing a market condition, which are discussed below. Restricted stock units granted to employees under the 2016 LTIP vest ratably over a period of three years: one-sixth will vest on the six-month anniversary of the grant date, an additional one-sixth will vest on the twelve-month anniversary of the grant date, an additional one-third will vest on the twenty-four month anniversary of the grant date and the final one-third will vest on the thirty-six month anniversary of the grant date. Restricted stock units granted to non-employee directors vest on the first to occur of (i) December 31, 2017, (ii) the date the non-employee director ceases to be a director of the Board (other than for cause), (iii) the director’s death, (iv) the director’s disability or (v) a change in control of the Company.

The fair value of restricted stock units was based on grant date fair value of the Company’s common stock. Compensation expense is recognized ratably over the requisite service period.

The following table summarizes the Company’s non-vested restricted stock unit award activity for the nine months ended September 30, 2017:

	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested shares outstanding at December 31, 2016	685,662	$19.66
Granted	17,500	$18.62
Vested	(103,967)	$19.66
Forfeited	(104,401)	$19.66
Non-vested shares outstanding at September 30, 2017	494,794	$19.63

Unrecognized expense as of September 30, 2017, for all outstanding restricted stock units under the 2016 LTIP was $3.9 million and will be recognized over a weighted average period of 1.2 years. Subsequent to September 30, 2017, 174,135 restricted stock units vested before consideration of minimum statutory tax withholding requirements.

On August 22, 2017, the Company amended the employment agreement of Fredric F. Brace, former President and Chief Executive Officer (the “Executive Employment Amendment”). Among other provisions, the Executive Employment Amendment accelerated the vesting of all outstanding equity awards of Mr. Brace to October 21, 2017. As a result, approximately $0.8 million of compensation expense associated with Mr. Brace’s non-vested restricted stock was accelerated into the three and nine months ended September 30, 2017.

Stock Options

At September 30, 2017, the Company had 423,438 non-vested stock options outstanding pursuant to the 2016 LTIP. Stock Option Awards granted under the 2016 LTIP vest ratably over a period of three years: one-sixth will vest on the six-month anniversary of the grant date, an additional one-sixth will vest on the twelve-month anniversary of the grant date, an additional one-third will vest on the twenty-four month anniversary of the grant date and the final one-third will vest on the thirty-six month anniversary of the grant date. Stock Option Awards expire 10 years from the grant date.

The Company utilizes the Black-Scholes-Merton option pricing model to determine the fair value of stock option awards. Determining the fair value of equity-based awards requires judgment, including estimating the expected term that stock option awards will be outstanding prior to exercise and the associated volatility.

The following table summarizes the Company’s 2016 LTIP non-vested stock option activity for the nine months ended September 30, 2017:

	Options	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Stock options outstanding at December 31, 2016	627,806		$19.66	9.1
Granted	4,000	$19.08	$19.08	9.5
Vested	(103,967)	$19.08-20.97	$19.66	—
Forfeited	(104,401)	$19.66	$19.66	—
Stock options outstanding at September 30, 2017	423,438		$19.66	9.1
Vested and exercisable at end of period(1)	103,967	$19.08-20.97	$19.66	9.1

(1) Vested and exercisable options at September 30, 2017, had no aggregate intrinsic value.

Unrecognized expense as of September 30, 2017, for all outstanding stock options under the 2016 LTIP was $1.9 million and will be recognized over a weighted average period of 1.3 years. Subsequent to September 30, 2017, 171,885 stock options vested before consideration of minimum statutory tax withholding requirements.

On August 22, 2017, the Company amended the Executive Employment Amendment. Among other provisions, the Executive Employment Amendment accelerated the vesting of all outstanding equity awards of Mr. Brace to October 21, 2017. As a result, approximately $0.4 million of compensation expense associated with Mr. Brace’s non-vested stock options was accelerated into the three and nine months ended September 30, 2017.

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

The restricted stock unit awards issued to non-employee directors containing a market condition has a derived service period of one year. At September 30, 2017, the Company recorded a $0.7 million liability included within “Accrued liabilities” in the unaudited condensed consolidated balance sheets related to the market condition awards. The fair value of the restricted stock containing a market condition was $11.05 per unit at September 30, 2017.

As of September 30, 2017, unrecognized stock-based compensation related to market condition awards was $0.1 million and will be recognized over a weighted-average period of 0.1 years.

11. Income Taxes

For the nine months ended September 30, 2017, the Company recorded no income tax expense or benefit. The significant difference between our effective tax rate and the federal statutory income tax rate of 35% is primarily due to the effect of changes in the Company’s valuation allowance. During the nine months ended September 30, 2017, the Company’s valuation allowance decreased by $13.0 million from December 31, 2016, bringing the total valuation allowance to $147.8 million at September 30, 2017. A valuation allowance has been recorded as management does not believe that it is more-likely-than-not that its deferred tax assets are realizable.

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

12. Earnings (Loss) Per Share

Successor

The following table provides a reconciliation of net income attributable to common shareholders and weighted average common shares outstanding for basic and diluted earnings per share for the Successor Periods presented:

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
	(in thousands, except per share amounts)	(in thousands, except per share amounts)
Net Earnings:
Net income	$3,663	$35,890
Participating securities—non-vested restricted stock	(82)	(932)
Basic and diluted earnings	$3,581	$34,958

Common Shares:
Common shares outstanding — basic (1)	25,116	25,074
Dilutive effect of potential common shares	—	—
Common shares outstanding — diluted	25,116	25,074

Net Earnings Per Share:
Basic	$0.14	$1.39
Diluted	$0.14	$1.39
Antidilutive stock options (2)	424	526
Antidilutive warrants (3)	6,626	6,626

(1)         Weighted-average common shares outstanding for basic and diluted earnings per share purposes includes 17,533 shares of common stock that, while not issued and outstanding at September 30, 2017, are required by the Plan to be issued.

(2)         Amount represents stock options to purchase common stock that are excluded from the diluted net earnings per share calculations because of their antidilutive effect.

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

The following table provides a reconciliation of net loss to preferred shareholders, common shareholders, and participating securities for purposes of computing net loss per share for the Predecessor Periods presented:

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
	(in thousands, except per share amounts)	(in thousands, except per share amounts)
Net loss	$(38,384)	$(208,696)
Preferred Dividend	—	—
Participating securities—non-vested restricted stock	—	—
Net loss attributable to shareholders	$(38,384)	$(208,696)

Weighted average shares outstanding	10,657	10,644
Basic and diluted net loss per share	$(3.60)	$(19.61)

13. Related Party Transactions

The Company has entered into an arrangement with EcoStim Energy Solutions, Inc. (“EcoStim”) for well stimulation and completion services. EcoStim is an affiliate of Fir Tree Inc., an entity holding approximately 25.5% of the Company’s outstanding common stock. For the three and nine months ended September 30, 2017, the Company paid approximately $5.9 million and $7.3 million, respectively, to EcoStim for services provided. No transactions with EcoStim occurred during the three and nine months ended September 30, 2016.

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

The Company vigorously defends itself in these matters. If the Company determines that an unfavorable outcome or loss of a particular matter is probable and the amount of loss can be reasonably estimated, it accrues a liability for the contingent obligation. As new information becomes available or as a result of legal or administrative rulings in similar matters or a change in applicable law, the Company’s conclusions regarding the probability of outcomes and the amount of estimated loss, if any, may change. The impact of subsequent changes to the Company’s accruals could have a material effect on its results of operations. As of September 30, 2017, and December 31, 2016, the Company’s total accrual for all loss contingencies was $1.4 million and $1.1 million, respectively.

During the nine months ended September 30, 2017, the Company received an insurance reimbursement in the amount of $1.9 million, which was reflected as a reduction of “Lease operating and workover” expenses in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2017.

15. Subsequent Event

On October 25, 2017, David J. Sambrooks was appointed to the position of President and Chief Executive Officer, effective immediately upon the resignation of Mr. Brace on November 1, 2017. The Board of Directors of the Company (the “Board”) also approved an increase in the number of directors, from seven directors to eight directors, and Mr. Sambrooks was appointed to the Board, effective concurrently with his appointment as an executive officer.

In connection with the appointment of Mr. Sambrooks as President and Chief Executive Officer, Mr. Sambrooks and the Company entered into an employment agreement outlining the terms of his employment as President and Chief Executive Officer of the Company. Among other provisions, Mr. Sambrooks received incentive awards including (i) the grant of 67,889 time-vested restricted stock units and (ii) the grant of 135,778 performance stock units (“PSUs”). The time-vested restricted stock units will generally vest in three installments: 1/3 will vest on the one-year anniversary of the award date, an additional 1/3 will vest on the two-year anniversary of the award date and the final 1/3 will vest on the three-year anniversary of the award date. The PSUs will vest, if at all, based upon the performance of the Company’s stock during the period of October 25, 2017 through October 31, 2020 (the “Performance Period”).  Half of the PSUs will vest, if at all, based upon the Company’s total absolute stockholder return for the Performance Period, and the other half will vest, if at all, based upon the Company’s relative total stockholder return when measuring the Company’s stock performance during the Performance Period to the stock performance of a selected peer group during the Performance Period.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2016, and the related management’s discussion and analysis contained in our Annual Report on Form 10-K dated and filed with the Securities and Exchange Commission (“SEC”) on March 30, 2017, as well as the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017.

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

Upon our emergence from the Chapter 11 Cases on October 21, 2016, we adopted fresh start accounting as required by US GAAP. As a result of the application of fresh start accounting, as well as the effects of the implementation of the Plan, our consolidated financial statements on or after October 21, 2016, are not comparable with our consolidated financial statements prior to that date. References to “Successor Period” relate to the results of operations for the period January 1, 2017 through September 30, 2017 and references to “Predecessor Period” refer to the results of operations of the Company from January 1, 2016 through September 30, 2016.

Operations Update

Mississippian Lime

For the three months ended September 30, 2017 and June 30, 2017, our average daily production from the Mississippian Lime asset was as follows:

	Three Months Ended September 30, 2017	Three Months Ended June 30, 2017	Increase/(Decrease) in Production

Average daily production:
Oil (Bbls)	4,940	4,938	—%
Natural gas liquids (Bbls)	4,145	4,466	(7.2)%
Natural gas (Mcf)	51,130	53,246	(4.0)%
Net Boe/day	17,606	18,278	(3.7)%

The following table shows our total number of horizontal wells spud and brought into production in the Mississippian Lime asset during the third quarter of 2017:

	Total Number of Gross Horizontal Wells Spud (1)	Total Number of Gross Horizontal Wells Brought into Production
Mississippian Lime	10	9

(1)         We had two rigs drilling in the Mississippian Lime horizontal well program at September 30, 2017. Of the ten wells spud, three were producing, five were awaiting completion and two were being drilled at quarter-end.

In the third quarter of 2017, we incurred approximately $39.8 million of operational capital expenditures in the Mississippian Lime basin.

Anadarko Basin

For the three months ended September 30, 2017 and June 30, 2017, our average daily production from our Anadarko Basin asset was as follows:

	Three Months Ended September 30, 2017	Three Months Ended June 30, 2017	Decrease in Production

Average daily production:
Oil (Bbls)	1,329	1,475	(9.9)%
Natural gas liquids (Bbls)	992	1,115	(11.0)%
Natural gas (Mcf)	8,581	9,735	(11.9)%
Net Boe/day	3,752	4,212	(10.9)%

We did not spud any wells in our Anadarko Basin asset and did not have any operated drilling rigs in the area during the third quarter of 2017.

Capital Expenditures

During the three and nine months ended September 30, 2017, we incurred operational capital expenditures of $40.1 million and $97.7 million, respectively, which consisted of the following:

	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017
Drilling and completion activities	$36,269	$89,975
Acquisition of acreage and seismic data	3,845	7,748
Operational capital expenditures incurred	$40,114	$97,723
Capitalized G&A, office, ARO & other	1,856	5,512
Capitalized interest	408	2,054
Total capital expenditures incurred	$42,378	$105,289

Operational capital expenditures by area were as follows:

	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017
Mississippian Lime	$39,800	$95,490
Anadarko Basin	314	2,233
Total operational capital expenditures incurred	$40,114	$97,723

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

We follow the full cost method of accounting for our oil and gas properties. For the three and nine months ended September 30, 2017, the results of our full cost “ceiling test” did not require us to recognize impairments of our oil and gas properties. While impairments do not impact cash flow from operating activities or liquidity, they do decrease our net income and shareholders’ equity.

We dispose of large volumes of saltwater produced in conjunction with crude oil and natural gas from drilling and production operations in the Mississippian Lime. Our disposal operations are conducted pursuant to permits issued to us by governmental authorities overseeing such disposal activities.

There is a continuing concern and regulatory scrutiny surrounding any potential correlation between the injection of saltwater into disposal wells and those activities alleged contribution to increased seismic activity in certain areas, including the areas in which we operate, Oklahoma and Texas. On February 16, 2016, the Oil and Gas Conservation Division (“OGCD”) of the Oklahoma Corporation Commission (“OCC”) requested we curtail our wastewater disposal volumes into the Arbuckle formation in our Mississippian Lime assets by approximately 40%. On March 7, 2016 and August 19, 2016, the OGCD identified additional wells that were required to reduce disposal volume. The OGCD established caps for additional wells on February 24, 2017. On March 1, 2017, the OGCD also issued a statement saying that further actions to reduce the earthquake rate in Oklahoma could be expected. Our current plans are for future disposal wells to inject into formations other than the Arbuckle and we are currently disposing of approximately 40% of our produced salt water into formations other than the Arbuckle. We have timely met and satisfied all requests of the OCC regarding changes and/or reductions in disposal capacity in our operated Arbuckle disposal wells, and now inject at a rate which is approximately 20% below the OGCD’s prescribed limits for the Arbuckle formation without adverse impact to our production base. We are currently in compliance with the OGCD’s latest requests regarding Arbuckle injection limits; however a change in disposal well regulations or injection limits, or the inability to obtain permits for new disposal wells in the future may affect our ability to dispose of salt water and ultimately increase the cost of our operations and/or reduce the volume of oil and natural gas that we produce from our wells.

Under Rule 4-10(a)(22) of Regulation S-X, as promulgated by the SEC, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. Our customary practice is at each fiscal year end our technical team meets with representatives of our independent reserves engineers to review properties and discuss methods and assumptions used in preparation of the proved reserves estimates. We maintain an internal staff of petroleum engineers, land and geoscience professionals who work closely with our independent reserves engineers to ensure the integrity, accuracy and timeliness of data utilized in the reserves estimation process. The primary inputs to the reserves estimation process are comprised of technical information, financial data, ownership interests and production data. The valuation of our proved reserves is sensitive to changes in these inputs and, as a result, minor updates to these inputs can result in significant changes in the valuation of such reserves. The extent of any such changes in reserves valuation is inherently uncertain until the final completion of the proved reserves estimates at each fiscal year end.

Results of Operations

The following tables summarize our revenues for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,
	Crude Oil	Natural Gas	NGLs	Total
2016 Revenues (Predecessor)	$35,584	$17,676	$8,939	$62,199
Changes due to volumes	(11,820)	(3,776)	(2,649)	(18,245)
Changes due to price	3,426	70	4,366	7,862
2017 Revenues (Successor)	$27,190	$13,970	$10,656	$51,816

	Nine Months Ended September 30,
	Crude Oil	Natural Gas	NGLs	Total
2016 Revenues (Predecessor)	$104,832	$44,486	$25,073	$174,391
Changes due to volumes	(48,583)	(12,776)	(6,717)	(68,076)
Changes due to price	29,248	14,611	13,224	57,083
2017 Revenues (Successor)	$85,497	$46,321	$31,580	$163,398

Oil, NGL and Natural Gas Pricing

The following table sets forth information regarding average realized sales prices for the periods indicated:

	Successor	Predecessor		Successor	Predecessor
	For the Three	For the Three		For the Nine	For the Nine
	Months Ended	Months Ended		Months Ended	Months Ended
	September 30, 2017	September 30, 2016	% Change	September 30, 2017	September 30, 2016	% Change
AVERAGE SALES PRICES:
Oil, without realized derivatives (per Bbl)	$47.14	$43.00	9.6%	$47.83	$37.42	27.8%
Oil, with realized derivatives (per Bbl)	$50.11	$43.00	16.5%	$50.09	$37.42	33.9%
Natural gas liquids, without realized derivatives (per Bbl)	$22.55	$15.15	48.8%	$21.17	$13.86	52.7%
Natural gas liquids, with realized derivatives (per Bbl)	$22.55	$15.15	48.8%	$21.17	$13.86	52.7%
Natural gas, without realized derivatives (per Mcf)	$2.54	$2.53	0.4%	$2.71	$2.04	32.8%
Natural gas, with realized derivatives (per Mcf)	$2.76	$2.53	9.1%	$2.83	$2.04	38.7%

Oil Revenues

Successor Period

Our oil sales revenues for the three and nine months ended September 30, 2017 were $27.2 million and $85.5 million, respectively. Our oil sales revenues were comprised of $21.6 million and $67.8 million, respectively, from our Mississippian Lime assets and $5.6 million and $17.7 million, respectively, from our Anadarko Basin assets.

Predecessor Period

Our oil sales revenues for the three and nine months ended September 30, 2016 were $35.6 million and $104.8 million, respectively. Our oil sales revenue was comprised of $29.0 million and $85.2 million, respectively, from our Mississippian Lime assets and $6.6 million and $19.6 million, respectively, from our Anadarko Basin assets.

Natural Gas Revenues

Successor Period

Our natural gas sales revenues for the three and nine months ended September 30, 2017 were $14.0 million and $46.3 million, respectively. Our natural gas sales revenues were comprised of $12.1 million and $40.0 million, respectively, from our Mississippian Lime assets and $1.9 million and $6.3 million, respectively, from our Anadarko Basin assets.

Predecessor Period

Our natural gas sales revenues for the three and nine months ended September 30, 2016 were $17.7 million and $44.5 million, respectively. Our natural gas sales revenue was comprised of $15.5 million and $39.3 million, respectively, from our Mississippian Lime assets and $2.2 million and $5.2 million, respectively, from our Anadarko Basin assets.

NGL Revenues

Successor Period

Our NGLs sales revenues for the three and nine months ended September 30, 2017 were $10.7 million and $31.6 million, respectively. Our NGLs sales revenues were comprised of $8.5 million and $25.4 million, respectively, from our Mississippian Lime assets and $2.2 million and $6.2 million, respectively, from our Anadarko Basin assets.

Predecessor Period

Our NGLs sales revenues for the three and nine months ended September 30, 2016 were $8.9 million and $25.1 million, respectively. Our NGLs sales revenue was comprised of $7.3 million and $20.5 million, respectively, from our Mississippian Lime assets and $1.6 million and $4.6 million, respectively, from our Anadarko Basin assets.

Gains (losses) on Commodity Derivative Contracts—Net

A summary of our open commodity derivative positions is included the financial statements in “Part I. Financial Information — Item 1. Financial Statements — Notes to the Unaudited Condensed Consolidated Financial Statements — Note 4. Risk Management and Derivative Instruments” of this report. The following tables provide financial information associated with our oil and natural gas hedges for the period indicated (in thousands):

	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017
Cash settlements:
Oil derivatives	$1,713	$4,041
Natural gas derivatives	1,196	2,108
Total cash settlements	$2,909	$6,149

Gains (losses) due to fair value changes:
Oil derivatives	$(5,618)	$925
Natural gas derivatives	(882)	1,693
Total gains (losses) on fair value changes	$(6,500)	$2,618

Gains (losses) on commodity derivative contracts—net	$(3,591)	$8,767

Successor Period

During the three and nine months ended September 30, 2017, we had unrealized gains (losses) of $(6.5) million and $2.6 million from our mark-to-market derivative positions, representing the changes in fair value from new positions and settlements that occurred during the period, as well as the relationship between contract prices and the associated forward curves. Cash receipts from the settlements of derivatives during the three and nine months ended September 30, 2017 were $2.9 million and $6.1 million, respectively.

Predecessor Period

We had no open or settled commodity derivative positions during the three and nine months ended September 30, 2016.

Oil, Natural Gas and NGL Production

	Successor	Predecessor		Successor	Predecessor
	For the Three Months Ended	For the Three Months Ended		For the Nine Months Ended	For the Nine Months Ended
	September 30, 2017	September 30, 2016	% Change	September 30, 2017	September 30, 2016	% Change
PRODUCTION DATA:
Oil (Bbls/d)
Mississippian Lime	4,940	7,266	(32.0)%	5,158	8,279	(37.7)%
Anadarko Basin	1,329	1,728	(23.1)%	1,389	1,947	(28.7)%
Natural gas liquids (Bbls/d)
Mississippian Lime	4,145	5,209	(20.4)%	4,398	5,350	(17.8)%
Anadarko Basin	992	1,204	(17.6)%	1,066	1,250	(14.7)%
Natural gas (Mcf/d)
Mississippian Lime	51,130	65,287	(21.7)%	53,474	68,612	(22.1)%
Anadarko Basin	8,581	10,624	(19.2)%	9,225	10,872	(15.1)%
Combined (Boe/d)
Mississippian Lime	17,606	23,357	(24.6)%	18,469	25,065	(26.3)%
Anadarko Basin	3,752	4,702	(20.2)%	3,993	5,008	(20.3)%

Commodity production for the three and nine months ended September 30, 2017 is lower compared to the three and nine months ended September 30, 2016 due to natural decline and a lower level of drilling activity during the 2017 period.

Expenses

	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
	(in thousands)		(per Boe)		(in thousands)		(per Boe)
EXPENSES:
Lease operating and workover	$15,653	$17,650	$7.97	$6.84	$48,064	$49,520	$7.84	$6.01
Gathering and transportation	3,699	4,296	1.88	1.66	11,027	13,428	1.80	1.63
Severance and other taxes	2,352	1,788	1.20	0.69	6,168	4,776	1.01	0.58
Asset retirement accretion	274	452	0.14	0.17	833	1,316	0.14	0.16
Depreciation, depletion, and amortization	15,170	15,756	7.72	6.10	46,471	59,229	7.58	7.19
Impairment of oil and gas properties	—	33,887	—	13.13	—	224,584	—	27.26
General and administrative	7,255	3,308	3.69	1.27	23,102	19,093	3.77	2.32
Debt restructuring costs and advisory fees	—	—	—	—	—	7,589	—	0.92
Total expenses	$44,403	$77,137	$22.60	$29.86	$135,665	$379,535	$22.14	$46.07

Lease Operating and Workover

Successor Period

Our lease operating and workover expenses for the three and nine months ended September 30, 2017 were $15.7 million and $48.1 million, respectively. Lease operating and workover expenses were $7.97 and $7.84 per Boe, respectively. As previously discussed in “Part I. Financial Information — Item 1. Financial Statements — Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14. Commitments and Contingencies”, lease operating and workover expenses were positively impacted during the nine months ended September 30, 2017 by a $1.9 million reimbursement received for an insurance claim.

Predecessor Period

Our lease operating and workover expenses for the three and nine months ended September 30, 2016 were $17.7 million and $49.5 million, respectively. Lease operating and workover expenses were $6.84 and $6.01 per Boe, respectively.

Gathering and Transportation

Successor Period

Our gathering and transportation expenses for the three and nine months ended September 30, 2017 were $3.7 million and $11.0 million, respectively. Gathering and transportation expenses were $1.88 and $1.80 per Boe, respectively.

Predecessor Period

Our gathering and transportation expenses for the three and nine months ended September 30, 2016 were $4.3 million and $13.4 million, respectively. Gathering and transportation expenses were $1.66 and $1.63 per Boe, respectively.

Severance and Other Taxes

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Total oil, natural gas, and natural gas liquids sales	$51,816	$62,199	$163,398	$174,391

Severance taxes	2,128	1,353	5,496	3,717
Ad valorem and other taxes	224	435	672	1,059
Severance and other taxes	$2,352	$1,788	$6,168	$4,776
Severance taxes as a percentage of sales	4.1%	2.2%	3.4%	2.1%
Severance and other taxes as a percentage of sales	4.5%	2.9%	3.8%	2.7%

Successor Period

Our severance and other tax expenses for the three and nine months ended September 30, 2017 were $2.4 million or 4.5% of sales and $6.2 million or 3.8% of sales, respectively. Severance tax for the three and nine months ended September 30, 2017 was $2.1 million or 4.1% of sales and $5.5 million or 3.4% of sales, respectively.

Prior to July 1, 2017, the State of Oklahoma had a crude oil and natural gas production tax incentive for wells that commenced production between July 1, 2011 and July 1, 2015, which allowed for a 1.0% production tax rate for the first 48 months of production. In May 2017, new legislation was signed into law in Oklahoma that increased the incentive tax rate from 1.0% to 4.0% on those wells. After the 48 month incentive period ends, the tax rate on such wells increases to 7.0%. The new 4.0% tax rate on these wells went into effect on July 1, 2017 and caused our average production tax rate to trend higher in the three months ended September 30, 2017. While the impact of increased production taxes is uncertain, based upon our current production, we estimate the elimination of these tax incentive wells will increase monthly production taxes by approximately $0.2 million.

Predecessor Period

Our severance and other tax expenses for the three and nine months ended September 30, 2016 were $1.8 million or 2.9% of sales and $4.8 million or 2.7% of sales, respectively. Severance tax for the three and nine months ended September 30, 2016 was $1.4 million or 2.2% of sales and $3.7 million or 2.1% of sales, respectively.

Depreciation, Depletion and Amortization (“DD&A”)

Successor Period

Our DD&A expenses for the three and nine months ended September 30, 2017 were $15.2 million at a cost of $7.72 per Boe and $46.5 million at a cost of $7.58 per Boe, respectively.

Predecessor Period

Our DD&A expenses for the three and nine months ended September 30, 2016 were $15.8 million at a cost of $6.10 per Boe and $59.2 million at a cost of $7.19 per Boe, respectively.

Impairment of Oil and Gas Properties

Successor Period

We did not incur any impairments of oil and gas properties during the three or nine months ended September 30, 2017.

Predecessor Period

Our impairment of oil and gas properties for the three and nine months ended September 30, 2016 was $33.9 million and $224.6 million, respectively. The impairment expense recognized in the Predecessor Period was primarily due to a decrease in the PV-10 value of our proven oil and natural gas reserves as a result of continued low commodity prices, which are a significant input into the calculation of the discounted future cash flows associated with our proved oil and gas reserves.

General and Administrative (“G&A”)

Successor Period

Our G&A expense for the three and nine months ended September 30, 2017 was $7.3 million at a cost of $3.69 per Boe and $23.1 million at a cost of $3.77 per Boe, respectively. G&A for the three and nine months ended September 30, 2017 was impacted by non-cash stock based compensation expense for awards issued pursuant to the 2016 LTIP of $2.8 million and $7.1 million, respectively, as well as trailing costs incurred related to the Chapter 11 Cases of $0.1 million and $2.7 million, respectively.

Predecessor Period

Our G&A expense for the three and nine months ended September 30, 2016 was $3.3 million at a cost of $1.27 per Boe and $19.1 million at a cost of $2.32 per Boe, respectively. G&A for the nine months ended September 30, 2016 included the acceleration of rent and related expenses associated with the Houston office lease abandonment totaling $2.5 million.

Debt Restructuring Costs and Advisory Fees

Successor Period

We did not incur any debt restructuring costs or advisory fees during the three or nine months ended September 30, 2017. Trailing costs associated with the Chapter 11 Cases incurred subsequent to the Emergence Date are included in G&A expense, as discussed above.

Predecessor Period

For the nine months ended September 30, 2016 we incurred $7.6 million of advisory fees to assist with analyzing various strategic alternatives to address our liquidity and capital structure. Costs associated with the Chapter 11 Cases incurred subsequent to April 30, 2016 were included in reorganization items, net, as discussed below.

Other Expense

	Successor	Predecessor	Successor	Predecessor
	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
OTHER EXPENSE
Interest income	$—	$—	$—	$81
Interest expense	(1,949)	(2,668)	(5,630)	(73,965)
Amortization of deferred financing costs	(108)	—	(277)	—
Amortization of deferred gain	—	—	—	8,246
Capitalized interest	408	—	2,053	—
Interest expense—net of amounts capitalized	(1,649)	(2,668)	(3,854)	(65,719)
Reorganization items, net	—	(22,772)	—	57,764

Total other expense	$(1,649)	$(25,440)	$(3,854)	$(7,874)

Interest Expense

Successor Period

Interest expense for the three and nine months ended September 30, 2017 was $1.9 million and $5.6 million, respectively. Interest expense related to our Exit Facility bears interest at LIBOR plus 4.50% per annum, subject to a 1.00% LIBOR floor. For the three months ended September 30, 2017, the weighted average interest rate was 5.7%. We also capitalized $0.4 million and $2.1 million, respectively, of interest expense to our unproved oil and gas properties during the three and nine months ended September 30, 2017.

Predecessor Period

Our interest expense for the three and nine months ended September 30, 2016 was $2.7 million and $74.0 million, respectively. During the three and nine months ended September 30, 2016, interest expense ceased for all debt except amounts outstanding under the credit facility beginning at the petition date of April 30, 2016. During the nine months ended September 30, 2016, interest expense was offset by $8.2 million related to the amortization of the deferred gain on extinguished debt. No interest expense was capitalized for the three and nine months ended September 30, 2016, due to the transfer of all balances related to unproved properties to the full cost pool at December 31, 2015.

Provision for Income Taxes

Successor Period

We recorded no income tax expense or benefit due to the change in our valuation allowance recorded against our net deferred tax assets. Our valuation allowance decreased by $13.0 million from December 31, 2016 bringing our total valuation allowance to $147.8 million at September 30, 2017.

Predecessor Period

We recorded no income tax expense or benefit. During the nine months ended September 30, 2016, we recorded $70.9 million in additional valuation allowance, bringing the total valuation allowance to $766.0 million at September 30, 2016.

Reorganization Items, Net

Successor Period

We did not incur any reorganization items during the three or nine months ended September 30, 2017.

Predecessor Period

We recognized a net loss of $(22.8) million and a net gain of $57.8 million in reorganization items, net during the three and nine months ended September 30, 2016, respectively. Reorganization items, net represent the direct and incremental costs of being in bankruptcy, such as professional fees, pre-petition liability claim adjustments and losses related to terminated contracts that are probable and can be estimated.

Liquidity and Capital Resources

Overview

The following table presents a summary of our key financial indicators at the dates presented (in thousands):

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$76,548	$76,838
Net working capital	58,397	67,637
Total long-term debt	128,059	128,059
Total stockholders’ equity	605,597	561,814
Available borrowing capacity	40,000	—

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

Our cash flows from operations are impacted by various factors, the most significant of which is the market pricing for oil, NGLs and natural gas. The pricing for these commodities is volatile, and the factors that impact such market pricing are global and therefore outside of our control. As a result, it is not possible for us to precisely predict our future cash flows from operating revenues due to these market forces.

We enter into hedging activities with respect to a portion of our production to manage our exposure to oil, NGLs and natural gas price volatility. To the extent that we engage in price risk management activities to protect ourselves from commodity price declines, we may be prevented from fully realizing the benefits of commodity price increases above the prices established by our hedging contracts. In addition, our hedging arrangements may expose us to the risk of financial loss in certain circumstances, including instances in which the contract counterparties fail to perform under the contracts.

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

Significant Sources of Capital

Exit Facility

At September 30, 2017, in addition to cash on hand of $76.5 million, we maintained the Exit Facility. The Exit Facility has a current borrowing base of $170.0 million. At September 30, 2017, we had $128.1 million drawn on the Exit Facility and outstanding letters of credit obligations totaling $1.9 million. As of September 30, 2017, we had $40.0 million of availability on the Exit Facility.

The Exit Facility bears interest at LIBOR plus 4.50% per annum, subject to a 1.00% LIBOR floor. For the three months ended September 30, 2017, the weighted average interest rate was 5.7%.

In addition to interest expense, the Exit Facility requires the payment of a commitment fee each quarter. The commitment fee is computed at the rate of 0.50% per annum based on the average daily amount by which the borrowing base exceeds outstanding borrowings during each quarter.

On May 24, 2017, we entered into the First Amendment to the Exit Facility. The First Amendment, among other items, (i) moved the first scheduled borrowing base redetermination from April 2018 to October 2017; (ii) removed the requirement to maintain a cash collateral account with the administrative agent in the amount of $40.0 million; (iii) removed the requirement to maintain at least 20% liquidity of the then effective borrowing base; (iv) amended the required mortgage threshold from 95% to 90%; (v) amended the threshold amount for which the borrower is required to provide advance notice to the administrative agent of a sale or disposition of oil and gas properties which occurs during the period between two successive redeterminations of the borrowing base; (vi) amended the required ratio of total net indebtedness to EBITDA from 2.25:1.00 to 4.00:1.00; (vii) amended the required EBITDA to interest coverage ratio from not less than 3.00:1.00 to not less than 2.50:1.00; and (viii) removed certain limitations on capital expenditures.

As of September 30, 2017, we were in compliance with our debt covenants.

On October 27, 2017, the Company’s borrowing base was redetermined at the existing amount of $170.0 million. Our Anadarko Basin assets in Texas and Oklahoma were excluded from the redetermination of the borrowing base.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our condensed consolidated cash flows from operating, investing and financing activities for the periods presented. For information regarding the individual components of our cash flow amounts, please refer to the unaudited condensed consolidated statements of cash flows included under “Part I. Financial Information — Item 1. Financial Statements”of this Quarterly Report.

Our operating cash flows are sensitive to a number of variables, the most significant of which is the volatility of oil and gas prices. Regional and worldwide economic activity, weather, infrastructure capacity to reach markets and other variable factors significantly impact the prices of these commodities. These factors are beyond our control and are difficult to predict. For additional information on the impact of changing prices on our financial position, see “Part I. Financial Information — Item 3. Quantitative and Qualitative Disclosures about Market Risk.”

The following information highlights the significant period-to-period variances in our cash flow amounts (in thousands):

	Successor	Predecessor
	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016
Net cash provided by operating activities	$89,317	$78,244
Net cash used in investing activities	(88,606)	(129,072)
Net cash (used in) provided by financing activities	(1,001)	249,331
Net change in cash	$(290)	$198,503

Cash flows provided by operating activities

Net cash provided by operating activities was $89.3 million and $78.2 million for the nine months ended September 30, 2017 and 2016, respectively.

Cash flows used in investing activities

We had net cash used in investing activities of $88.6 million and $129.1 million for the nine months ended September 30, 2017 and 2016, respectively. Net cash used in investing activities for the Successor Period and Predecessor Period primarily represents cash invested in oil and gas property and equipment.

Cash flows (used in) provided by financing activities

We had net cash used in financing activities for the nine months ended September 30, 2017, of $1.0 million and net cash provided by financing activities for the nine months ended September 30, 2016, of $249.3 million. Net cash used in financing activity for the Successor Period relates to deferred financing costs and the acquisition of treasury stock. Net cash provided by financing activities for the Predecessor Period primarily represents borrowings from the revolving credit facility of $249.4 million.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to those policies. When used in the preparation of our unaudited condensed consolidated financial statements, estimates are based on our current knowledge and understanding of the underlying facts and circumstances and may be revised as a result of actions we take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our unaudited condensed consolidated financial position, results of operations and cash flows.

Other Items

Obligations and Commitments

We have various contractual obligations for operating leases, including drilling contracts, as well as lease commitments and commitments under our Exit Facility. Information regarding these various obligations and commitments are included in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes in these obligations and commitments.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 provides guidance concerning the recognition and measurement of revenue from contracts with customers. The objective of ASU 2014-09 is to increase the usefulness of information in the financial statements regarding the nature, timing and uncertainty of revenues. We have completed our review of contracts for each revenue stream identified within our business and are currently finalizing our conclusion on any changes in revenue recognition upon adoption of the revised guidance. Based on assessments to date, we believe ASU 2014-09 will impact the presentation of future revenues and expenses by including certain transportation and gathering costs, along with various other fees such as compression and marketing fees net within revenues. The inclusion of these costs within revenues will not impact our revenue recognition, financial position, net income or cash flows. In addition, several industry interpretations are currently open for public comment. We cannot quantitatively assess the impact of ASU 2014-09 on our financial statements until final consensus is reached on these various industry matters. Once all pending industry interpretations are addressed, we will finalize our assessment of ASU 2014-09. We are in the process of evaluating the information technology and internal control changes that will be required for adoption based on our contract review process, but we do not currently anticipate material impacts to either information technology or internal controls. However, this assessment is pending conclusion of various industry interpretations. We intend to apply the modified retrospective approach upon adoption of this standard on the effective date of January 1, 2018.

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

In July 2017, the FASB issued Accounting Standards Update 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815)” (“ASU 2017-11”). ASU 2017-11 changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down round feature when triggered with the effect treated as a dividend and as a reduction of income available to common shareholders in basic EPS. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We do not believe the adoption of ASU 2017-11 will have a material impact on its financial position, results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to a variety of market risks including commodity price risk, interest rate risk and counterparty and customer risk. We address these risks through a program of risk management including the use of derivative instruments.

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The disclosures are not meant to be precise indicators of expected future losses or gains, but rather indicators of reasonably possible losses or gains. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for purposes other than speculative trading. These derivative instruments are discussed in “Part I. Financial Information — Item 1. Financial Statements — Notes to the Unaudited Condensed Consolidated Financial Statements — Note 4. Risk Management and Derivative Instruments.”

Commodity Price Exposure

We are exposed to market risk as the prices of oil, NGLs and natural gas fluctuate due to changes in supply and demand. To partially reduce price risk caused by these market fluctuations, we have hedged and in the long-term, expect to hedge, a significant portion of our future production.

We utilize derivative financial instruments to manage risks related to changes in oil and natural gas prices. As of September 30, 2017, we utilized fixed price swaps, collars and three way collars to reduce the volatility of oil and natural gas prices on a portion of our future expected oil and natural gas production.

For derivative instruments recorded at fair value, the credit standing of our counterparties is analyzed and factored into the fair value amounts recognized on the balance sheet.

The fair values of our commodity derivatives are largely determined by estimates of the forward curves of the relevant price indices. At September 30, 2017, a 10% change in the forward curves associated with our commodity derivative instruments would have changed our net asset positions by the following amounts:

	10% Increase	10% Decrease
	(in thousands)
Gain (loss):
Gas derivatives	$(2,408)	$2,273
Oil derivatives	$(5,482)	$5,473

Interest Rate Risk

At September 30, 2017, we had indebtedness outstanding under our Exit Facility of $128.1 million, which bears interest at LIBOR plus 4.50% per annum, subject to a 1.00% LIBOR floor. Assuming the Exit Facility is fully drawn, a one percent increase in interest rates for the three months ended September 30, 2017 would have resulted in a $0.4 million increase in interest cost, before capitalization.

At September 30, 2017, we did not have any interest rate derivatives in place and have not historically utilized interest rate derivatives. In the future, we may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing or future debt issues. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the period covered by this report, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Vice President and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, our President and Chief Executive Officer and our Vice President and Chief Accounting Officer concluded that as of September 30, 2017, these disclosure controls and procedures were effective and ensured that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are party to various legal proceedings arising in the ordinary course of business. Although we cannot predict the outcomes of any such legal proceedings, our management believes that the resolution of currently pending legal actions will not have a material adverse effect on our business, results of operations and financial condition. See “Part I. Financial Information — Item 1. Financial Statements — Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14. Commitments and Contingencies”, which is incorporated in this item by reference.

Item 1A. Risk Factors

Our business faces many risks. Any of the risks discussed in this Quarterly Report and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.

In addition to the other information set forth in this report, you should carefully consider the factors discussed below and described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 30, 2017.

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

10.3

Amendment No. 1 to Executive Employment Agreement, dated as of August 22, 2017, by and between Midstates Petroleum Company, Inc. and Frederic F. Brace (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 25, 2017, and incorporated herein by reference).

10.4

Executive Employment Agreement, effective as of November 1, 2017, by and between Midstates Petroleum Company, Inc. and David J. Sambrooks (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 26, 2017, and incorporated herein by reference).

10.5

Form of Restricted Stock Unit Award Agreement, effective as of November 1, 2017, by and between Midstates Petroleum Company, Inc. and David J. Sambrooks (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 26, 2017, and incorporated herein by reference).

10.6

Form of Performance Stock Unit Award Agreement, effective as of November 1, 2017, by and between Midstates Petroleum Company, Inc. and David J. Sambrooks (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 26, 2017, and incorporated herein by reference).

10.7

Borrowing Base Redetermination Agreement, dated as of October 27, 2017, by and among Midstates Petroleum Company, Inc., Midstates Petroleum Company LLC, the lenders party thereto and SunTrust Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2017, and incorporated herein by reference).

31.1*	Sarbanes-Oxley Section 302 certification of Principal Executive Officer

31.2*	Sarbanes-Oxley Section 302 certification of Principal Financial Officer

32.1**	Sarbanes-Oxley Section 906 certification of Principal Executive Officer and Principal Financial Officer

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDSTATES PETROLEUM COMPANY, INC.

Dated: November 14, 2017	/s/ David J. Sambrooks
David J. Sambrooks
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2017	/s/ Richard W. McCullough
Richard W. McCullough
Vice President and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)