Form 10-Q
period 2018-06-30
Midstates Petroleum Company, Inc.
filed 2018-08-06
CIK 1533924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares outstanding of our stock at August 2, 2018 is shown below:

Class	Number of shares outstanding
Common stock, $0.01 par value	25,256,957

DOCUMENTS INCORPORATED BY REFERENCE

None.

MIDSTATES PETROLEUM COMPANY, INC.

QUARTERLY REPORT ON

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

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

PART I — FINANCIAL INFORMATION

MIDSTATES PETROLEUM COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,256	$68,498
Accounts receivable:
Oil and gas sales	30,278	32,455
Joint interest billing	4,598	3,297
Other	298	166
Commodity derivative contracts	—	762
Other current assets	2,474	1,510
Total current assets	43,904	106,688
PROPERTY AND EQUIPMENT:
Oil and gas properties, on the basis of full-cost accounting
Proved properties	778,741	765,308
Unproved properties not being amortized	4,383	7,065
Other property and equipment	6,243	6,508
Less accumulated depreciation, depletion, amortization and impairment	(235,948)	(204,419)
Net property and equipment	553,419	574,462
OTHER NONCURRENT ASSETS	5,263	6,978
TOTAL	$602,586	$688,128
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,216	$11,547
Accrued liabilities	40,327	42,842
Commodity derivative contracts	11,549	3,433
Total current liabilities	71,092	57,822
LONG-TERM LIABILITIES:
Asset retirement obligations	7,573	15,506
Commodity derivative contracts	3,293	562
Long-term debt	28,059	128,059
Other long-term liabilities	578	592
Total long-term liabilities	39,503	144,719

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued or outstanding at June 30, 2018 and December 31, 2017	—	—
Warrants, 6,625,554 warrants outstanding at June 30, 2018 and December 31, 2017	37,329	37,329
Common stock, $0.01 par value, 250,000,000 shares authorized; 25,386,104 shares issued and 25,256,957 shares outstanding at June 30, 2018; 25,272,969 shares issued and 25,173,346 shares outstanding at December 31, 2017	254	253
Treasury stock	(2,081)	(1,603)
Additional paid-in-capital	529,175	524,755
Retained deficit	(72,686)	(75,147)
Total stockholders’ equity	491,991	485,587
TOTAL	$602,586	$688,128

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

MIDSTATES PETROLEUM COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES:
Oil sales	$34,202	$27,271	$66,616	$58,307
Natural gas liquid sales	11,893	9,730	22,931	20,924
Natural gas sales	6,782	15,253	15,119	32,351
Other revenue	795	932	1,850	1,754
Total revenues from contracts with customers	53,672	53,186	106,516	113,336
Gains (losses) on commodity derivative contracts—net	(11,348)	7,493	(15,287)	12,358
Total revenues	42,324	60,679	91,229	125,694
EXPENSES:
Lease operating and workover	16,952	16,559	31,760	32,411
Gathering and transportation (Note 3)	67	3,641	124	7,328
Severance and other taxes	2,776	1,695	5,638	3,816
Asset retirement accretion	250	283	547	559
Depreciation, depletion, and amortization	16,484	15,959	31,697	31,301
General and administrative	5,190	7,572	15,047	15,847
Advisory fees	850	—	850	—
Total expenses	42,569	45,709	85,663	91,262
OPERATING INCOME (LOSS)	(245)	14,970	5,566	34,432
OTHER EXPENSE:
Interest income	5	—	24	—
Interest expense—net of amounts capitalized	(1,302)	(1,228)	(3,129)	(2,205)
Total other expense	(1,297)	(1,228)	(3,105)	(2,205)
INCOME (LOSS) BEFORE TAXES	(1,542)	13,742	2,461	32,227
Income tax expense	—	—	—	—
NET INCOME (LOSS)	$(1,542)	$13,742	$2,461	$32,227
Participating securities—non-vested restricted stock	—	(360)	(68)	(897)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,542)	$13,382	$2,393	$31,330
Basic and diluted net income (loss) per share attributable to common shareholders	$(0.06)	$0.53	$0.09	$1.25
Basic and diluted weighted average number of common shares outstanding (Note 12)	25,332	25,093	25,316	25,053

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

MIDSTATES PETROLEUM COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Series A Preferred Stock	Common Stock	Warrants	Treasury Stock	Additional Paid-in-Capital	Retained Deficit	Total Stockholders’ Equity
Balance as of December 31, 2017	$—	$253	$37,329	$(1,603)	$524,755	$(75,147)	$485,587
Share-based compensation	—	1	—	—	4,420	—	4,421
Acquisition of treasury stock	—	—	—	(478)	—	—	(478)
Net income	—	—	—	—	—	2,461	2,461
Balance as of June 30, 2018	$—	$254	$37,329	$(2,081)	$529,175	$(72,686)	$491,991

	Series A Preferred Stock	Common Stock	Warrants	Treasury Stock	Additional Paid-in-Capital	Retained Earnings	Total Stockholders’ Equity
Balance as of December 31, 2016	$—	$250	$37,329	$—	$514,305	$9,930	$561,814
Share-based compensation	—	1	—	—	5,251	—	5,252
Acquisition of treasury stock	—	—	—	(622)	—	—	(622)
Net income	—	—	—	—	—	32,227	32,227
Balance as of June 30, 2017	$—	$251	$37,329	$(622)	$519,556	$42,157	$598,671

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

MIDSTATES PETROLEUM COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,461	$32,227
Adjustments to reconcile net income to net cash provided by operating activities:
(Gains) losses on commodity derivative contracts—net	15,287	(12,358)
Net cash received (paid) for commodity derivative contracts not designated as hedging instruments	(3,677)	3,240
Asset retirement accretion	547	559
Depreciation, depletion, and amortization	31,697	31,301
Share-based compensation, net of amounts capitalized to oil and gas properties	3,425	4,267
Amortization of deferred financing costs	216	169
Change in operating assets and liabilities:
Accounts receivable—oil and gas sales	1,437	5,519
Accounts receivable—JIB and other	(1,713)	1,310
Other current and noncurrent assets	(754)	642
Accounts payable	2,301	809
Accrued liabilities	(1,921)	(4,466)
Other	(14)	(42)
Net cash provided by operating activities	$49,292	$63,177
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	$(65,843)	$(54,369)
Proceeds from the sale of oil and gas properties	54,432	—
Proceeds from the sale of oil and gas equipment	355	1,350
Net cash used in investing activities	$(11,056)	$(53,019)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of revolving credit facility	$(100,000)	$—
Deferred financing costs	—	(375)
Repurchase of restricted stock for tax withholdings	(478)	(622)
Net cash used in financing activities	$(100,478)	$(997)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(62,242)	$9,161
Cash and cash equivalents, beginning of period	$68,498	$76,838
Cash and cash equivalents, end of period	$6,256	$85,999

SUPPLEMENTAL INFORMATION:
Non-cash transactions — investments in property and equipment accrued — not paid	$23,219	$17,055
Cash paid for interest, net of capitalized interest of $0.2 million and $1.6 million, respectively	$3,010	$2,107

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

MIDSTATES PETROLEUM COMPANY, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

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

The Company currently conducts oil and gas operations and owns and operates oil and natural gas properties in Oklahoma. The Company operates nearly all of its oil and natural gas properties. The Company’s management evaluates performance based on one reportable segment as all of its operations are located in the United States and, therefore, it maintains one cost center.

2. Summary of Significant Accounting Policies

Basis of Presentation

These unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“US GAAP”) for complete consolidated financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 14, 2018.

All intercompany transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to fairly present the financial position as of, and the results of operations for, all periods presented. In preparing the accompanying unaudited interim condensed consolidated financial statements, management has made certain estimates and assumptions that affect reported amounts in the unaudited interim condensed consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.

As a result of the adoption of Accounting Standards Update 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), certain balances included in the unaudited interim condensed consolidated statements of operations for prior periods have been reclassified to conform to the 2018 presentation. These reclassifications had no impact on net income, cash flows or stockholders’ equity for any period presented.

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

Recent Accounting Pronouncements Issued But Not Yet Adopted

In June 2018, the FASB issued Accounting Standards Update 2018-07, “Compensation - Stock Compensation (Topic 718) — Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 to include share-based payments issued to nonemployees for goods and services. Consequently, the accounting for share-based payments to nonemployees and employees with be substantially aligned. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company does not believe the adoption of ASU 2018-07 will have a material impact on its financial position, results of operations or cash flows.

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

The Company is currently analyzing contracts to determine if they meet the definition of a lease under ASU 2016-02. The Company cannot reasonably quantify the impact of adoption at this time and expects to complete the assessment of ASU 2016-02 during the fourth quarter of 2018.

3. Impact of ASC 606 Adoption

On January 1, 2018, the Company adopted Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective method of transition. ASC 606 supersedes previous revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition (“ASC 605”) and includes a five-step revenue recognition model to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

The impact of adoption on the Company’s results is as follows for the periods presented (in thousands):

	Three Months Ended June 30, 2018
	Under ASC 606	Under ASC 605	Decrease

Oil sales	$34,202	$34,218	$(16)
Natural gas liquid sales	11,893	11,911	(18)
Natural gas sales	6,782	10,187	(3,405)
Gathering and transportation	67	3,429	(3,362)
Lease operating and workover expense	16,952	17,029	(77)

Net loss	$(1,542)	$(1,542)	$—

Retained deficit	$(72,686)	$(72,686)	$—

	Six Months Ended June 30, 2018
	Under ASC 606	Under ASC 605	Decrease

Oil sales	$66,616	$66,642	$(26)
Natural gas liquid sales	22,931	22,976	(45)
Natural gas sales	15,119	21,587	(6,468)
Gathering and transportation	124	6,499	(6,375)
Lease operating and workover expense	31,760	31,924	(164)

Net income	$2,461	$2,461	$—

Retained deficit	$(72,686)	$(72,686)	$—

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

Oil Sales

Under the Company’s oil sales contracts, it delivers all or a specified percentage of the crude oil production from specified leases to the purchaser at the wellhead. The Company sells oil production at the wellhead and collects an agreed-upon index price, net of applicable transport costs. The Company recognizes revenue when control transfers to the purchaser at the wellhead at the net price received.

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

Imbalances

The Company recognizes revenue for all oil, NGLs and natural gas sold to purchasers regardless of whether the sales are proportionate to the Company’s ownership interest in the property. Production imbalances are recognized as a liability to the extent an imbalance on a specific property exceeds the Company’s share of remaining proved oil and gas reserves. The Company had no significant imbalances at June 30, 2018 or December 31, 2017.

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

Prior-period performance obligations

The Company records revenue in the month production is delivered and control passes to the customer. However settlement statements and payment may not be received for 30 to 90 days after the date production occurs, and as a result, the Company is required to estimate the amount of production that was delivered and the price that will be received for the sale of the product. The Company utilizes its knowledge of the properties, its historical performance, the anticipated effect of weather conditions during the month of production, NYMEX and local spot market prices and other pertinent factors as the basis for these estimates. The Company records the variances between its estimates and the actual amounts received in the month payment is received and such variances have historically not been significant. For the three and six months ended June 30, 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

4. Fair Value Measurements of Financial Instruments

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Derivative Instruments

Commodity derivative contracts reflected in the unaudited interim condensed consolidated balance sheets are recorded at estimated fair value. At June 30, 2018, all of the Company’s commodity derivative contracts were with four bank counterparties and were classified as Level 2 in the fair value input hierarchy. The fair value of the Company’s commodity derivatives are determined using industry-standard models that consider various assumptions including current market and contractual prices for the underlying instruments, implied volatility, time value, nonperformance risk, as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace throughout the full term of the instrument and can be supported by observable data.

Derivative instruments listed below are presented gross and include swaps and collars that are carried at fair value. The Company records the net change in the fair value of these positions in gains (losses) on commodity derivative contracts — net in the Company’s unaudited interim condensed consolidated statements of operations.

	Fair Value Measurements at June 30, 2018
	Quoted Prices	Significant Other	Significant
	in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(in thousands)
Derivative Assets:
Commodity derivative oil swaps	$—	$—	$—	$—
Commodity derivative gas swaps	$—	$79	$—	$79
Commodity derivative oil collars	$—	$3,058	$—	$3,058
Commodity derivative gas collars	$—	$698	$—	$698
Total assets	$—	$3,835	$—	$3,835

Derivative Liabilities:
Commodity derivative oil swaps	$—	$(6,371)	$—	$(6,371)
Commodity derivative gas swaps	$—	$(476)	$—	$(476)
Commodity derivative oil collars	$—	$(11,408)	$—	$(11,408)
Commodity derivative gas collars	$—	$(422)	$—	$(422)
Total liabilities	$—	$(18,677)	$—	$(18,677)

	Fair Value Measurements at December 31, 2017
	Quoted Prices	Significant Other	Significant
	in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(in thousands)
Derivative Assets:
Commodity derivative oil swaps	$—	$—	$—	$—
Commodity derivative gas swaps	$—	$821	$—	$821
Commodity derivative oil collars	$—	$952	$—	$952
Commodity derivative gas collars	$—	$2,611	$—	$2,611
Total assets	$—	$4,384	$—	$4,384

Derivative Liabilities:
Commodity derivative oil swaps	$—	$(3,679)	$—	$(3,679)
Commodity derivative gas swaps	$—	$—	$—	$—
Commodity derivative oil collars	$—	$(2,605)	$—	$(2,605)
Commodity derivative gas collars	$—	$(1,333)	$—	$(1,333)
Total liabilities	$—	$(7,617)	$—	$(7,617)

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

These derivative contracts are placed with major financial institutions that the Company believes are minimal credit risks. The crude oil and natural gas reference prices upon which the commodity derivative contracts are based reflect various market indices that management believes correlates with actual prices received by the Company for its crude oil and natural gas production.

Inherent in the Company’s portfolio of commodity derivative contracts are certain business risks, including market risk and credit risk. Market risk is the risk that the price of the commodity will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the Company’s counterparty to a contract. The Company does not require collateral from its counterparties but does attempt to minimize its credit risk associated with derivative instruments by entering into derivative instruments only with counterparties that are large financial institutions, which management believes present minimal credit risk. In addition, to mitigate its risk of loss due to default, the Company has entered into agreements with its counterparties on its derivative instruments that allow the Company to offset its asset position with its liability position in the event of default by the counterparty. Due to the netting arrangements, had the Company’s counterparties failed to perform under existing commodity derivative contracts at June 30, 2018, the Company would not have experienced a loss.

Commodity Derivative Contracts

The Company has various oil and natural gas derivative contracts that extend through December 31, 2020, summarized as follows:

	NYMEX WTI
	Fixed Swaps		Three-Way Collars
	Hedge Position (Bbls)	Weighted Avg Strike Price	Hedge Position (Bbls)	Weighted Avg Ceiling Price	Weighted Avg Floor Price	Weighted Avg Sub-Floor Price
Quarter Ended:
June 30, 2018	159,250	$52.50	182,000	$60.65	$50.00	$40.00
September 30, 2018(1)	175,720	$57.23	184,000	$59.93	$50.00	$40.00
December 31, 2018(1)	313,720	$58.59	46,000	$56.70	$50.00	$40.00
March 31, 2019(1)	171,000	$66.48	180,000	$63.14	$53.75	$43.75
June 30, 2019(1)	133,900	$64.86	182,000	$63.14	$53.75	$43.75
September 30, 2019(1)	46,000	$62.96	184,000	$63.14	$53.75	$43.75
December 31, 2019(1)	46,000	$61.43	184,000	$63.14	$53.75	$43.75
March 31, 2020(1)	—	$—	91,000	$65.75	$50.00	$40.00
June 30, 2020(1)	—	$—	91,000	$65.75	$50.00	$40.00
September 30, 2020(1)	—	$—	92,000	$65.75	$50.00	$40.00
December 31, 2020(1)	—	$—	92,000	$65.75	$50.00	$40.00

	NYMEX HENRY HUB
	Fixed Swaps		Three-Way Collars
	Hedge Position (MMBtu)	Weighted Avg Strike Price	Hedge Position (MMBtu)	Weighted Avg Ceiling Price	Weighted Avg Floor Price	Weighted Avg Sub-Floor Price
Quarter Ended:
June 30, 2018	1,155,000	$2.82	1,365,000	$3.40	$3.00	$2.50
September 30, 2018(1)	2,116,000	$2.84	1,380,000	$3.40	$3.00	$2.50
December 31, 2018(1)	2,055,000	$2.95	1,380,000	$3.40	$3.00	$2.50
March 31, 2019(1)	1,980,000	$3.01	1,350,000	$3.40	$3.00	$2.50

(1)          Positions shown represent open commodity derivative contract positions as of June 30, 2018.

Balance Sheet Presentation

The following table summarizes the net fair values of commodity derivative instruments by the appropriate balance sheet classification in the Company’s unaudited interim condensed consolidated balance sheets for the periods presented (in thousands):

Type	Balance Sheet Location (1)	June 30, 2018	December 31, 2017
Gas swaps	Derivative financial instruments — current assets	$—	$821
Oil collars	Derivative financial instruments — current assets	—	(760)
Gas collars	Derivative financial instruments — current assets	—	701
Total derivative financial instruments — current assets		$—	$762

Oil swaps	Derivative financial instruments — current liabilities	$(6,209)	$(3,679)
Gas swaps	Derivative financial instruments — current liabilities	(396)	—
Oil collars	Derivative financial instruments — current liabilities	(5,220)	(370)
Gas collars	Derivative financial instruments — current liabilities	276	616
Total derivative financial instruments — current liabilities		$(11,549)	$(3,433)

Oil swaps	Derivative financial instruments — noncurrent liabilities	$(162)	$(523)
Oil collars	Derivative financial instruments — noncurrent liabilities	(3,131)	(39)
Total derivative financial instruments — noncurrent liabilities		$(3,293)	$(562)

Total derivative fair value at period end		$(14,842)	$(3,233)

(1)          The fair values of commodity derivative instruments reported in the Company’s unaudited interim condensed consolidated balance sheets are subject to netting arrangements and qualify for net presentation.

The following table summarizes the location and fair value amounts of all commodity derivative as well as the gross recognized derivative assets, liabilities and amounts offset in the unaudited interim condensed consolidated balance sheets for the periods presented (in thousands):

		June 30, 2018
Not Designated as		Gross Recognized	Gross Amounts	Net Recognized Fair Value
ASC 815 Hedges	Balance Sheet Location Classification	Assets/Liabilities	Offset	Assets/Liabilities
Derivative Assets:
Commodity contracts	Derivative financial instruments — current	$1,366	$(1,366)	$—
Commodity contracts	Derivative financial instruments — noncurrent	2,469	(2,469)	—
		$3,835	$(3,835)	$—
Derivative Liabilities:
Commodity contracts	Derivative financial instruments — current	$(12,915)	$1,366	$(11,549)
Commodity contracts	Derivative financial instruments — noncurrent	(5,762)	2,469	(3,293)
		$(18,677)	$3,835	$(14,842)

		December 31, 2017
Not Designated as		Gross Recognized	Gross Amounts	Net Recognized Fair Value
ASC 815 Hedges	Balance Sheet Location Classification	Assets/Liabilities	Offset	Assets/Liabilities
Derivative Assets:
Commodity contracts	Derivative financial instruments — current	$3,479	$(2,717)	$762
Commodity contracts	Derivative financial instruments — noncurrent	905	(905)	—
		$4,384	$(3,622)	$762
Derivative Liabilities:
Commodity contracts	Derivative financial instruments — current	$(6,150)	$2,717	$(3,433)
Commodity contracts	Derivative financial instruments — noncurrent	(1,467)	905	(562)
		$(7,617)	$3,622	$(3,995)

Gains/Losses on Commodity Derivative Contracts

The Company does not designate its commodity derivative contracts as hedging instruments for financial reporting purposes. Accordingly, commodity derivative contracts are marked-to-market each quarter with the change in fair value during the periodic reporting period recognized currently in gains (losses) on commodity derivative contracts—net within revenues in the unaudited interim condensed consolidated statements of operations.

The following table presents net cash received or net cash paid for the settlement of commodity derivative contracts and unrealized net gains or unrealized net losses recorded by the Company related to the change in fair value of the derivative instruments in gains (losses) on commodity derivative contracts—net for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net cash received (paid) for commodity derivative contracts	$(3,518)	$2,429	$(3,677)	$3,240
Unrealized net gains (losses)	(7,830)	5,064	(11,610)	9,118
Gains on commodity derivative contracts—net	$(11,348)	$7,493	$(15,287)	$12,358

Net cash received (paid) for commodity derivative contracts, as presented in the table above, represent realized gains (losses) related to the Company’s derivative instruments. In addition to these cash settlements, the Company also recognizes fair value changes on its derivative instruments in each reporting period. The changes in fair value result from new positions and cash settlements that may occur during each reporting period, as well as the relationships between contract prices and the associated forward curves.

6. Property and Equipment

Property and equipment consisted of the following as of the dates presented:

	June 30, 2018	December 31, 2017
	(in thousands)
Oil and gas properties, on the basis of full-cost accounting:
Proved properties	$778,741	$765,308
Unproved properties not being amortized	4,383	7,065
Other property and equipment	6,243	6,508
Less accumulated depreciation, depletion, amortization and impairment	(235,948)	(204,419)
Net property and equipment	$553,419	$574,462

Oil and Gas Properties

The Company capitalizes internal costs directly related to exploration and development activities to oil and gas properties. During the three and six months ended June 30, 2018 and 2017, the Company capitalized the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Internal costs capitalized to oil and gas properties (1)	$922	$1,412	$1,817	$3,005

(1)         Inclusive of $0.3 million and $0.5 million of qualifying share-based compensation expense for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, inclusive of $0.5 million and $1.2 million, respectively, of qualifying share-based compensation expense.

The Company accounts for its oil and gas properties under the full cost method. Under the full cost method, proceeds realized from the sale or disposition of oil and gas properties are accounted for as a reduction to capitalized costs unless a significant portion of the Company’s reserve quantities are sold such that it results in a significant alteration of the relationship between capitalized costs and remaining proved reserves, in which case a gain or loss is generally recognized in income. During the six months ended June 30, 2018 and 2017, the Company disposed of certain oil and gas equipment for cash proceeds of $0.4 million and $1.4 million, respectively, which were reflected as reduction of oil and gas properties with no gain or loss recognized. In addition, during the six months ended June 30, 2018, the Company disposed of its Anadarko Basin assets, which is discussed further below.

The Company performs a full-cost ceiling test on a quarterly basis. The test establishes a limit (ceiling) on the book value of the Company’s oil and gas properties. The capitalized costs of oil and gas properties, net of accumulated depreciation, depletion, amortization and impairment (“DD&A”) and the related deferred income taxes, may not exceed this “ceiling.” The ceiling limitation is equal to the sum of: (i) the present value of estimated future net revenues from the projected production of proved oil and gas reserves, excluding future cash outflows associated with settling asset retirement obligations accrued on the balance sheet, calculated using the average oil and natural gas sales price received by the Company as of the first trading day of each month over the preceding twelve months (such prices held constant throughout the life of the properties) and a discount factor of 10%; (ii) the cost of unproved properties excluded from the costs being amortized; (iii) the lower of cost or estimated fair value of unproved properties included in the costs being amortized; and (iv) related income tax effects. If capitalized costs exceed this ceiling, the excess is charged to expense in the accompanying unaudited interim condensed consolidated statements of operations. While the Company did not record any impairments of oil and gas properties during the three or six months ended June 30, 2018 or 2017, the Company recorded impairments of oil and gas properties during the year ended December 31, 2017, the period January 1, 2016 through October 20, 2016 and the year ended December 31, 2015.

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

	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	(in thousands)		(per Boe)		(in thousands)		(per Boe)
Depletion expense	$15,898	$15,367	$8.97	$7.51	$30,520	$30,120	$8.71	$7.23
Depreciation on other property and equipment	586	592	0.33	0.29	1,177	1,181	0.34	0.28
Depreciation, depletion, and amortization	$16,484	$15,959	$9.30	$7.80	$31,697	$31,301	$9.05	$7.51

Oil and gas unproved properties include costs that are not being depleted or amortized. The Company excludes these costs until proved reserves are found, until it is determined that the costs are impaired or until major development projects are placed in service, at which time the costs are moved into oil and natural gas properties subject to amortization. All unproved property costs are reviewed at least annually to determine if impairment has occurred. In addition, impairment assessments are made for interim reporting periods if facts and circumstances exist that suggest impairment may have occurred. During any period in which impairment is indicated, the accumulated costs associated with the impaired property are transferred to proved properties and become part of our depletion base and subject to the full cost ceiling limitation. No impairment of unproved properties was recorded during the three or six months ended June 30, 2018 or 2017. Unproved property was $4.4 million and $7.1 million at June 30, 2018 and December 31, 2017, respectively.

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

Sale of Anadarko Basin Assets

On May 31, 2018, the Company closed on the sale of its Anadarko Basin assets for $58.0 million in cash ($54.4 million, net of closing adjustments), subject to standard post-closing adjustments to occur within 120 days of closing. The net proceeds were reflected as a reduction of oil and natural gas properties, with no gain or loss recognized as the sale did not result in a significant alteration of the full cost pool. The Company used $50.0 million of the net proceeds from the sale of the Anadarko Basin assets to pay down a portion of outstanding borrowings under the Company’s reserves-based revolving credit facility (“RBL”) and retained the remainder for general corporate purposes.

7. Accrued Liabilities

The following table presents the components of accrued liabilities as of the dates presented:

	June 30, 2018	December 31, 2017
	(in thousands)
Accrued oil and gas capital expenditures	$9,768	$9,081
Accrued revenue and royalty distributions	16,924	18,701
Accrued lease operating and workover expense	4,516	5,150
Accrued interest	162	108
Accrued taxes	2,278	2,758
Compensation and benefit related accruals	2,821	4,520
Other	3,858	2,524
Accrued liabilities	$40,327	$42,842

8. Asset Retirement Obligations

Asset Retirement Obligations (“AROs”) represent the estimated future abandonment costs of tangible assets, such as wells, service assets and other facilities. The estimated fair value of the AROs at inception are capitalized as part of the carrying amount of the related long-lived assets. The following table reflects the changes in the Company’s AROs for the periods presented (in thousands):

	Six Months Ended June 30,
	2018	2017
Asset retirement obligations — beginning of period	$15,506	$14,200
Liabilities incurred	219	117
Revisions	—	—
Liabilities settled	(1)	(35)
Liabilities eliminated through asset sales	(8,698)	—
Current period accretion expense	547	559
Asset retirement obligations — end of period	$7,573	$14,841

9. Debt

Reserves-Based Revolving Credit Facility

At June 30, 2018 and December 31, 2017, the Company maintained an RBL with a borrowing base of $170.0 million. During the six months ended June 30, 2018, the Company paid down $100.0 million of its RBL utilizing $50.0 million of available cash on hand and $50.0 million of the net proceeds from the sale of its Anadarko Basin assets. At June 30, 2018 and December 31, 2017, the Company had $28.1 million and $128.1 million, respectively, drawn on the RBL and had outstanding letters of credit obligations totaling $1.9 million. As a result, at June 30, 2018, the Company had $140.0 million of availability on the RBL.

The RBL matures on September 30, 2020, and bears interest at LIBOR plus 4.50% per annum, subject to a 1.00% LIBOR floor. At June 30, 2018, the weighted average interest rate was 8.0%, excluding amortization expense of deferred financing costs. Unamortized debt issuance costs of $1.0 million and $1.2 million associated with the RBL are included in other noncurrent assets on the unaudited interim condensed consolidated balance sheets at June 30, 2018 and December 31, 2017, respectively.

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

The Company was in compliance with all debt covenants at June 30, 2018.

On April 19, 2018, the Company’s borrowing base was redetermined at the existing amount of $170.0 million. The Company’s Anadarko Basin assets in Texas and Oklahoma were excluded from the redetermination of the borrowing base and subsequently divested, as discussed above.

The Company believes the carrying amount of the RBL at June 30, 2018, approximates, its fair value (Level 2) due to the variable nature of the RBL interest rate.

10. Equity and Share-Based Compensation

Common Shares

Share Activity

The following table summarizes changes in the number of shares of common stock and treasury stock during the six months ended June 30, 2018:

	Common Stock	Treasury Stock(1)
Share count as of December 31, 2017	25,272,969	(99,623)
Common stock issued	113,135	—
Acquisition of treasury stock	—	(29,524)
Share count as of June 30, 2018	25,386,104	(129,147)

(1)                                 Treasury stock represents the net settlement on vesting of restricted stock necessary to satisfy the minimum statutory tax withholding requirements.

Share-Based Compensation

2016 Long Term Incentive Plan

On October 21, 2016, the Company established the 2016 LTIP and filed a Form S-8 with the SEC, registering 3,513,950 shares for issuance under the terms of the 2016 LTIP to employees, directors and certain other persons (the “Award Shares”). The types of awards that may be granted under the 2016 LTIP include stock options, restricted stock units, restricted stock, performance awards and other forms of awards granted or denominated in shares of common stock of the reorganized Company, as well as certain cash-based awards (the “Awards”). The terms of each award are as determined by the Compensation Committee of the Board of Directors. Awards that expire, or are canceled, forfeited, exchanged, settled in cash or otherwise terminated, will again be available for future issuance under the 2016 LTIP. At June 30, 2018, 1,892,511 Award Shares remain available for issuance under the terms of the 2016 LTIP.

Restricted Stock Units

At June 30, 2018, the Company had 491,943 non-vested restricted stock units outstanding to employees and non-employee directors pursuant to the 2016 LTIP, excluding restricted stock units issued to non-employee directors containing a market condition, which are discussed below. During the six months ended June 30, 2018, 271,968 non-vested restricted stock units were issued to employees and non-employee directors. Restricted stock units granted to employees in 2018 under the 2016 LTIP vest ratably over a period of three years: one-third will vest on December 31, 2018, an additional one-third will vest on December 31, 2019, and the final one-third will vest on December 31, 2020. Restricted stock units granted to non-employee directors during 2018 vest on the first to occur of (i) December 31, 2018, (ii) the date the non-employee director ceases to be a director of the Board (other than for cause), (iii) the director’s death, (iv) the director’s disability or (v) a change in control of the Company.

The fair value of restricted stock units granted to employees and non-employee directors during 2018 was based on grant date fair value of the Company’s common stock. Compensation expense is recognized ratably over the requisite service period.

The following table summarizes the Company’s non-vested restricted stock unit award activity for the six months ended June 30, 2018:

	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested shares outstanding at December 31, 2017	324,984	$18.84
Granted	271,968	$14.24
Vested(1)	(105,009)	$19.63
Forfeited	—	$—
Non-vested shares outstanding at June 30, 2018	491,943	$16.13

(1)                                 Vested restricted stock units include 102,092 shares in which vesting was accelerated as a result of a reduction in workforce that occurred during the six months ended June 30, 2018.

Unrecognized expense as of June 30, 2018 for all outstanding restricted stock units under the 2016 LTIP Plan was $4.3 million and will be recognized over a weighted average period of 1.1 years.

Stock Options

At June 30, 2018, the Company had 143,086 non-vested options outstanding pursuant to the 2016 LTIP. Stock Option Awards currently outstanding under 2016 LTIP vest ratably over a period of three years: one-sixth will vest on the six-month anniversary of the grant date, an additional one-sixth will vest on the twelve-month anniversary of the grant date, an additional one-third will vest on the twenty-four month anniversary of the grant date and the final one-third will vest on the thirty-six month anniversary of the grant date. Stock Option Awards expire 10 years from the grant date. There were no issuances of stock options during the six months ended June 30, 2018.

The following table summarizes the Company’s 2016 LTIP non-vested stock option activity for the six months ended June 30, 2018:

	Options	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Stock options outstanding at December 31, 2017	245,845		$19.66	8.3
Granted	—	$—	$—	—
Vested(1)	(102,759)	$19.08–19.66	$19.66	0.1
Forfeited	—	$—	$—	—
Stock options outstanding at June 30, 2018	143,086		$19.66	8.3
Vested and exercisable at end of period(2)	224,664	$19.08-20.97	$19.66	4.6

(1)                                 Vested stock options include 102,092 options in which vesting was accelerated as a result of a reduction in workforce that occurred during the six months ended June 30, 2018.

(2)                                 Vested and exercisable options at June 30, 2018, had no aggregate intrinsic value.

Unrecognized expense as of June 30, 2018 for all outstanding stock options under the 2016 LTIP Plan was $0.5 million and will be recognized over a weighted average period of 0.8 years.

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

These restricted stock awards are accounted for as liability awards under FASB Accounting Standards Codification 718 — Stock Compensation (“ASC 718”) as the awards allow for the withholding of taxes at the discretion of the non-employee director. The liability is re-measured, with a corresponding adjustment to earnings, at each fiscal quarter-end during the performance cycle. The derived service period related to these awards ended in November of 2017. As such, changes in the fair value of the liability and related compensation expense of these awards are no longer recognized pro-rata over the period for which service has already been provided but rather are compensation cost in the period in which the changes occur. As there are inherent uncertainties related to these factors and the Company’s judgment in applying them to the fair value determinations, there is risk that the recorded compensation may not accurately reflect the amount ultimately earned by the non-employee directors.

At June 30, 2018, the Company recorded a $0.4 million liability included within accrued liabilities on the unaudited interim condensed consolidated balance sheets related to the restricted stock units containing a market condition. The weighted-average fair value of the restricted stock units containing a market condition was $5.28 at June 30, 2018.

As of June 30, 2018, there was no unrecognized stock-based compensation expense related to market condition awards.

Chief Executive Officer (“CEO”) Restricted Stock Units Containing a Market Condition

On November 1, 2017, the Company issued restricted stock units to its CEO that contain a market vesting condition. These restricted stock units will vest, if at all, based on the Company’s total stockholder return for the performance period of October 25, 2017 through October 31, 2020. Market conditions under this grant are (i) with respect to 50% of the RSUs granted, the Company’s cumulative total shareholder return (“TSR”) which is defined as the change in the value of the stock over the performance period with the beginning and ending stock price based on a 20-day average stock price and (ii) with respect to the remaining 50% of the RSUs granted, the percentile rank of the Company’s TSR compared to the TSR of the Peer Group over the performance period (“Relative TSR”).

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

The RSUs issued to the CEO containing a market condition have a service period of three years. The share-based compensation costs related to the CEO restricted stock units containing a market condition recognized as general and administrative expense by the Company was $0.1 million and $0.2 million for the three and six months ended June 30, 2018. As of June 30, 2018, unrecognized stock-based compensation related to CEO RSUs containing a market condition was $1.2 million and will be recognized over a weighted-average period of 2.3 years.

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

If a member of executive management terminates employment prior to vesting, the outstanding award is forfeited. Executive management restricted stock units with a market condition are subject to accelerated vesting in the event the executive’s employment is terminated prior to vesting by the Company without “Cause” or by the participant with “Good Reason” (each, as defined in the 2016 LTIP) or due to the executive’s death or disability. Upon a change in control (as defined in the 2016 LTIP), the compensation committee of the board of directors could (i) accelerate all or a portion of the award, (ii) cancel all of the award and pay cash, stock or combination equal to the change in control price, (iii) provide for the assumption or substitution or continuation by the successor company, (iv) certify to the extent to which the vesting conditions had been achieved prior to the conclusion of the performance period or (v) adjust restricted stock units to reflect the change in control.

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

The restricted stock units issued to executive management containing a market condition have a service period of three years. The share-based compensation costs related to executive management’s restricted stock units containing a market condition recognized as general and administrative expense by the Company was $0.1 million and $0.2 million for the three and six months ended June 30, 2018. As of June 30, 2018, unrecognized stock-based compensation related to executive management’s restricted stock units containing a market condition was $1.1 million and will be recognized over a weighted-average period of 2.5 years.

11. Income Taxes

On December 22, 2017, the Tax Act was enacted into law and the new legislation contains several key tax provisions that affected the Company, primarily a reduction of the corporate income tax rate to 21% effective January 1, 2018. The Company was required to recognize the effect of the tax law changes in the period of enactment. The Company re-measured its U.S. deferred tax assets and liabilities as well as reassessed the net realizability of its deferred tax assets and liabilities. In December 2017, the SEC staff issued SAB 118, which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As the Tax Act was passed late in the fourth quarter of 2017, ongoing guidance from the Department of Treasury and state agencies and accounting interpretation is expected to be issued over the next 6 months. Therefore, for the six months ended June 30, 2018, the Company considered the accounting of certain items to be incomplete due to forthcoming guidance and the ongoing analysis of final year-end data and tax positions.

For the six months ended June 30, 2018, the Company has estimated deductions of $19.2 million associated with the full expensing of the costs of qualified property that were incurred and placed into service during the period from January 1, 2018 to June 30, 2018. The Company continues to analyze assets placed into service after September 27, 2017, but not qualifying for full expensing as a result of being acquired under an agreement entered into prior to that date. In addition, further guidance and analysis is required in order to review the terms of the Company’s compensation plans and agreements and assess the impact of transitional guidance related to IRC Section 162(m) on awards granted prior to November 2, 2017, subject to the grandfather provisions. As a result, the Company has not adjusted certain tax items previously reported on its financial statements for IRC Section 162(m) until the Company is able to obtain sufficient information to make a reasonable estimate of the effects of the Tax Act. The Company expects to complete its analysis within the measurement period in accordance with SAB No. 118.

For the six months ended June 30, 2018, the Company recorded no income tax expense or benefit. The significant difference between its effective tax rate and the federal statutory income tax rate of 21% is primarily due to the effect of changes in the Company’s valuation allowance. During the six months ended June 30, 2018, the Company’s valuation allowance decreased by $0.7 million from December 31, 2017, bringing the total valuation allowance to $119.4 million at June 30, 2018. A valuation allowance has been recorded as management does not believe that it is more-likely-than-not that its deferred tax assets are realizable.

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

12. Income Per Share

The following table provides a reconciliation of net income attributable to common shareholders and weighted average common shares outstanding for basic and diluted income per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net Income (Loss):
Net income (loss)	$(1,542)	$13,742	$2,461	$32,227
Participating securities—non-vested restricted stock	—	(360)	(68)	(897)
Basic and diluted income (loss)	$(1,542)	$13,382	$2,393	$31,330

Common Shares:
Common shares outstanding — basic (1)	25,332	25,093	25,316	25,053
Dilutive effect of potential common shares	—	—	—	—
Common shares outstanding — diluted	25,332	25,093	25,316	25,053

Net Income (Loss) Per Share:
Basic	$(0.06)	$0.53	$0.09	$1.25
Diluted	$(0.06)	$0.53	$0.09	$1.25
Antidilutive stock options (2)	500	529	500	578
Antidilutive warrants (3)	6,626	6,626	6,626	6,626

(1)                                 Weighted-average common shares outstanding for basic and diluted income per share purposes includes 9,407 and 17,533 shares of common stock that, while not issued and outstanding at June 30, 2018 or 2017, respectively, are required by the First Amended Joint Chapter 11 Plan of Reorganization of Midstates Petroleum Company, Inc. and its Debtor Affiliate as filed on September 28, 2016 to be issued. Weighted-average common shares outstanding for basic and diluted income per share purposes also includes 57,856 director shares that vested as of December 31, 2017, but final issuance of the vested shares was deferred by the non-employee directors until 2020.

(2)                                 Amount represents options to purchase common stock that are excluded from the diluted net income per share calculations because of their antidilutive effect.

(3)                                 Amount represents warrants to purchase common stock that are excluded from the diluted net income per share calculations because of their antidilutive effect.

13. Related Party Transactions

During 2017, the Company entered into an arrangement with EcoStim Energy Solutions, Inc. (“EcoStim”) for well stimulation and completion services. EcoStim is an affiliate of Fir Tree Inc. who is a holder of the Company’s outstanding common stock. The Company had $2.1 million included in accounts payable in the Company’s unaudited interim condensed consolidated balance sheets at December 31, 2017 to EcoStim that was paid during the six months ended June 30, 2018. For the three and six months ended June 30, 2017, the Company paid approximately $1.4 million to EcoStim Energy Solutions, Inc. for services provided.

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

The Company vigorously defends itself in these matters. If the Company determines that an unfavorable outcome or loss of a particular matter is probable and the amount of loss can be reasonably estimated, it accrues a liability for the contingent obligation. As new information becomes available or as a result of legal or administrative rulings in similar matters or a change in applicable law, the Company’s conclusions regarding the probability of outcomes and the amount of estimated loss, if any, may change. The impact of subsequent changes to the Company’s accruals could have a material effect on its results of operations. As of June 30, 2018 and December 31, 2017, the Company’s total accrual for all loss contingencies was $1.1 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2017, and the related management’s discussion and analysis contained in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission (“SEC”) on March 14, 2018, as well as the unaudited interim condensed consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q and our quarterly report on Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on May 10, 2018.

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

Overview

We are an independent exploration and production company focused on the application of modern drilling and completion techniques in oil and liquids-rich basins in the onshore United States. Our operations are currently focused on exploration and production activities in the Mississippian Lime. The terms “Company,” “we,” “us,” “our,” and similar terms refer to us and our subsidiary, unless the context indicates otherwise.

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

Recent Developments

Sale of Anadarko Basin Assets

On May 31, 2018, we closed on the sale of our Anadarko Basin assets for $58.0 million in cash ($54.4 million, net of closing adjustments), subject to standard post-closing adjustments to occur within 120 days of closing. The net proceeds were reflected as a reduction of oil and natural gas properties, with no gain or loss recognized as the sale did not result in a significant alteration of the full cost pool. We used $50.0 million of the net proceeds from the sale of the Anadarko Basin assets to pay down a portion of outstanding borrowings under our RBL and retained the remainder for general corporate purposes. The Anadarko Basin assets in Texas and Oklahoma were excluded from the April 2018 redetermination of our $170.0 million borrowing base, as discussed above.

Operations Update

Mississippian Lime

The following table presents our average daily production from our Mississippian Lime asset for the periods presented:

	Three Months Ended June 30, 2018	Three Months Ended March 31, 2018	Increase in Production

Average daily production:
Oil (Bbls)	4,833	4,564	5.9%
Natural gas liquids (Bbls)	3,995	3,644	9.6%
Natural gas (Mcf)	50,246	43,857	14.6%
Net Boe/day	17,202	15,518	10.9%

The following table shows our total number of horizontal wells spud and brought into production in the Mississippian Lime asset during the second quarter of 2018:

	Total Number of Gross Horizontal Wells Spud (1)	Total Number of Gross Horizontal Wells Brought into Production
Mississippian Lime	4	8

(1)         We had one rig drilling in the Mississippian Lime horizontal well program at June 30, 2018. Of the four wells spud, two were producing, one was awaiting completion and one was being drilled at quarter-end. In addition, three wells spud during the three months ended March 31, 2018 were awaiting completion at June 30, 2018.

In the second quarter of 2018, we incurred approximately $39.2 million of operational capital expenditures in the Mississippian Lime basin.

Anadarko Basin

The following table presents our average daily production from our Anadarko Basin asset for the periods presented:

	Two Months Ended May 31, 2018(1)	Three Months Ended March 31, 2018	Decrease in Production

Average daily production:
Oil (Bbls)	1,110	1,207	(8.0)%
Natural gas liquids (Bbls)	946	1,065	(11.2)%
Natural gas (Mcf)	7,956	8,671	(8.2)%
Net Boe/day	3,382	3,717	(9.0)%

(1)         We closed on the sale of our Anadarko Basin assets on May 31, 2018.  As a result, average daily production as presented in the table above is for the period April 1, 2018 through May 31, 2018.

We did not spud any wells in our Anadarko Basin asset and did not have any operated drilling rigs in the area during the second quarter of 2018.

Capital Expenditures

During the three and six months ended June 30, 2018, we incurred operational capital expenditures of $39.2 million and $71.4 million, respectively, which consisted of the following:

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
Drilling and completion activities	$36,651	$67,405
Acquisition of acreage and seismic data	2,515	3,952
Operational capital expenditures incurred	$39,166	$71,357
Capitalized G&A, office, ARO & other	969	2,189
Capitalized interest	114	191
Total capital expenditures incurred	$40,249	$73,737

Operational capital expenditures by area were as follows:

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
Mississippian Lime	$39,192	$71,397
Anadarko Basin	(26)	(40)
Total operational capital expenditures incurred	$39,166	$71,357

We are currently operating one drilling rig in the Mississippian Lime asset. Based upon a one rig program, we would expect to invest between $100.0 million to $110.0 million in this area during the year ended December 31, 2018.

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

We follow the full cost method of accounting for our oil and gas properties. For the three and six months ended June 30, 2018, the results of our full cost “ceiling test” did not require us to recognize impairments of our oil and gas properties. However, we recorded impairments of oil and gas properties during the year ended December 31, 2017, the period January 1, 2016 through October 20, 2016 and the year ended December 31, 2015. Impairments can result from multiple factors, such as commodity pricing, changes in our strategic drilling plans, increased capital costs, well performance that is below expectations or higher operating costs. Our industry is dynamic and while we have not experienced impairments for the three and six months ended June 30, 2018, we may be required to record impairments in the future based upon changes in the factors discussed above. While an impairment does not impact cash flow from operating activities or liquidity, such adjustments do decrease our net income and shareholders’ equity.

We dispose of large volumes of saltwater produced in conjunction with oil and natural gas from drilling and production operations in the Mississippian Lime. Our disposal operations are conducted pursuant to permits issued to us by governmental authorities overseeing such disposal activities.

There continues to be a concern that the injection of saltwater contributes to seismic activity in certain areas of Oklahoma where we operate. The Oil and Gas Conservation Division (“OGCD”) of the Oklahoma Corporation Commission (“OCC”) established injection limits for additional wells in the Arbuckle formation, including 10 that we operate, on February 24, 2017. On March 1, 2017, the OGCD also issued a statement saying that further actions to reduce the earthquake rate in Oklahoma could be expected. The OGCD has since issued several directives for disposal well shut-in and and volume reductions in certain areas following seismic activity. While our current plans are for future disposal wells to inject into formations other than the Arbuckle and we currently operate 11 such non-Arbuckle formation disposal wells, we continue to utilize wells that dispose into the Arbuckle formation. We have timely met and satisfied all requests of the OCC regarding changes and/or reductions in disposal capacity in our operated disposal wells, all while maintaining our production base without any negative material impact thereto. We believe we are currently in compliance with the OGCD’s latest requests regarding Arbuckle injection limits; however, a change in disposal well regulations or injection limits, or the inability to obtain permits for new disposal wells in the future may affect our ability to dispose of saltwater and ultimately increase the cost of our operations and/or reduce the volume of oil and natural gas that we produce from our wells.

Results of Operations

The following tables summarize our revenues for the periods indicated (in thousands):

	Crude Oil	Natural Gas	NGLs	Total
Revenues for the three months ended June 30, 2017	$27,271	$15,253	$9,730	$52,254
Changes due to volumes	(3,553)	(1,801)	(1,658)	(7,012)
Changes due to price(1)	10,484	(6,670)	3,821	7,635
Revenues for the three months ended June 30, 2018	$34,202	$6,782	$11,893	$52,877

	Crude Oil	Natural Gas	NGLs	Total
Revenues for the six months ended June 30, 2017	$58,307	$32,351	$20,924	$111,582
Changes due to volumes	(8,868)	(5,142)	(3,573)	(17,583)
Changes due to price (1)	17,177	(12,090)	5,580	10,667
Revenues for the six months ended June 30, 2018	$66,616	$15,119	$22,931	$104,666

(1)         Changes due to price for natural gas for the three and six months ended June 30, 2018, includes $3.4 million and $6.4 million, respectively, of gathering and transportation expense that as a result of ASC 606, are being net against revenues in the unaudited interim condensed consolidated statements of operations. Oil, NGLs and natural gas included $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2018, of lease operating expenses that are now being netted against revenues in the unaudited interim condensed consolidated statements of operations. See Note 3 to the financial statements included in “Part I. Financial Information — Item 1. Financial Statements” of this report for further details.

Oil, NGLs and Natural Gas Pricing

The following tables set forth information regarding average realized sales prices for the periods indicated (per BOE):

	Crude Oil		NGLs		Natural Gas
	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Average sales price exclusive of realized derivatives and certain deductions from revenue	$67.42	$46.73	$28.28	$19.16	$2.01	$2.66
Realized derivatives	(7.44)	3.15	—	—	0.05	0.10
Average sales price with realized derivatives exclusive of certain deductions from revenue	$59.98	$49.88	$28.28	$19.16	$2.06	$2.76
Certain deductions from revenue (1)	(0.03)		(0.04)		(0.67)
Average sales price inclusive of realized derivatives and certain deductions from revenue (1)	$59.95		$28.24		$1.39

(1)                                 Average realized prices for the three months ended June 30, 2017, were based upon revenues as presented under ASC 605.  As a result, the appropriate realized price for comparison purposes with June 30, 2018, is the average sale price exclusive of realized derivatives and certain deductions from revenue. See Note 3 to the financial statements included in “Part I. Financial Information — Item 1. Financial Statements” of this report for further details.

	Crude Oil		NGLs		Natural Gas
	Six Months Ended	Six Months Ended	Six Months Ended	Six Months Ended	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Average sales price exclusive of realized derivatives and certain deductions from revenue	$64.89	$48.16	$27.19	$20.53	$2.21	$2.78
Realized derivatives	(5.11)	1.92	—	—	0.16	0.08
Average sales price with realized derivatives exclusive of certain deductions from revenue	$59.78	$50.08	$27.19	$20.53	$2.37	$2.86
Certain deductions from revenue (1)	(0.02)		(0.05)		(0.66)
Average sales price inclusive of realized derivatives and certain deductions from revenue (1)	$59.76		$27.14		$1.71

(1)                                 Average realized prices for the six months ended June 30, 2017, were based upon revenues as presented under ASC 605.  As a result, the appropriate realized price for comparison purposes with June 30, 2018, is the average sale price exclusive of realized derivatives and certain deductions from revenue. See Note 3 to the financial statements included in “Part I. Financial Information — Item 1. Financial Statements” of this report for further details.

Oil, NGLs and Natural Gas Production

	For the Three Months	For the Three Months		For the Six Months	For the Six Months
	Ended June 30, 2018	Ended June 30, 2017	% Change	Ended June 30, 2018	Ended June 30, 2017	% Change(1)
PRODUCTION DATA:
Oil (Bbls/d)
Mississippian Lime	4,833	4,938	(2.1)%	4,699	5,269	(10.8)%
Anadarko Basin(1)	1,110	1,475	(24.7)%	1,168	1,420	(17.7)%
Natural gas liquids (Bbls/d)
Mississippian Lime	3,995	4,466	(10.5)%	3,821	4,526	(15.6)%
Anadarko Basin(1)	946	1,115	(15.2)%	1,017	1,104	(7.9)%
Natural gas (Mcf/d)
Mississippian Lime	50,246	53,246	(5.6)%	47,083	54,653	(13.9)%
Anadarko Basin(1)	7,956	9,735	(18.3)%	8,365	9,565	(12.5)%
Combined (Boe/d)
Mississippian Lime	17,202	18,278	(5.9)%	16,367	18,905	(13.4)%
Anadarko Basin(1)	3,382	4,212	(19.7)%	3,579	4,118	(13.1)%

(1)         We closed on the sale of our Anadarko Basin assets on May 31, 2018.  As a result, average daily production as presented in the table above for the Anadarko Basin is for the period April 1, 2018 through May 31, 2018.

Oil Revenues

Oil volumes sold decreased for the three and six months ended June 30, 2018, primarily due to lower production as a result of reduced drilling activity and natural decline. Average oil sales prices, without realized derivatives and certain deductions, increased primarily as a result of a significant increase in prevailing market prices.

NGLs Revenues

NGLs volumes sold decreased for the three and six months ended June 30, 2018, primarily due to lower production as a result of reduced drilling activity and natural decline. Average NGLs sales prices, without realized derivatives and certain deductions, increased as a result of higher oil prices, which correlate with NGLs pricing.

Natural Gas Revenues

Natural gas volumes sold decreased for the three and six months ended June 30, 2018, primarily due to lower production as a result of reduced drilling activity and natural decline. Average natural gas sales prices, without realized derivatives and gathering and transportation expenses, decreased due to lower prevailing index prices at our delivery points. Beginning January 1, 2018, we adopted ASC 606, and as a result, $3.4 million and $6.4 million in gathering and transportation expenses for the three and six months ended June 30, 2018, respectively, are now being netted against gas sales revenue in the unaudited interim condensed consolidated statements of operations. See Note 3 to the financial statements included in “Part I. Financial Information — Item 1. Financial Statements” of this report for further details.

Gains/Losses on Commodity Derivative Contracts—Net

A summary of our open commodity derivative positions is included in Note 5 to the financial statements included in “Part I. Financial Information — Item 1. Financial Statements” of this report. The following tables provide financial information associated with our oil and natural gas hedges for the periods indicated (in thousands):

	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017
Cash receipts (payments on settlement)
Oil derivatives	$(3,776)	$1,839	$(5,252)	$2,328
Natural gas derivatives	258	590	1,575	912
Total cash settlements	$(3,518)	$2,429	$(3,677)	$3,240

Gains (losses) due to fair value changes
Oil derivatives	$(6,986)	$3,312	$(9,390)	$6,543
Natural gas derivatives	(844)	1,752	(2,220)	2,575
Total gains (losses) on fair value changes	$(7,830)	$5,064	$(11,610)	$9,118

Gains (losses) on commodity derivative contracts—net	$(11,348)	$7,493	$(15,287)	$12,358

Our mark-to-market (“MTM”) derivative positions moved to unrealized losses for the three and six months ended June 30, 2018, from unrealized gains for the comparable periods in 2017.

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

Expenses

	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	(in thousands)		(per Boe)		(in thousands)		(per Boe)
EXPENSES:
Lease operating and workover	$16,952	$16,559	$9.57	$8.09	$31,760	$32,411	$9.07	$7.78
Gathering and transportation	67	3,641	0.04	1.78	124	7,328	0.04	1.76
Severance and other taxes	2,776	1,695	1.57	0.83	5,638	3,816	1.61	0.92
Asset retirement accretion	250	283	0.14	0.14	547	559	0.16	0.13
Depreciation, depletion, and amortization	16,484	15,959	9.30	7.80	31,697	31,301	9.05	7.51
Impairment of oil and gas properties	—	—	—	—	—	—	—	—
General and administrative	5,190	7,572	2.93	3.70	15,047	15,847	4.30	3.80
Advisory fees	850	—	0.48	—	850	—	0.24	—
Total expenses	$42,569	$45,709	$24.03	$22.34	$85,663	$91,262	$24.47	$21.90

Lease Operating and Workover

Lease operating and workover expenses increased $0.4 million during the three months ended June 30, 2018. Lease operating and workover expense, after being normalized for the Lincoln County divestiture and the adoption of ASC 606, increased $1.6 million primarily related to increased workover activity. Lease operating and workover expense decreased $0.7 million during the six months ended June 30, 2018. Lease operating and workover expense, after being normalized for the Greer Road insurance reimbursement, the Lincoln County divestiture and the adoption of ASC 606, decreased $0.2 million.

Gathering and Transportation

Gathering and transportation expenses decreased for the three and six months ended June 30, 2018, primarily as a result of our adoption of ASC 606 on January 1, 2018. As a result, $3.4 million and $6.4 million in gathering and transportation expenses for the three and six months ended June 30, 2018, are reflected as a decrease in oil, NGLs and natural gas sales in the unaudited interim condensed consolidated statements of operations. Gathering and transportation, excluding adjustments for ASC 606, decreased $0.2 million and $0.8 million for the three and six months ended June 30, 2018, due to a decrease in natural gas production in our Mississippian Lime asset.

Severance and Other Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Total oil, NGLs and natural gas sales	$52,877	$52,254	$104,666	$111,582

Severance taxes	2,655	1,471	5,336	3,368
Ad valorem and other taxes	121	224	302	448
Severance and other taxes	$2,776	$1,695	$5,638	$3,816
Severance taxes as a percentage of sales	5.0%	2.8%	5.1%	3.0%
Severance and other taxes as a percentage of sales	5.2%	3.2%	5.4%	3.4%

Severance and other taxes increased for the three and six months ended June 30, 2018, respectively, compared to to prior periods in 2017. Severance taxes as a percentage of sales increased for the three and six months ended June 30, 2018, due to legislation changes in the State of Oklahoma that increased incentive tax rates on production from 1% to 4% effective July 1, 2017, and 4% to 7% effective in December of 2017. The adoption of ASC 606 on January 1, 2018, and the inclusion of $3.4 million and $6.4 million of gathering and transportation expenses in oil, NGLs and natural gas sales for the three and six months ended June 30, 2018, also impacted the severance and other taxes rate by 0.3% and 0.4%, respectively, compared to the same periods in 2017.

Additionally, in March 2018, the State of Oklahoma passed legislation to further amend the gross production incentive tax rate for wells drilled beginning July 1, 2015, from 2.0% to 5.0%. The initial 2.0% rate is effective for the first thirty-six months of production and moves to 7.0% thereafter. This legislation will increase the incentive tax rate to 5.0% for all new and existing wells that currently qualify for the 2.0% incentive tax rate for July 2018 production.

Depreciation, Depletion and Amortization

On November 1, 2017, David Sambrooks was appointed President and Chief Executive Officer of the Company. Upon the appointment of Mr. Sambrooks, we began a strategic review of all areas of operations. This review was completed during the fourth quarter of 2017 and our strategy was refined to add further focus to optimizing free cash flows and keeping leverage to a minimum. As a result, in December of 2017 we decreased our current drilling activity from two drilling rigs to one drilling rig. Further, the five-year development plan was revised from a two-rig program to a one rig program. This change in strategy (reduced 5-year drilling activity) led to a reduction in our undeveloped proved inventory under SEC guidelines. Depreciation, depletion and amortization and depreciation, depletion and amortization per BOE increased for the three and six months ended June 30, 2018 primarily due to this decrease in our proved reserves volumes.

General and Administrative (“G&A”)

G&A expenses decreased for the three and six months ended June 30, 2018, primarily due to a reduction in salaries and wages of $1.0 million and $1.2 million, and a reduction in trailing costs incurred related to our bankruptcy of $1.7 million and $2.3 million. During the six months ended June 30, 2018, G&A was also impacted by increased employee severance costs of $1.6 million as a result of a reduction-in-force that occurred during January 2018, as well as $2.6 million related to our review of various strategic options. These increases during the six months ended June 30, 2018 were partially offset by $1.6 million in lower stock compensation expense.

Other Income (Expense)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
OTHER EXPENSE
Interest income	$5	$—	$24	$—
Interest expense	(1,308)	(1,862)	(3,104)	(3,682)
Amortization of deferred financing costs	(108)	(89)	(216)	(169)
Amortization of deferred gain	—	—	—	—
Capitalized interest	114	723	191	1,646
Interest expense—net of amounts capitalized	(1,302)	(1,228)	(3,129)	(2,205)

Total other income (expense)	$(1,297)	$(1,228)	$(3,105)	$(2,205)

Interest Expense

Interest expense decreased for the three and six months ended June 30, 2018, as a result of the average outstanding balance under our RBL decreasing by $62.9 million and $31.2 million compared to the same periods in 2017. In March of 2018, we paid down $50.0 million on our RBL using cash on hand and additionally paid down $50.0 million during June 2018 using proceeds from the sale of our Anadarko assets, as mentioned above. Total interest expense capitalized to oil and gas properties decreased for the three and six months ended June 30, 2018, due to a $23.9 million decrease in the carrying amount of our unproved property year over year.

Provision for Income Taxes

We recorded no income tax expense or benefit for the three and six months ended June 30, 2018 or 2017, respectively, due to the change in our valuation allowance recorded against our net deferred tax assets. Our valuation allowance was $119.4 million and $148.2 million for the three and six months ended June 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

Overview

The following table presents a summary of our key financial indicators at the dates presented (in thousands):

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$6,256	$68,498
Net working capital (deficit)	(27,188)	48,866
Total long-term debt	28,059	128,059
Total stockholders’ equity	491,991	485,587
Available borrowing capacity	140,000	40,000

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

Significant Sources of Capital

RBL

At June 30, 2018, in addition to cash on hand of $6.3 million, we maintained the RBL. The RBL has a current borrowing base of $170.0 million. At June 30, 2018, we had $28.1 million drawn on the RBL and outstanding letters of credit obligations totaling $1.9 million. As a result, at June 30, 2018, we had $140.0 million of availability on the RBL.

The RBL matures on September 30, 2020, and borrowings thereunder are secured by (i) first-priority mortgages on at least 90% of the our oil and gas properties, (ii) all other presently owned or after-acquired property (including but not limited to as-extracted collateral, accounts receivable, inventory, equipment, general intangibles, investment property, intellectual property, real property and the proceeds of the foregoing) and (iii) a perfected pledge on all equity interests. The RBL bears interest at LIBOR plus 4.50% per annum, subject to a 1.00% LIBOR floor. For the three months ended June 30, 2018, the weighted average interest rate was 8.0%, excluding amortization expense of deferred financing costs.

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

As of June 30, 2018, we were in compliance with our debt covenants.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our consolidated cash flows from operating, investing and financing activities for the periods presented. For information regarding the individual components of our cash flow amounts, please refer to the unaudited interim condensed consolidated statements of cash flows included under “Part I. Financial Information — Item 1. Financial Statements”of this Quarterly Report.

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

The following information highlights the significant period-to-period variances in our cash flow amounts (in thousands):

	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017
Net cash provided by operating activities	$49,292	$63,177
Net cash used in investing activities	(11,056)	(53,019)
Net cash used in financing activities	(100,478)	(997)
Net change in cash	$(62,242)	$9,161

Cash flows provided by operating activities

Net cash provided by operating activities was $49.3 million and $63.1 million for the six months ended June 30, 2018 and 2017, respectively. The decrease in net cash provided by operating activities was primarily the result of a $6.8 million decrease in revenues from contracts with customers, payments made for the settlement of certain derivatives of $3.7 million as compared to receipts of derivative settlements of $3.2 million.

Cash flows used in investing activities

Net cash used in investing activities of $11.1 million and $53.0 million for the six months ended June 30, 2018 and 2017, respectively. Substantially all of our capital spend is invested into our Mississippi Lime asset. The decrease in cash used in investing activities is due to the sale of our Anadarko Basin assets in May 2018 for $58.0 million in cash ($54.4 million, net of closing adjustments), subject to standard post-closing adjustments to occur within 120 days of closing.

Cash flows provided by financing activities

Net cash used in financing activities was $100.5 million and $1.0 million for the six months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2018, we paid down $100.0 million on the RBL, as well as, repurchased $0.5 million of restricted stock for tax withholdings related to stock compensation vestings.

Critical Accounting Policies and Estimates

When used in the preparation of our unaudited interim condensed consolidated financial statements, estimates are based on our current knowledge and understanding of the underlying facts and circumstances and may be revised as a result of actions we take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our condensed consolidated financial position, results of operations and cash flows.

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

Imbalances

We recognize revenue for all oil, NGLs and natural gas sold to purchasers regardless of whether the sales are proportionate to our ownership interest in the property. Production imbalances are recognized as a liability to the extent an imbalance on a specific property exceeds our share of remaining proved oil and gas reserves. We had no significant imbalances at June 30, 2018 or December 31, 2017.

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

Off-Balance Sheet Arrangements

We do not currently utilize any off-balance sheet arrangements with unconsolidated entities to enhance our liquidity and capital resource positions or for any other purpose. However, as is customary in the oil and gas industry, we may, from time to time, have various contractual work commitments and/or letters of credit as described in our notes to the unaudited interim condensed consolidated financial statements.

Recent Accounting Pronouncements Adopted During the Period

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. ASU 2018-05 amends certain SEC paragraphs pursuant to the issuance of the December 2017 SEC SAB 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act’s enactment date for companies to complete its accounting under FASB ASC 740. In accordance with SAB 118, to the extent a company has not completed its analysis of the Tax Act but can provide a reasonable estimate, it must record a provisional estimate in its financial statements. We have accounted for certain tax effects of the Tax Act under the guidance of SAB 118, on a provisional basis. Our accounting for certain income tax effects is incomplete due to forthcoming guidance and the ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118.

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

Recent Accounting Pronouncements Issued But Not Yet Adopted

In June 2018, the FASB issued ASU 2018-07, “Compensation - Stock Compensation (Topic 718) — Improvements to Nonemployee Share-Based Payment Accounting”. ASU 2018-07 expands the scope of Topic 718 to include share-based payments issued to nonemployees for goods and services. Consequently, the accounting for share-based payments to nonemployees and employees with be substantially aligned. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. We do not believe the adoption of ASU 2018-07 will have a material impact on our financial position, results of operations or cash flows.

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

We are currently analyzing contracts to determine if they meet the definition of a lease under ASU 2016-02. We cannot reasonably quantify the impact of adoption at this time and expect to complete the assessment of ASU 2016-02 during the fourth quarter of 2018.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks including commodity price risk, interest rate risk and counterparty and customer risk. We address these risks through a program of risk management including the use of derivative instruments.

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The disclosures are not meant to be precise indicators of expected future losses or gains, but rather indicators of reasonably possible losses or gains. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for purposes other than speculative trading. These derivative instruments are discussed in “Part I. Financial Information — Item 1. Financial Statements — Notes to the Unaudited Interim Condensed Consolidated Financial Statements — Note 5. Risk Management and Derivative Instruments.”

Commodity Price Exposure

We are exposed to market risk as the prices of oil, NGLs and natural gas fluctuate due to changes in supply and demand. To partially reduce price risk caused by these market fluctuations, we have hedged and in the long-term, expect to hedge, a significant portion of our future production.

We utilize derivative financial instruments to manage risks related to changes in oil and natural gas prices. At June 30, 2018, we utilized fixed price swaps and three way collars to reduce the volatility of oil and natural gas prices on a portion of our future expected production.

For derivative instruments recorded at fair value, the credit standing of our counterparties is analyzed and factored into the fair value amounts recognized on the balance sheet.

The fair values of our commodity derivatives are largely determined by estimates of the forward curves of the relevant price indices. At June 30, 2018, a 10% change in the forward curves associated with our commodity derivative instruments would have changed our net liability positions by the following amounts:

	10% Increase	10% Decrease
	(in thousands)
Gain (loss):
Gas derivatives	$(2,462)	$2,653
Oil derivatives	$(12,721)	$11,832

Interest Rate Risk

At June 30, 2018, we had indebtedness outstanding under our RBL of $28.1 million, which bears interest at LIBOR plus 4.50% per annum, subject to a 1.00% LIBOR floor. Assuming the RBL is fully drawn, a one percent increase in interest rates for the three months ended June 30, 2018, would have resulted in a $1.7 million increase in annual interest cost, before capitalization.

At June 30, 2018, we did not have any interest rate derivatives in place and have not historically utilized interest rate derivatives. In the future, we may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing or future debt issues. Interest rate derivatives are used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the period covered by this report, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President, Chief Executive Officer and Director and our Vice President and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, our President, Chief Executive Officer and Director and our Vice President and Chief Accounting Officer concluded that as of June 30, 2018, these disclosure controls and procedures were effective and ensured that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are party to various legal proceedings arising in the ordinary course of business. Although we cannot predict the outcomes of any such legal proceedings, our management believes that the resolution of currently pending legal actions will not have a material adverse effect on our business, results of operations and financial condition. See “Part I. Financial Information — Item 1. Financial Statements — Notes to the Unaudited Interim Condensed Consolidated Financial Statements — Note 14. Commitments and Contingencies”, which is incorporated in this item by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the purchase of our common stock made during the second quarter of 2018. Shares purchased represent the net settlement on vesting of restricted stock necessary to satisfy the minimum statutory withholding requirements.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
April 1, 2018 — April 30, 2018	432	$13.88
May 1, 2018 — May 31, 2018	346	$14.15
June 1, 2018 — June 30, 2018	—	$—
Total	778	$14.00

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

MIDSTATES PETROLEUM COMPANY, INC.

Dated: August 6, 2018	/s/ DAVID J. SAMBROOKS
David J. Sambrooks
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 6, 2018	/s/ RICHARD W. MCCULLOUGH
Richard W. McCullough
Vice President and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)