Form 10-Q
period 2018-09-30
Midstates Petroleum Company, Inc.
filed 2018-11-09
CIK 1533924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of our stock at November 5, 2018 is shown below:

Class	Number of shares outstanding
Common stock, $0.01 par value	25,302,262

MIDSTATES PETROLEUM COMPANY, INC.

QUARTERLY REPORT ON

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

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

MMBtu:  One million British thermal units.

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

PART I — FINANCIAL INFORMATION

MIDSTATES PETROLEUM COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,213	$68,498
Accounts receivable:
Oil and gas sales	29,472	32,455
Joint interest billing	3,178	3,297
Other	449	166
Commodity derivative contracts	—	762
Other current assets	1,813	1,510
Total current assets	41,125	106,688
PROPERTY AND EQUIPMENT:
Oil and gas properties, on the basis of full-cost accounting
Proved properties	803,841	765,308
Unproved properties not being amortized	4,505	7,065
Other property and equipment	6,369	6,508
Less accumulated depreciation, depletion, amortization and impairment	(251,432)	(204,419)
Net property and equipment	563,283	574,462
OTHER NONCURRENT ASSETS	5,591	6,978
TOTAL	$609,999	$688,128
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,322	$11,547
Accrued liabilities	36,703	42,842
Commodity derivative contracts	13,210	3,433
Total current liabilities	64,235	57,822
LONG-TERM LIABILITIES:
Asset retirement obligations	7,816	15,506
Commodity derivative contracts	4,361	562
Long-term debt	28,059	128,059
Other long-term liabilities	569	592
Total long-term liabilities	40,805	144,719

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued or outstanding at September 30, 2018 and December 31, 2017	—	—
Warrants, 6,625,554 warrants outstanding at September 30, 2018 and December 31, 2017	37,329	37,329
Common stock, $0.01 par value, 250,000,000 shares authorized; 25,386,104 shares issued and 25,256,957 shares outstanding at September 30, 2018; 25,272,969 shares issued and 25,173,346 shares outstanding at December 31, 2017	254	253
Treasury stock	(2,081)	(1,603)
Additional paid-in-capital	530,627	524,755
Retained deficit	(61,170)	(75,147)
Total stockholders’ equity	504,959	485,587
TOTAL	$609,999	$688,128

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

MIDSTATES PETROLEUM COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES:
Oil sales	$33,218	$27,190	$99,834	$85,497
Natural gas liquid sales	12,720	10,656	35,651	31,580
Natural gas sales	7,026	13,970	22,145	46,321
Other revenue	1,384	1,490	3,234	3,244
Total revenues from contracts with customers	54,348	53,306	160,864	166,642
Gains (losses) on commodity derivative contracts—net	(6,583)	(3,591)	(21,870)	8,767
Total revenues	47,765	49,715	138,994	175,409
EXPENSES:
Lease operating and workover	11,861	15,653	43,621	48,064
Gathering and transportation (Note 3)	54	3,699	178	11,027
Severance and other taxes	3,360	2,352	8,998	6,168
Asset retirement accretion	147	274	694	833
Depreciation, depletion, and amortization	15,485	15,170	47,182	46,471
General and administrative	4,688	7,255	19,735	23,102
Advisory fees	—	—	850	—
Total expenses	35,595	44,403	121,258	135,665
OPERATING INCOME	12,170	5,312	17,736	39,744
OTHER EXPENSE:
Interest income	4	—	28	—
Interest expense—net of amounts capitalized	(658)	(1,649)	(3,787)	(3,854)
Total other expense	(654)	(1,649)	(3,759)	(3,854)
INCOME BEFORE TAXES	11,516	3,663	13,977	35,890
Income tax expense	—	—	—	—
NET INCOME	$11,516	$3,663	$13,977	$35,890
Participating securities—non-vested restricted stock	(351)	(82)	(400)	(932)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$11,165	$3,581	$13,577	$34,958
Basic and diluted net income per share attributable to common shareholders	$0.44	$0.14	$0.54	$1.39
Basic and diluted weighted-average number of common shares outstanding (Note 12)	25,332	25,116	25,321	25,074

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

MIDSTATES PETROLEUM COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Series A Preferred Stock	Common Stock	Warrants	Treasury Stock	Additional Paid-in-Capital	Retained Deficit	Total Stockholders’ Equity
Balance as of December 31, 2017	$—	$253	$37,329	$(1,603)	$524,755	$(75,147)	$485,587
Share-based compensation	—	1	—	—	5,872	—	5,873
Acquisition of treasury stock	—	—	—	(478)	—	—	(478)
Net income	—	—	—	—	—	13,977	13,977
Balance as of September 30, 2018	$—	$254	$37,329	$(2,081)	$530,627	$(61,170)	$504,959

	Series A Preferred Stock	Common Stock	Warrants	Treasury Stock	Additional Paid-in-Capital	Retained Earnings	Total Stockholders’ Equity
Balance as of December 31, 2016	$—	$250	$37,329	$—	$514,305	$9,930	$561,814
Share-based compensation	—	1	—	—	8,518	—	8,519
Acquisition of treasury stock	—	—	—	(626)	—	—	(626)
Net income	—	—	—	—	—	35,890	35,890
Balance as of September 30, 2017	$—	$251	$37,329	$(626)	$522,823	$45,820	$605,597

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

MIDSTATES PETROLEUM COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,977	$35,890
Adjustments to reconcile net income to net cash provided by operating activities:
(Gains) losses on commodity derivative contracts—net	21,870	(8,767)
Net cash received (paid) for commodity derivative contracts not designated as hedging instruments	(7,532)	6,149
Asset retirement accretion	694	833
Depreciation, depletion, and amortization	47,182	46,471
Share-based compensation, net of amounts capitalized to oil and gas properties	4,330	7,102
Amortization of deferred financing costs	324	277
Change in operating assets and liabilities:
Accounts receivable—oil and gas sales	3,028	4,929
Accounts receivable—JIB and other	(322)	2,641
Other current and noncurrent assets	(529)	(98)
Accounts payable	833	1,392
Accrued liabilities	(2,260)	(7,381)
Other	(25)	(121)
Net cash provided by operating activities	$81,570	$89,317
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	$(98,164)	$(92,841)
Proceeds from the sale of oil and gas properties	54,432	2,885
Proceeds from the sale of oil and gas equipment	355	1,350
Net cash used in investing activities	$(43,377)	$(88,606)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of revolving credit facility	$(100,000)	$—
Deferred financing costs	—	(375)
Repurchase of restricted stock for tax withholdings	(478)	(626)
Net cash used in financing activities	$(100,478)	$(1,001)
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(62,285)	$(290)
Cash and cash equivalents, beginning of period	$68,498	$76,838
Cash and cash equivalents, end of period	$6,213	$76,548

SUPPLEMENTAL INFORMATION:
Non-cash transactions — investments in property and equipment accrued — not paid	$16,261	$19,865
Cash paid for interest, net of capitalized interest of $0.3 million and $2.1 million, respectively	$3,555	$3,708

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

MIDSTATES PETROLEUM COMPANY, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

1. Organization and Business

Midstates Petroleum Company, Inc. engages in the business of exploring and drilling for, and the production of, oil, natural gas liquids (“NGLs”) and natural gas. Midstates Petroleum Company, Inc. was incorporated pursuant to the laws of the State of Delaware on October 25, 2011, to become a holding company for Midstates Petroleum Company LLC (“Midstates Sub”). The terms “Company,” “we,” “us,” “our,” and similar terms refer to Midstates Petroleum Company, Inc. and its subsidiary.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

These unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“US GAAP”) for complete consolidated financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 14, 2018.

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

Recent Accounting Pronouncements Issued But Not Yet Adopted

In June 2018, the FASB issued Accounting Standards Update 2018-07, “Compensation - Stock Compensation (Topic 718) — Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 to include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company does not believe the adoption of ASU 2018-07 will have a material impact on its financial position, results of operations or cash flows.

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

In January 2018, the FASB issued Accounting Standards Update 2018-01, “Leases (Topic 842)-Land Easement Practical Expedient for Transition to Topic 842” (“ASU 2018-01”). ASU 2018-01 permits an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expired prior to a company’s adoption of ASU 2016-02 and that were not accounted for as leases under previous lease guidance. Additionally, in July 2018, the FASB issued Accounting Standards Update 2018-11,”Leases (Topic 842):Targeted Improvements, which included the option to implement the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings, as opposed to the modified retrospective transition method required when ASU 2016-02 was issued. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

The Company has analyzed and categorized the majority of its contracts to determine if they meet the definition of a lease under ASU 2016-02. The Company’s ongoing efforts are concentrated on analyzing the remaining contracts, testing and implementing its tracking software for leases and determining the most appropriate transition method and resulting accounting impact to the Company. As a result, the Company has not quantified the impact of ASU 2016-02 and cannot reasonably quantify the impact of adoption at this time. The Company expects to complete the assessment of ASU 2016-02 during the fourth quarter of 2018.

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

The impact of adoption on the Company’s results is as follows for the periods presented (in thousands):

	Three Months Ended September 30, 2018
	Under ASC 606	Under ASC 605	Decrease

Oil sales	$33,218	$33,237	$(19)
Natural gas liquid sales	12,720	12,733	(13)
Natural gas sales	7,026	10,191	(3,165)
Gathering and transportation	54	3,203	(3,149)
Lease operating and workover expense	11,861	11,909	(48)

Net income	$11,516	$11,516	$—

Retained deficit	$(61,170)	$(61,170)	$—

	Nine Months Ended September 30, 2018
	Under ASC 606	Under ASC 605	Decrease

Oil sales	$99,834	$99,879	$(45)
Natural gas liquid sales	35,651	35,709	(58)
Natural gas sales	22,145	31,778	(9,633)
Gathering and transportation	178	9,702	(9,524)
Lease operating and workover expense	43,621	43,833	(212)

Net income	$13,977	$13,977	$—

Retained deficit	$(61,170)	$(61,170)	$—

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

Natural Gas and NGLs Sales

Under the Company’s gas processing contracts, it delivers natural gas to a midstream processing entity at the wellhead or the inlet of the midstream processing entity’s system. The midstream processing entity processes the natural gas, sells the resulting NGLs and residue gas to third-parties and pays the Company for the NGLs and residue gas. In these scenarios, the Company evaluates whether it is the principal or the agent in the transaction. For those contracts that the Company concluded that it was the principal, the ultimate third-party is the customer, and it recognizes revenue on a gross basis, with gathering, compression, processing, and transportation fees presented as an expense. Alternatively, for those contracts that the Company has concluded that it is the agent, the purchaser is its customer, and it recognizes revenue based on the net amount of the proceeds received from the purchaser.

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

Other Revenue

Other revenue consists of fees charged to outside working interest owners for salt water disposal as well as royalties received from a third-party for iodine extracted from the Company’s salt water. Salt water disposal revenue is recognized over time because the customer simultaneously receives and consumes the benefit of the salt water disposal service as the service is provided. For salt water disposal income the Company utilized the practical expedient in ASC 606-10-55-18 which states that if an entity has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date, the entity may recognize revenue in the amount to which the entity has a right to invoice. Iodine royalty revenue is recognized point-in-time when control transfers to the customer.

Imbalances

The Company recognizes revenue for all oil, NGLs and natural gas sold to purchasers regardless of whether the sales are proportionate to the Company’s ownership interest in the property. Production imbalances are recognized as a liability to the extent an imbalance on a specific property exceeds the Company’s share of remaining proved oil and gas reserves. The Company had no significant imbalances at September 30, 2018 or December 31, 2017.

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

Prior-period performance obligations

The Company records revenue in the month production is delivered and control passes to the customer. However, settlement statements and payment may not be received for 30 to 90 days after the date production occurs, and as a result, the Company is required to estimate the amount of production that was delivered and the price that will be received for the sale of the product. The Company utilizes its knowledge of the properties, its historical performance, the anticipated effect of weather conditions during the month of production, NYMEX and local spot market prices and other pertinent factors as the basis for these estimates. The Company records the variances between its estimates and the actual amounts received in the month payment is received and such variances have historically not been significant. For the three and nine months ended September 30, 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

4. Fair Value Measurements of Financial Instruments

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Derivative Instruments

Commodity derivative contracts reflected in the unaudited interim condensed consolidated balance sheets are recorded at estimated fair value. At September 30, 2018, all of the Company’s commodity derivative contracts were with four bank counterparties and were classified as Level 2 in the fair value input hierarchy. The fair value of the Company’s commodity derivatives are determined using industry-standard models that consider various assumptions including current market and contractual prices for the underlying instruments, implied volatility, time value, nonperformance risk, as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace throughout the full term of the instrument and can be supported by observable data.

Derivative instruments listed below are presented gross and include swaps and collars that are carried at fair value. The Company records the net change in the fair value of these positions in gains (losses) on commodity derivative contracts — net in the Company’s unaudited interim condensed consolidated statements of operations.

	Fair Value Measurements at September 30, 2018
	Quoted Prices	Significant Other	Significant
	in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(in thousands)
Derivative Assets:
Commodity derivative oil swaps	$—	$—	$—	$—
Commodity derivative gas swaps	$—	$69	$—	$69
Commodity derivative oil collars	$—	$1,477	$—	$1,477
Commodity derivative gas collars	$—	$431	$—	$431
Total assets	$—	$1,977	$—	$1,977

Derivative Liabilities:
Commodity derivative oil swaps	$—	$(7,110)	$—	$(7,110)
Commodity derivative gas swaps	$—	$(361)	$—	$(361)
Commodity derivative oil collars	$—	$(11,722)	$—	$(11,722)
Commodity derivative gas collars	$—	$(355)	$—	$(355)
Total liabilities	$—	$(19,548)	$—	$(19,548)

	Fair Value Measurements at December 31, 2017
	Quoted Prices	Significant Other	Significant
	in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(in thousands)
Derivative Assets:
Commodity derivative oil swaps	$—	$—	$—	$—
Commodity derivative gas swaps	$—	$821	$—	$821
Commodity derivative oil collars	$—	$952	$—	$952
Commodity derivative gas collars	$—	$2,611	$—	$2,611
Total assets	$—	$4,384	$—	$4,384

Derivative Liabilities:
Commodity derivative oil swaps	$—	$(3,679)	$—	$(3,679)
Commodity derivative gas swaps	$—	$—	$—	$—
Commodity derivative oil collars	$—	$(2,605)	$—	$(2,605)
Commodity derivative gas collars	$—	$(1,333)	$—	$(1,333)
Total liabilities	$—	$(7,617)	$—	$(7,617)

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

Inherent in the Company’s portfolio of commodity derivative contracts are certain business risks, including market risk and credit risk. Market risk is the risk that the price of the commodity will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the Company’s counterparty to a contract. The Company does not require collateral from its counterparties but does attempt to minimize its credit risk associated with derivative instruments by entering into derivative instruments only with counterparties that are large financial institutions, which management believes present minimal credit risk. In addition, to mitigate its risk of loss due to default, the Company has entered into agreements with its counterparties on its derivative instruments that allow the Company to offset its asset position with its liability position in the event of default by the counterparty. Due to the netting arrangements, had the Company’s counterparties failed to perform under existing commodity derivative contracts at September 30, 2018, the Company would not have experienced a loss.

Commodity Derivative Contracts

The Company has various oil and natural gas derivative contracts that extend through December 31, 2020, summarized as follows:

	NYMEX WTI
	Fixed Swaps		Three-Way Collars
	Hedge Position (Bbls)	Weighted Avg Strike Price	Hedge Position (Bbls)	Weighted Avg Ceiling Price	Weighted Avg Floor Price	Weighted Avg Sub-Floor Price
Quarter Ended:
September 30, 2018	175,720	$57.23	184,000	$59.93	$50.00	$40.00
December 31, 2018(1)	313,720	$58.59	46,000	$56.70	$50.00	$40.00
March 31, 2019(1)	171,000	$66.48	180,000	$63.14	$53.75	$43.75
June 30, 2019(1)	133,900	$64.86	182,000	$63.14	$53.75	$43.75
September 30, 2019(1)	46,000	$62.96	184,000	$63.14	$53.75	$43.75
December 31, 2019(1)	46,000	$61.43	184,000	$63.14	$53.75	$43.75
March 31, 2020(1)	—	$—	91,000	$65.75	$50.00	$40.00
June 30, 2020(1)	—	$—	91,000	$65.75	$50.00	$40.00
September 30, 2020(1)	—	$—	92,000	$65.75	$50.00	$40.00
December 31, 2020(1)	—	$—	92,000	$65.75	$50.00	$40.00

	NYMEX HENRY HUB
	Fixed Swaps		Three-Way Collars
	Hedge Position (MMBtu)	Weighted Avg Strike Price	Hedge Position (MMBtu)	Weighted Avg Ceiling Price	Weighted Avg Floor Price	Weighted Avg Sub-Floor Price
Quarter Ended:
September 30, 2018	2,116,000	$2.84	1,380,000	$3.40	$3.00	$2.50
December 31, 2018(1)	2,055,000	$2.95	1,380,000	$3.40	$3.00	$2.50
March 31, 2019(1)	1,980,000	$3.01	1,350,000	$3.40	$3.00	$2.50

(1)          Positions shown represent open commodity derivative contract positions as of September 30, 2018.

Balance Sheet Presentation

The following table summarizes the net fair values of commodity derivative instruments by the appropriate balance sheet classification in the Company’s unaudited interim condensed consolidated balance sheets for the periods presented (in thousands):

Type	Balance Sheet Location (1)	September 30, 2018	December 31, 2017
Gas swaps	Derivative financial instruments — current assets	$—	$821
Oil collars	Derivative financial instruments — current assets	—	(760)
Gas collars	Derivative financial instruments — current assets	—	701
Total derivative financial instruments — current assets		$—	$762

Oil swaps	Derivative financial instruments — current liabilities	$(6,753)	$(3,679)
Gas swaps	Derivative financial instruments — current liabilities	(292)	—
Oil collars	Derivative financial instruments — current liabilities	(6,241)	(370)
Gas collars	Derivative financial instruments — current liabilities	76	616
Total derivative financial instruments — current liabilities		$(13,210)	$(3,433)

Oil swaps	Derivative financial instruments — noncurrent liabilities	$(357)	$(523)
Oil collars	Derivative financial instruments — noncurrent liabilities	(4,004)	(39)
Total derivative financial instruments — noncurrent liabilities		$(4,361)	$(562)

Total derivative fair value at period end		$(17,571)	$(3,233)

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

The following table summarizes the location and fair value amounts of all commodity derivative as well as the gross recognized derivative assets, liabilities and amounts offset in the unaudited interim condensed consolidated balance sheets for the periods presented (in thousands):

		September 30, 2018
Not Designated as		Gross Recognized	Gross Amounts	Net Recognized Fair Value
ASC 815 Hedges	Balance Sheet Location Classification	Assets/Liabilities	Offset	Assets/Liabilities
Derivative Assets:
Commodity contracts	Derivative financial instruments — current	$901	$(901)	$—
Commodity contracts	Derivative financial instruments — noncurrent	1,076	(1,076)	—
		$1,977	$(1,977)	$—
Derivative Liabilities:
Commodity contracts	Derivative financial instruments — current	$(14,111)	$901	$(13,210)
Commodity contracts	Derivative financial instruments — noncurrent	(5,437)	1,076	(4,361)
		$(19,548)	$1,977	$(17,571)

		December 31, 2017
Not Designated as		Gross Recognized	Gross Amounts	Net Recognized Fair Value
ASC 815 Hedges	Balance Sheet Location Classification	Assets/Liabilities	Offset	Assets/Liabilities
Derivative Assets:
Commodity contracts	Derivative financial instruments — current	$3,479	$(2,717)	$762
Commodity contracts	Derivative financial instruments — noncurrent	905	(905)	—
		$4,384	$(3,622)	$762
Derivative Liabilities:
Commodity contracts	Derivative financial instruments — current	$(6,150)	$2,717	$(3,433)
Commodity contracts	Derivative financial instruments — noncurrent	(1,467)	905	(562)
		$(7,617)	$3,622	$(3,995)

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

The following table presents net cash received or net cash paid for the settlement of commodity derivative contracts and unrealized net gains or unrealized net losses recorded by the Company related to the change in fair value of the derivative instruments in gains (losses) on commodity derivative contracts—net for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net cash received (paid) for commodity derivative contracts	$(3,854)	$2,909	$(7,532)	$6,149
Unrealized net gains (losses)	(2,729)	(6,500)	(14,338)	2,618
Gains (losses) on commodity derivative contracts—net	$(6,583)	$(3,591)	$(21,870)	$8,767

Net cash received (paid) for commodity derivative contracts, as presented in the table above, represent realized gains (losses) related to the Company’s derivative instruments. In addition to these cash settlements, the Company also recognizes fair value changes on its derivative instruments in each reporting period. The changes in fair value result from new positions and cash settlements that may occur during each reporting period, as well as the relationships between contractual prices and the associated forward curves.

6. Property and Equipment

Property and equipment consisted of the following as of the dates presented (in thousands):

	September 30, 2018	December 31, 2017
Oil and gas properties, on the basis of full-cost accounting:
Proved properties	$803,841	$765,308
Unproved properties not being amortized	4,505	7,065
Other property and equipment	6,369	6,508
Less accumulated depreciation, depletion, amortization and impairment	(251,432)	(204,419)
Net property and equipment	$563,283	$574,462

Oil and Gas Properties

The Company capitalizes internal costs directly related to exploration and development activities to oil and gas properties. During the three and nine months ended September 30, 2018 and 2017, the Company capitalized the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Internal costs capitalized to oil and gas properties (1)	$821	$1,651	$2,638	$4,656

(1)         Inclusive of $0.3 million and $0.8 million of qualifying share-based compensation expense for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, inclusive of $0.8 million and $2.0 million, respectively, of qualifying share-based compensation expense.

The Company accounts for its oil and gas properties under the full cost method. Under the full cost method, proceeds realized from the sale or disposition of oil and gas properties are accounted for as a reduction to capitalized costs unless a significant portion of the Company’s reserve quantities are sold such that it results in a significant alteration of the relationship between capitalized costs and remaining proved reserves, in which case a gain or loss is generally recognized in income. During the nine months ended September 30, 2018 and 2017, the Company disposed of certain oil and gas equipment for cash proceeds of $0.4 million and $1.4 million, respectively, which were reflected as reductions of oil and gas properties with no gain or loss recognized. In addition, during the nine months ended September 30, 2018, the Company disposed of its Anadarko Basin assets, which is discussed further below.

The Company performs a full cost ceiling test on a quarterly basis. The test establishes a limit (ceiling) on the book value of the Company’s oil and gas properties. The capitalized costs of oil and gas properties, net of accumulated depreciation, depletion, amortization and impairment (“DD&A”) and the related deferred income taxes, may not exceed this “ceiling.” The ceiling limitation is equal to the sum of: (i) the present value of estimated future net revenues from the projected production of proved oil and gas reserves, excluding future cash outflows associated with settling asset retirement obligations accrued on the balance sheet, calculated using the average oil and natural gas sales price received by the Company as of the first trading day of each month over the preceding twelve months (such prices held constant throughout the life of the properties) and a discount factor of 10%; (ii) the cost of unproved properties excluded from the costs being amortized; (iii) the lower of cost or estimated fair value of unproved properties included in the costs being amortized; and, (iv) related income tax effects. If capitalized costs exceed this ceiling, the excess is charged to expense in the accompanying unaudited interim condensed consolidated statements of operations. While the Company did not record any impairments of oil and gas properties during the three or nine months ended September 30, 2018 or 2017, the Company recorded impairments of oil and gas properties during the year ended December 31, 2017, the period January 1, 2016 through October 20, 2016 and the year ended December 31, 2015.

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

	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	(in thousands)		(per Boe)		(in thousands)		(per Boe)
Depletion expense	$14,913	$14,575	$9.01	$7.42	$45,433	$44,695	$8.81	$7.29
Depreciation on other property and equipment	572	595	0.35	0.30	1,749	1,776	0.34	0.29
Depreciation, depletion, and amortization	$15,485	$15,170	$9.36	$7.72	$47,182	$46,471	$9.15	$7.58

Oil and gas unproved properties include costs that are not being depleted or amortized. The Company excludes these costs until proved reserves are found, until it is determined that the costs are impaired or until major development projects are placed in service, at which time the costs are moved into oil and natural gas properties subject to amortization. All unproved property costs are reviewed at least annually to determine if impairment has occurred. In addition, impairment assessments are made for interim reporting periods if facts and circumstances exist that suggest impairment may have occurred. During any period in which impairment is indicated, the accumulated costs associated with the impaired property are transferred to proved properties and become part of our depletion base and subject to the full cost ceiling limitation. No impairment of unproved properties was recorded during the three or nine months ended September 30, 2018 or 2017. Unproved property was $4.5 million and $7.1 million at September 30, 2018 and December 31, 2017, respectively.

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

Sale of Anadarko Basin Assets

On May 31, 2018, the Company closed on the sale of its Anadarko Basin assets for $58.0 million in cash ($54.4 million, net of closing adjustments), subject to standard post-closing adjustments. The net proceeds were reflected as a reduction of oil and natural gas properties, with no gain or loss recognized as the sale did not result in a significant alteration of the full cost pool. The Company used $50.0 million of the net proceeds from the sale of the Anadarko Basin assets to pay down a portion of outstanding borrowings under the Company’s reserves-based revolving credit facility (“RBL”) and retained the remainder for general corporate purposes.

7. Accrued Liabilities

The following table presents the components of accrued liabilities as of the dates presented (in thousands):

	September 30, 2018	December 31, 2017
Accrued oil and gas capital expenditures	$6,235	$9,081
Accrued revenue and royalty distributions	16,846	18,701
Accrued lease operating and workover expense	3,549	5,150
Accrued interest	215	108
Accrued taxes	2,639	2,758
Compensation and benefit related accruals	3,324	4,520
Other	3,895	2,524
Accrued liabilities	$36,703	$42,842

8. Asset Retirement Obligations

Asset Retirement Obligations (“AROs”) represent the estimated future abandonment costs of tangible assets, such as wells, service assets and other facilities. The estimated fair value of the AROs at inception are capitalized as part of the carrying amount of the related long-lived assets. The following table reflects the changes in the Company’s AROs for the periods presented (in thousands):

	Nine Months Ended September 30,
	2018	2017
Asset retirement obligations — beginning of period	$15,506	$14,200
Liabilities incurred	316	259
Revisions	—	—
Liabilities settled	(1)	(107)
Liabilities eliminated through asset sales	(8,699)	(1,146)
Current period accretion expense	694	833
Asset retirement obligations — end of period	$7,816	$14,039

9. Debt

Reserves-Based Revolving Credit Facility

At September 30, 2018 and December 31, 2017, the Company maintained an RBL with a borrowing base of $170.0 million. During the nine months ended September 30, 2018, the Company paid down $100.0 million of its RBL utilizing $50.0 million of available cash on hand and $50.0 million of the net proceeds from the sale of its Anadarko Basin assets. At September 30, 2018 and December 31, 2017, the Company had $28.1 million and $128.1 million, respectively, drawn on the RBL and had outstanding letters of credit obligations totaling $1.9 million. As a result, at September 30, 2018, the Company had $140.0 million of availability on the RBL.

The RBL matures on September 30, 2020, and bears interest at LIBOR plus 4.50% per annum, subject to a 1.00% LIBOR floor. At September 30, 2018, the weighted-average interest rate was 6.7%, excluding amortization expense of deferred financing costs and commitment fees. Unamortized debt issuance costs of $0.9 million and $1.2 million associated with the RBL are included in other noncurrent assets on the unaudited interim condensed consolidated balance sheets at September 30, 2018 and December 31, 2017, respectively.

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

In addition, the RBL contains various other covenants that, among other things, may restrict the Company’s ability to: (i) incur additional indebtedness or guarantee indebtedness (ii) make loans and investments; (iii) pay dividends on capital stock and make other restricted payments, including the prepayment or redemption of other indebtedness; (iv) create or incur certain liens; (v) sell, transfer or otherwise dispose of certain assets; (vi) enter into certain types of transactions with the Company’s affiliates; (vii) acquire, consolidate or merge with another entity upon certain terms and conditions; (viii) sell all or substantially all of the Company’s assets; (ix) prepay, redeem or repurchase certain debt; (x) alter the business the Company conducts and make amendments to the Company’s organizational documents; (xi) enter into certain derivative transactions; and, (xii) enter into certain marketing agreements and take-or-pay arrangements.

The Company was in compliance with all debt covenants at September 30, 2018.

On October 24, 2018, the Company’s borrowing base was redetermined at the existing amount of $170.0 million.

The Company believes the carrying amount of the RBL at September 30, 2018, approximates, its fair value (Level 2) due to the variable nature of the RBL interest rate.

10. Equity and Share-Based Compensation

Common Shares

Share Activity

The following table summarizes changes in the number of shares of common stock and treasury stock during the nine months ended September 30, 2018:

	Common Stock	Treasury Stock(1)
Share count as of December 31, 2017	25,272,969	(99,623)
Common stock issued	113,135	—
Acquisition of treasury stock	—	(29,524)
Share count as of September 30, 2018	25,386,104	(129,147)

(1)                                 Treasury stock represents the net settlement on vesting of restricted stock necessary to satisfy the minimum statutory tax withholding requirements.

Share-Based Compensation

2016 Long Term Incentive Plan

On October 21, 2016, the Company established the 2016 LTIP and filed a Form S-8 with the SEC, registering 3,513,950 shares for issuance under the terms of the 2016 LTIP to employees, directors and certain other persons (the “Award Shares”). The types of awards that may be granted under the 2016 LTIP include stock options, restricted stock units, restricted stock, performance awards and other forms of awards granted or denominated in shares of common stock of the reorganized Company, as well as certain cash-based awards (the “Awards”). The terms of each award are as determined by the Compensation Committee of the Board of Directors. Awards that expire, or are canceled, forfeited, exchanged, settled in cash or otherwise terminated, will again be available for future issuance under the 2016 LTIP. At September 30, 2018, 2,066,380 Award Shares remain available for issuance under the terms of the 2016 LTIP.

Restricted Stock Units

At September 30, 2018, the Company had 476,776 non-vested restricted stock units outstanding to employees and non-employee directors pursuant to the 2016 LTIP, excluding restricted stock units issued to non-employee directors containing a market condition, which are discussed below. During the nine months ended September 30, 2018, 271,968 non-vested restricted stock units were issued to employees and non-employee directors. Restricted stock units granted to employees in 2018 under the 2016 LTIP vest ratably over a period of three years: one-third will vest on December 31, 2018, an additional one-third will vest on December 31, 2019, and the final one-third will vest on December 31, 2020. Restricted stock units granted to non-employee directors during 2018 vest on the first to occur of (i) December 31, 2018, (ii) the date the non-employee director ceases to be a director of the Board (other than for cause), (iii) the director’s death, (iv) the director’s disability or (v) a change in control of the Company.

The fair value of restricted stock units granted to employees and non-employee directors during 2018 was based on grant date fair value of the Company’s common stock. Compensation expense is recognized ratably over the requisite service period.

The following table summarizes the Company’s non-vested restricted stock unit award activity for the nine months ended September 30, 2018:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Non-vested shares outstanding at December 31, 2017	324,984	$18.84
Granted	271,968	$14.24
Vested(1)	(105,009)	$19.63
Forfeited	(15,167)	$15.76
Non-vested shares outstanding at September 30, 2018	476,776	$16.14

(1)                                 Vested restricted stock units include 102,092 shares in which vesting was accelerated as a result of a reduction in workforce that occurred during the nine months ended September 30, 2018.

Unrecognized expense as of September 30, 2018, for all outstanding restricted stock units under the 2016 LTIP Plan was $2.9 million and will be recognized over a weighted-average period of 0.9 years. On October 21, 2018, 67,414 restricted stock units vested before consideration of minimum statutory tax withholding requirements.

Stock Options

At September 30, 2018, the Company had 137,516 non-vested options outstanding pursuant to the 2016 LTIP. Stock option awards currently outstanding under 2016 LTIP vest ratably over a period of three years: one-sixth will vest on the six-month anniversary of the grant date, an additional one-sixth will vest on the twelve-month anniversary of the grant date, an additional one-third will vest on the twenty-four month anniversary of the grant date and the final one-third will vest on the thirty-six month anniversary of the grant date. Stock option awards expire 10 years from the grant date. There were no issuances of stock options during the nine months ended September 30, 2018.

The following table summarizes the Company’s 2016 LTIP non-vested stock option activity for the nine months ended September 30, 2018:

	Options	Range of Exercise Prices	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Stock options outstanding at December 31, 2017	245,845		$19.66	8.2
Granted	—	$—	$—	—
Vested(1)	(102,759)	$19.08—19.66	$19.66	8.7
Forfeited	(5,570)	$19.66	$19.66	0.1
Stock options outstanding at September 30, 2018	137,516		$19.66	8.2
Vested and exercisable at end of period(1)(2)	71,532	$19.08—20.97	$19.67	8.2

(1)                                 Vested stock options include 102,092 options in which vesting was accelerated as a result of a reduction in workforce that occurred during the nine months ended September 30, 2018. Per the 2016 LTIP Plan, these vested options had to be exercised within 180 days of employees termination or they would expire and be returned to the Plan for future reissuance. All options expired on July 31, 2018 thereby reducing the total options vested and exercisable at September 30, 2018.

(2)                                 Vested and exercisable options at September 30, 2018, had no aggregate intrinsic value.

Unrecognized expense as of September 30, 2018, for all outstanding stock options under the 2016 LTIP Plan was $0.3 million and will be recognized over a weighted-average period of 0.6 years. On October 21, 2018, 67,414 stock options vested before consideration of minimum statutory tax withholding requirements.

Non-Employee Director Restricted Stock Units Containing a Market Condition

On November 23, 2016, the Company issued 76,296 restricted stock units to non-employee directors that contain a market vesting condition. These restricted stock units will vest (i) on the first business day following the date on which the trailing 60-day average share price (including any dividends paid) of the Company’s common stock is equal to or greater than $30.00 or (ii) upon a change in control (as defined in the 2016 LTIP) of the Company. Additionally, all unvested restricted stock units containing a market vesting condition will be immediately forfeited upon the first to occur of (i) the fifth anniversary of the grant date or (ii) any participant’s termination as a director for any reason (except for a termination as part of a change in control of the Company).

These restricted stock awards are accounted for as liability awards under FASB Accounting Standards Codification 718 — Stock Compensation (“ASC 718”) as the awards allow for the withholding of taxes at the discretion of the non-employee director.

At September 30, 2018, the Company recorded a $0.1 million liability included within accrued liabilities on the unaudited interim condensed consolidated balance sheets related to the restricted stock units containing a market condition. The fair value of the restricted stock units containing a market condition was $1.36 per unit at September 30, 2018.

As of September 30, 2018, there was no unrecognized stock-based compensation expense related to market condition awards.

Chief Executive Officer (“CEO”) Restricted Stock Units Containing a Market Condition

On November 1, 2017, the Company issued 135,778 restricted stock units to its CEO that contain a market vesting condition. These restricted stock units will vest, if at all, based on the Company’s total stockholder return for the performance period of October 25, 2017 through October 31, 2020. Market conditions under this grant are (i) with respect to 50% of the RSUs granted, the Company’s cumulative total shareholder return (“TSR”) which is defined as the change in the value of the stock over the performance period with the beginning and ending stock price based on a 20-day average stock price and (ii) with respect to the remaining 50% of the RSUs granted, the percentile rank of the Company’s TSR compared to the TSR of the peer group over the performance period (“Relative TSR”).

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

The RSUs issued to the CEO containing a market condition have a service period of three years. The share-based compensation costs related to the CEO restricted stock units containing a market condition recognized as general and administrative expense by the Company was $0.1 million and $0.3 million for the three and nine months ended September 30, 2018. As of September 30, 2018, unrecognized stock-based compensation related to CEO RSUs containing a market condition was $1.0 million and will be recognized over a weighted-average period of 2.1 years.

Performance Stock Units Issued to Certain Members of Executive Management Containing a Market Condition

On March 1, 2018, the Company issued 96,305 restricted stock units to certain members of executive management that contain a market vesting condition. These restricted stock units will vest, if at all, based on the Company’s total stockholder return for the performance period of January 1, 2018 through December 31, 2020.

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

If a member of executive management terminates employment prior to vesting, the outstanding award is forfeited. Executive management restricted stock units with a market condition are subject to accelerated vesting in the event the executive’s employment is terminated prior to vesting by the Company without “Cause” or by the participant with “Good Reason” (each, as defined in the 2016 LTIP) or due to the executive’s death or disability. Upon a “Change in Control” (as defined in the 2016 LTIP), the compensation committee of the board of directors could (i) accelerate all or a portion of the award, (ii) cancel all of the award and pay cash, stock or combination equal to the change in control price, (iii) provide for the assumption or substitution or continuation by the successor company, (iv) certify to the extent to which the vesting conditions had been achieved prior to the conclusion of the performance period or (v) adjust restricted stock units to reflect the change in control.

These restricted stock awards are accounted for as equity awards under ASC 718 as the awards are settled in shares of the Company with no additional settlement options permitted. At the grant date, the Company estimated the fair value of this equity award. The compensation expense of this award each period is recognized by dividing the fair value of the total award by the requisite service period and recording the pro-rata share for the period for which service has already been provided. As there are inherent uncertainties related to these factors and the Company’s judgment in applying them to the fair value determinations, there is risk that the recorded compensation may not accurately reflect the amount ultimately earned by the executives.

The restricted stock units issued to executive management containing a market condition have a service period of three years. The share-based compensation costs related to executive management’s restricted stock units containing a market condition recognized as general and administrative expense by the Company was $0.1 million and $0.3 million for the three and nine months ended September 30, 2018. As of September 30, 2018, unrecognized stock-based compensation related to executive management’s restricted stock units containing a market condition was $1.0 million and will be recognized over a weighted-average period of 2.3 years.

11. Income Taxes

On December 22, 2017, the Tax Act was enacted into law and the new legislation contains several key tax provisions that affected the Company, primarily a reduction of the corporate income tax rate to 21% effective January 1, 2018. The Company was required to recognize the effect of the tax law changes in the period of enactment. The Company re-measured its U.S. deferred tax assets and liabilities as well as reassessed the net realizability of its deferred tax assets and liabilities. In December 2017, the SEC staff issued SAB 118, which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As the Tax Act was passed late in the fourth quarter of 2017, ongoing guidance from the Department of Treasury and state agencies and accounting interpretation is expected to be issued over the next several months. Therefore, for the nine months ended September 30, 2018, the Company considered the accounting of certain items to be incomplete due to forthcoming guidance and the ongoing analysis of final year-end data and tax positions.

For the nine months ended September 30, 2018, the Company has estimated deductions of $25.5 million associated with the full expensing of the costs of qualified property that were incurred and placed into service during the period from January 1, 2018 to September 30, 2018. The Company continues to analyze assets placed into service after September 27, 2017, but not qualifying for full expensing as a result of being acquired under an agreement entered into prior to that date. In addition, further transitional guidance has been issued related to IRC Section 162(m). The Company has begun to analyze this guidance and has reviewed the terms of the Company’s compensation plans and agreements to assess its impact on awards granted prior to November 2, 2017, subject to the grandfather provisions. Thus, the Company has not adjusted certain tax items previously reported on its financial statements that may be impacted by IRC Section 162(m). The Company expects to complete its analysis within the measurement period in accordance with SAB 118. Management does not expect the future revision of its estimate for IRC Section 162(m) items due to the completion of this analysis to have a material impact on the financial statements because any revision would be offset by a valuation allowance.

For the nine months ended September 30, 2018, the Company recorded no income tax expense or benefit. The significant difference between its effective tax rate and the federal statutory income tax rate of 21% is primarily due to the effect of changes in the Company’s valuation allowance. During the nine months ended September 30, 2018, the Company’s valuation allowance decreased by $3.6 million from December 31, 2017, bringing the total valuation allowance to $116.5 million at September 30, 2018. A valuation allowance has been recorded as management does not believe that it is more-likely-than-not that its deferred tax assets are realizable.

The Company expects to incur a tax loss in the current year due to the flexibility in deducting or capitalizing current year intangible drilling costs; thus no current income taxes are anticipated to be paid.

12. Income Per Share

The following table provides a reconciliation of net income attributable to common shareholders and weighted-average common shares outstanding for basic and diluted income per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net Income:
Net income	$11,516	$3,663	$13,977	$35,890
Participating securities—non-vested restricted stock	(351)	(82)	(400)	(932)
Basic and diluted income	$11,165	$3,581	$13,577	$34,958

Common Shares:
Common shares outstanding — basic (1)	25,332	25,116	25,321	25,074
Dilutive effect of potential common shares	—	—	—	—
Common shares outstanding — diluted	25,332	25,116	25,321	25,074

Net Income Per Share:
Basic	$0.44	$0.14	$0.54	$1.39
Diluted	$0.44	$0.14	$0.54	$1.39
Antidilutive stock options (2)	209	424	209	526
Antidilutive warrants (3)	6,626	6,626	6,626	6,626

(1)                                 Weighted-average common shares outstanding for basic and diluted income per share purposes includes 9,407 and 17,533 shares of common stock that, while not issued and outstanding at September 30, 2018 or 2017, respectively, are required by the First Amended Joint Chapter 11 Plan of Reorganization of Midstates Petroleum Company, Inc. and its Debtor Affiliate as filed on September 28, 2016, to be issued. Weighted-average common shares outstanding for basic and diluted income per share purposes also includes 57,856 director shares that vested as of December 31, 2017, but final issuance of the vested shares was deferred by the non-employee directors until 2020.

(2)                                 Amount represents options to purchase common stock that are excluded from the diluted net income per share calculations because of their antidilutive effect.

(3)                                 Amount represents warrants to purchase common stock that are excluded from the diluted net income per share calculations because of their antidilutive effect.

13. Related Party Transactions

During 2017, the Company entered into an arrangement with EcoStim Energy Solutions, Inc. (“EcoStim”) for well stimulation and completion services. EcoStim is an affiliate of Fir Tree Inc. who is a holder of the Company’s outstanding common stock. The Company had $2.1 million included in accounts payable in the Company’s consolidated balance sheets at December 31, 2017, to EcoStim that was paid during the nine months ended September 30, 2018. For the three and nine months ended September 30, 2017, the Company paid approximately $5.9 million and $7.3 million, respectively, to EcoStim Energy Solutions, Inc. for services provided.

14. Commitments and Contingencies

The Company is involved in various matters incidental to its operations and business that might give rise to a loss contingency. These matters may include legal and regulatory proceedings, commercial disputes, claims from royalty, working interest and surface owners, seismicity claims, property damage and personal injury claims and environmental or other matters. In addition, the Company may be subject to customary audits by governmental authorities regarding the payment and reporting of various taxes, governmental royalties and fees as well as compliance with unclaimed property (escheatment) requirements and other laws. Further, other parties with an interest in wells operated by the Company have the ability under various contractual agreements to perform audits of its joint interest billing practices.

The Company vigorously defends itself in these matters. If the Company determines that an unfavorable outcome or loss of a particular matter is probable and the amount of loss can be reasonably estimated, it accrues a liability for the contingent obligation. As new information becomes available or as a result of legal or administrative rulings in similar matters or a change in applicable law, the Company’s conclusions regarding the probability of outcomes and the amount of estimated loss, if any, may change. The impact of subsequent changes to the Company’s accruals could have a material effect on its results of operations. As of September 30, 2018 and December 31, 2017, the Company’s total accrual for all loss contingencies was $1.1 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2017, and the related management’s discussion and analysis contained in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission (“SEC”) on March 14, 2018, as well as the unaudited interim condensed consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q and our quarterly reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018.

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

Recent Developments

Sale of Anadarko Basin Assets

On May 31, 2018, we closed on the sale of our Anadarko Basin assets for $58.0 million in cash ($54.4 million, net of closing adjustments), subject to standard post-closing adjustments. The net proceeds were reflected as a reduction of oil and natural gas properties, with no gain or loss recognized as the sale did not result in a significant alteration of the full cost pool. We used $50.0 million of the net proceeds from the sale of the Anadarko Basin assets to pay down a portion of outstanding borrowings under our RBL and retained the remainder for general corporate purposes.

Operations Update

Mississippian Lime

The following table presents our average daily production from our Mississippian Lime asset for the periods presented:

	Three Months Ended September 30, 2018	Three Months Ended June 30, 2018	Increase in Production

Average daily production:
Oil (Bbls)	5,249	4,833	8.6%
Natural gas liquids (Bbls)	4,257	3,995	6.6%
Natural gas (Mcf)	50,939	50,246	1.4%
Net Boe/day	17,996	17,202	4.6%

The following table shows our total number of horizontal wells spud and brought into production in the Mississippian Lime asset during the third quarter of 2018:

	Total Number of Gross Horizontal Wells Spud (1)	Total Number of Gross Horizontal Wells Brought into Production
Mississippian Lime	3	8

(1)         Of the three wells spud, all were producing at quarter-end.

In the third quarter of 2018, we incurred approximately $21.5 million of operational capital expenditures in the Mississippian Lime basin.

Capital Expenditures

During the three and nine months ended September 30, 2018, we incurred operational capital expenditures of $21.5 million and $92.9 million, respectively, which consisted of the following (in thousands):

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Drilling and completion activities	$20,179	$87,584
Acquisition of acreage and seismic data	1,327	5,279
Operational capital expenditures incurred	$21,506	$92,863
Capitalized G&A, office, ARO & other	1,160	3,349
Capitalized interest	122	313
Total capital expenditures incurred	$22,788	$96,525

Operational capital expenditures by area were as follows (in thousands):

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Mississippian Lime	$21,531	$92,927
Anadarko Basin	(25)	(64)
Total operational capital expenditures incurred	$21,506	$92,863

We expect to invest between $95.0 million to $100.0 million in this area during the year ended December 31, 2018.

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

We follow the full cost method of accounting for our oil and gas properties. For the three and nine months ended September 30, 2018, the results of our full cost “ceiling test” did not require us to recognize impairments of our oil and gas properties. However, we recorded impairments of oil and gas properties during the year ended December 31, 2017, the period January 1, 2016 through October 20, 2016 and the year ended December 31, 2015. Impairments can result from multiple factors, such as commodity pricing, changes in our strategic drilling plans, increased capital costs, well performance that is below expectations or higher operating costs. Our industry is dynamic and while we have not experienced impairments for the three and nine months ended September 30, 2018, we may be required to record impairments in the future based upon changes in the factors discussed above. While an impairment does not impact cash flow from operating activities or liquidity, such adjustments do decrease our net income and shareholders’ equity.

We dispose of large volumes of saltwater produced in conjunction with oil and natural gas from drilling and production operations in the Mississippian Lime. Our disposal operations are conducted pursuant to permits issued to us by governmental authorities overseeing such disposal activities.

There continues to be a concern that the injection of saltwater into the Arbuckle formation contributes to seismic activity in certain areas of Oklahoma where we operate. The Oil and Gas Conservation Division (“OGCD”) of the Oklahoma Corporation Commission (“OCC”) established injection limits for additional wells in the Arbuckle formation, including 10 that we operate, on February 24, 2017. On March 1, 2017, the OGCD also issued a statement saying that further actions to reduce the earthquake rate in Oklahoma could be expected. The OGCD has since issued several directives for disposal well shut-in and and volume reductions in certain areas following seismic activity. While our current plans are for future disposal wells to inject into formations other than the Arbuckle and we currently operate 11 such non-Arbuckle formation disposal wells, we continue to utilize wells that dispose into the Arbuckle formation. We have timely met and satisfied all requests of the OCC regarding changes and/or reductions in disposal capacity in our operated disposal wells, all while maintaining our production base without any negative material impact thereto. We believe we are currently in compliance with the OGCD’s latest requests regarding Arbuckle injection limits; however, a change in disposal well regulations or injection limits, or the inability to obtain permits for new disposal wells in the future may affect our ability to dispose of saltwater and ultimately increase the cost of our operations and/or reduce the volume of oil and natural gas that we produce from our wells.

Results of Operations

The following tables summarize our revenues for the periods indicated (in thousands):

	Crude Oil	Natural Gas	NGLs	Total
Revenues for the three months ended September 30, 2017	$27,190	$13,970	$10,656	$51,816
Changes due to volumes	(4,424)	(2,053)	(1,826)	(8,303)
Changes due to price(1)	10,452	(4,891)	3,890	9,451
Revenues for the three months ended September 30, 2018	$33,218	$7,026	$12,720	$52,964

	Crude Oil	Natural Gas	NGLs	Total
Revenues for the nine months ended September 30, 2017	$85,497	$46,321	$31,580	$163,398
Changes due to volumes	(13,284)	(7,159)	(5,398)	(25,841)
Changes due to price (1)	27,621	(17,017)	9,469	20,073
Revenues for the nine months ended September 30, 2018	$99,834	$22,145	$35,651	$157,630

(1)         Changes due to price for natural gas for the three and nine months ended September 30, 2018, includes $3.1 million and $9.5 million, respectively, of gathering and transportation expense that as a result of ASC 606, are being net against revenues in the unaudited interim condensed consolidated statements of operations. Oil, NGLs and natural gas included $0.1 million and $0.2 million, respectively, for the three and nine months ended September 30, 2018, of lease operating expenses that are now being netted against revenues in the unaudited interim condensed consolidated statements of operations. See Note 3 to the financial statements included in “Part I. Financial Information — Item 1. Financial Statements” of this report for further details.

Oil, NGLs and Natural Gas Pricing

The following tables set forth information regarding average realized sales prices for the periods indicated (per BOE for crude oil and NGLs and per Mcf for natural gas):

	Crude Oil		NGLs		Natural Gas
	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Average sales price exclusive of realized derivatives and certain deductions from revenue	$68.83	$47.14	$32.51	$22.55	$2.17	$2.54
Realized derivatives	(8.11)	2.97	—	—	0.02	0.22
Average sales price with realized derivatives exclusive of certain deductions from revenue	$60.72	$50.11	$32.51	$22.55	$2.19	$2.76
Certain deductions from revenue (1)	(0.04)		(0.03)		(0.68)
Average sales price inclusive of realized derivatives and certain deductions from revenue (1)	$60.68		$32.48		$1.51

(1)                                 Average realized prices for the three months ended September 30, 2017, were based upon revenues as presented under ASC 605.  As a result, the appropriate realized price for comparison purposes with September 30, 2018, is the average sale price exclusive of realized derivatives and certain deductions from revenue. See Note 3 to the financial statements included in “Part I. Financial Information — Item 1. Financial Statements” of this report for further details.

	Crude Oil		NGLs		Natural Gas
	Nine Months Ended	Nine Months Ended	Nine Months Ended	Nine Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Average sales price exclusive of realized derivatives and certain deductions from revenue	$66.15	$47.83	$28.87	$21.17	$2.20	$2.71
Realized derivatives	(6.07)	2.26	—	—	0.11	0.12
Average sales price with realized derivatives exclusive of certain deductions from revenue	$60.08	$50.09	$28.87	$21.17	$2.31	$2.83
Certain deductions from revenue (1)	(0.03)		(0.04)		(0.67)
Average sales price inclusive of realized derivatives and certain deductions from revenue (1)	$60.05		$28.83		$1.64

(1)                                 Average realized prices for the nine months ended September 30, 2017, were based upon revenues as presented under ASC 605.  As a result, the appropriate realized price for comparison purposes with September 30, 2018, is the average sale price exclusive of realized derivatives and certain deductions from revenue. See Note 3 to the financial statements included in “Part I. Financial Information — Item 1. Financial Statements” of this report for further details.

Oil, NGLs and Natural Gas Production

	For the Three Months	For the Three Months		For the Nine Months	For the Nine Months
	Ended September 30, 2018	Ended September 30, 2017	% Change	Ended September 30, 2018	Ended September 30, 2017	% Change
PRODUCTION DATA:
Oil (Bbls/d)
Mississippian Lime	5,249	4,940	6.3%	4,871	5,158	(5.6)%
Anadarko Basin(1)	—	1,329	(100)%	1,168	1,389	(15.9)%
Natural gas liquids (Bbls/d)
Mississippian Lime	4,257	4,145	2.7%	3,954	4,398	(10.1)%
Anadarko Basin(1)	—	992	(100)%	1,017	1,066	(4.6)%
Natural gas (Mcf/d)
Mississippian Lime	50,939	51,130	(0.4)%	48,341	53,474	(9.6)%
Anadarko Basin(1)	—	8,581	(100)%	8,365	9,225	(9.3)%
Combined (Boe/d)
Mississippian Lime	17,996	17,606	2.2%	16,882	18,469	(8.6)%
Anadarko Basin(1)	—	3,752	(100)%	3,579	3,993	(10.4)%

(1)         We closed on the sale of our Anadarko Basin assets on May 31, 2018. As a result, we had no production in the Anadarko Basin for the three months ended September 30, 2018. Average daily production for the nine months ended September 30, 2018, as presented in the table above for the Anadarko Basin, is for the period January 1, 2018 through May 31, 2018.

Oil Revenues

Oil volumes in the Mississippian Lime increased for the three months ended September 30, 2018, primarily as a result of Company’s expanded workover program that was completed during the second quarter 2018.  Oil volumes sold decreased for the nine months ended September 30, 2018, primarily due to lower production as a result of reduced drilling activity and natural decline. Average oil sales prices, without realized derivatives and certain deductions, increased primarily as a result of a significant increase in prevailing market prices.

NGLs Revenues

NGLs volumes in the Mississippian Lime increased for the three months ended September 30, 2018, primarily as a result of an increase in the yield of NGLs from our natural gas stream. NGLs volumes sold decreased for the nine months ended September 30, 2018, primarily due to lower natural gas production as a result of reduced drilling activity and natural decline. Average NGLs sales prices, without realized derivatives and certain deductions, increased as a result of higher oil prices, which correlate with NGLs pricing.

Natural Gas Revenues

Natural gas volumes sold decreased for the nine months ended September 30, 2018, primarily due to lower production as a result of reduced drilling activity and natural decline. Average natural gas sales prices, without realized derivatives and gathering and transportation expenses, decreased due to lower prevailing index prices at our delivery points. Beginning January 1, 2018, we adopted ASC 606, and as a result, $3.1 million and $9.5 million in gathering and transportation expenses for the three and nine months ended September 30, 2018, respectively, are now being netted against gas sales revenue in the unaudited interim condensed consolidated statements of operations. See Note 3 to the financial statements included in “Part I. Financial Information — Item 1. Financial Statements” of this report for further details.

Gains/Losses on Commodity Derivative Contracts—Net

A summary of our open commodity derivative positions is included in Note 5 to the financial statements included in “Part I. Financial Information — Item 1. Financial Statements” of this report. The following tables provide financial information associated with our oil and natural gas hedges for the periods indicated (in thousands):

	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017
Cash receipts (payments on settlement)
Oil derivatives	$(3,916)	$1,713	$(9,168)	$4,041
Natural gas derivatives	62	1,196	1,636	2,108
Total cash settlements	$(3,854)	$2,909	$(7,532)	$6,149

Gains (losses) due to fair value changes
Oil derivatives	$(2,633)	$(5,618)	$(12,023)	$925
Natural gas derivatives	(96)	(882)	(2,315)	1,693
Total gains (losses) on fair value changes	$(2,729)	$(6,500)	$(14,338)	$2,618

Gains (losses) on commodity derivative contracts—net	$(6,583)	$(3,591)	$(21,870)	$8,767

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

Expenses

	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	(in thousands)		(per Boe)		(in thousands)		(per Boe)
Lease operating and workover	$11,861	$15,653	$7.16	$7.97	$43,621	$48,064	$8.46	$7.84
Gathering and transportation	54	3,699	0.03	1.88	178	11,027	0.03	1.80
Severance and other taxes	3,360	2,352	2.03	1.20	8,998	6,168	1.74	1.01
Asset retirement accretion	147	274	0.09	0.14	694	833	0.13	0.14
Depreciation, depletion, and amortization	15,485	15,170	9.36	7.72	47,182	46,471	9.15	7.58
General and administrative	4,688	7,255	2.84	3.69	19,735	23,102	3.83	3.77
Advisory fees	—	—	—	—	850	—	0.16	—
Total expenses	$35,595	$44,403	$21.51	$22.60	$121,258	$135,665	$23.50	$22.14

Lease Operating and Workover

Lease operating and workover expenses decreased $3.8 million during the three months ended September 30, 2018. Lease operating and workover expense, after being normalized for the certain one time items, such as the adoption of ASC 606, an insurance reimbursement, the Lincoln County divestiture and the Andarko Basin divestiture, decreased $0.1 million. For the nine months ended September 30, 2018, lease operating and workover expense, after being normalized for certain one-time items, such as the adoption of ASC 606, an insurance reimbursement, the Lincoln County divestiture and the Andarko Basin divestiture, increased $2.7 million primarily as a result of increased workover expense during the 2018 period.

Gathering and Transportation

Gathering and transportation expenses decreased for the three and nine months ended September 30, 2018, primarily as a result of our adoption of ASC 606 on January 1, 2018. As a result, $3.1 million and $9.5 million in gathering and transportation expenses for the three and nine months ended September 30, 2018, are reflected as a decrease in oil, NGLs and natural gas sales in the unaudited interim condensed consolidated statements of operations. Gathering and transportation, excluding adjustments for ASC 606, decreased $0.5 million and $1.3 million for the three and nine months ended September 30, 2018, due to a decrease in natural gas production in our Mississippian Lime asset.

Severance and Other Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Total oil, NGLs and natural gas sales	$52,964	$51,816	$157,630	$163,398

Severance taxes	3,356	2,128	8,692	5,496
Ad valorem and other taxes	4	224	306	672
Severance and other taxes	$3,360	$2,352	$8,998	$6,168
Severance taxes as a percentage of sales	6.3%	4.1%	5.5%	3.4%
Severance and other taxes as a percentage of sales	6.3%	4.5%	5.7%	3.8%

Severance and other taxes increased for the three and nine months ended September 30, 2018, respectively, compared to to prior periods in 2017. Severance taxes as a percentage of sales increased for the three and nine months ended September 30, 2018, due to legislation changes in the State of Oklahoma that increased incentive tax rates on production from 1% to 4% effective July 1, 2017, and 4% to 7% effective in December of 2017.

Additionally, in March 2018, the State of Oklahoma passed legislation to further amend the gross production incentive tax rate for wells drilled beginning July 1, 2015, from 2.0% to 5.0%. The initial 2.0% rate is effective for the first thirty-six months of production and moves to 7.0% thereafter. This legislation increased the incentive tax rate to 5.0% for all new and existing wells that qualified for the 2.0% incentive tax rate for the July 2018 production period and all periods subsequent to that date.

Depreciation, Depletion and Amortization

On November 1, 2017, David Sambrooks was appointed President and Chief Executive Officer of the Company. Upon the appointment of Mr. Sambrooks, we began a strategic review of all areas of operations. This review was completed during the fourth quarter of 2017 and our strategy was refined to add further focus to optimizing free cash flows and keeping leverage to a minimum. As a result, in December of 2017 we decreased our current drilling activity from two drilling rigs to one drilling rig. Further, the five-year development plan was revised from a two-rig program to a one rig program. This change in strategy (reduced 5-year drilling activity) led to a reduction in our undeveloped proved inventory under SEC guidelines. Depreciation, depletion and amortization and depreciation, depletion and amortization per BOE increased for the three and nine months ended September 30, 2018 primarily due to this decrease in our proved reserves volumes.

General and Administrative (“G&A”)

G&A expenses decreased for the three and nine months ended September 30, 2018, primarily due to a reduction in salaries and wages of $0.9 million and $2.1 million, and a reduction in trailing costs incurred related to our bankruptcy of $0.1 million and $2.4 million. During the nine months ended September 30, 2018, G&A was also impacted by increased employee severance costs of $1.6 million as a result of a reduction-in-force that occurred during January 2018, as well as $3.1 million related to our review of various strategic options. These increases during the nine months ended September 30, 2018 were partially offset by $4.0 million in lower stock compensation expense.

Other Income (Expense)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Interest income	$4	$—	$28	$—
Interest expense	(672)	(1,949)	(3,776)	(5,630)
Amortization of deferred financing costs	(108)	(108)	(324)	(277)
Capitalized interest	122	408	313	2,053
Interest expense—net of amounts capitalized	(658)	(1,649)	(3,787)	(3,854)

Total other income (expense)	$(654)	$(1,649)	$(3,759)	$(3,854)

Interest Expense

Interest expense decreased for the three and nine months ended September 30, 2018, as a result of the average outstanding balance under our RBL decreasing by $100.0 million and $54.4 million compared to the same periods in 2017. In March of 2018, we paid down $50.0 million on our RBL using cash on hand and additionally paid down $50.0 million during June 2018 using proceeds from the sale of our Anadarko assets, as mentioned above. Total interest expense capitalized to oil and gas properties decreased for the three and nine months ended September 30, 2018, due to a $21.7 million decrease in the carrying amount of our unproved property year over year.

Provision for Income Taxes

We recorded no income tax expense or benefit for the nine months ended September 30, 2018 or 2017, respectively, due to the change in our valuation allowance recorded against our net deferred tax assets. Our valuation allowance was $116.5 million and $147.8 million for the nine months ended September 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

Overview

The following table presents a summary of our key financial indicators at the dates presented (in thousands):

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$6,213	$68,498
Net working capital (deficit)	(23,110)	48,866
Total long-term debt	28,059	128,059
Total stockholders’ equity	504,959	485,587
Available borrowing capacity	140,000	40,000

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

Significant Sources of Capital

RBL

At September 30, 2018, in addition to cash on hand of $6.2 million, we maintained the RBL. The RBL has a current borrowing base of $170.0 million. At September 30, 2018, we had $28.1 million drawn on the RBL and outstanding letters of credit obligations totaling $1.9 million. As a result, at September 30, 2018, we had $140.0 million of availability on the RBL.

The RBL matures on September 30, 2020, and borrowings thereunder are secured by (i) first-priority mortgages on at least 90% of the our oil and gas properties, (ii) all other presently owned or after-acquired property (including but not limited to as-extracted collateral, accounts receivable, inventory, equipment, general intangibles, investment property, intellectual property, real property and the proceeds of the foregoing) and (iii) a perfected pledge on all equity interests. The RBL bears interest at LIBOR plus 4.50% per annum, subject to a 1.00% LIBOR floor. For the three months ended September 30, 2018, the weighted average interest rate was 6.7%, excluding amortization expense of deferred financing costs.

In addition to interest expense, the RBL requires the payment of a commitment fee each quarter. The commitment fee is computed at the rate of 0.50% per annum based on the average daily amount by which the borrowing base exceeds outstanding borrowings during each quarter.

On October 24, 2018, our borrowing base was redetermined at the existing amount of $170.0 million.

Debt Covenants

The RBL as amended, contains various other financial covenants, including an EBITDA to interest expense coverage ratio limitation of not less than 2.50:1.00 and a ratio limitation of Total Net Indebtedness (as defined in the RBL) to EBITDA of not more than 4.00:1.00.

In addition, the RBL contains various other covenants that, among other things, may restrict our ability to: (i) incur additional indebtedness or guarantee indebtedness (ii) make loans and investments; (iii) pay dividends on capital stock and make other restricted payments, including the prepayment or redemption of other indebtedness; (iv) create or incur certain liens; (v) sell, transfer or otherwise dispose of certain assets; (vi) enter into certain types of transactions with our affiliates; (vii) acquire, consolidate or merge with another entity upon certain terms and conditions; (viii) sell all or substantially all of our assets; (ix) prepay, redeem or repurchase certain debt; (x) alter the business we conduct and make amendments to our organizational documents; (xi) enter into certain derivative transactions; and, (xii) enter into certain marketing agreements and take-or-pay arrangements.

As of September 30, 2018, we were in compliance with our debt covenants.

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

The following information highlights the significant period-to-period variances in our cash flow amounts (in thousands):

	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017
Net cash provided by operating activities	$81,570	$89,317
Net cash used in investing activities	(43,377)	(88,606)
Net cash used in financing activities	(100,478)	(1,001)
Net change in cash	$(62,285)	$(290)

Cash flows provided by operating activities

Net cash provided by operating activities was $81.6 million and $89.3 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease in net cash provided by operating activities was primarily the result of a $5.8 million decrease in revenues from contracts with customers and payments made for the settlement of certain derivatives of $7.5 million as compared to receipts of derivative settlements of $6.1 million, partially offset by a $4.4 million decrease in lease operating and workover expenses as well as lower general and administrative expenses of $3.4 million.

Cash flows used in investing activities

Net cash used in investing activities of $43.4 million and $88.6 million for the nine months ended September 30, 2018 and 2017, respectively. Substantially all of our capital spend is invested into our Mississippi Lime asset. The decrease in cash used in investing activities is due to the sale of our Anadarko Basin assets in May 2018 for $58.0 million in cash ($54.4 million, net of closing adjustments), subject to standard post-closing adjustments.

Cash flows used in financing activities

Net cash used in financing activities was $100.5 million and $1.0 million for the nine months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018, we paid down $100.0 million on the RBL, as well as, repurchased $0.5 million of restricted stock for tax withholdings related to stock compensation vestings.

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

Imbalances

We recognize revenue for all oil, NGLs and natural gas sold to purchasers regardless of whether the sales are proportionate to our ownership interest in the property. Production imbalances are recognized as a liability to the extent an imbalance on a specific property exceeds our share of remaining proved oil and gas reserves. We had no significant imbalances at September 30, 2018 or December 31, 2017.

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

Recent Accounting Pronouncements Issued But Not Yet Adopted

In June 2018, the FASB issued ASU 2018-07, “Compensation - Stock Compensation (Topic 718) — Improvements to Nonemployee Share-Based Payment Accounting”. ASU 2018-07 expands the scope of Topic 718 to include share-based payments issued to nonemployees for goods and services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. We do not believe the adoption of ASU 2018-07 will have a material impact on our financial position, results of operations or cash flows.

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

In January 2018, the FASB issued Accounting Standards Update 2018-01, “Leases (Topic 842)-Land Easement Practical Expedient for Transition to Topic 842” (“ASU 2018-01”). ASU 2018-01 permits an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expired prior to a company’s adoption of ASU 2016-02 and that were not accounted for as leases under previous lease guidance. Additionally, in July 2018, the FASB issued Accounting Standards Update 2018-11,”Leases (Topic 842):Targeted Improvements, which included the option to implement the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings, as opposed to the modified retrospective transition method required when ASU 2016-02 was issued. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

We have analyzed and categorized the majority of our contracts to determine if they meet the definition of a lease under ASU 2016-02. Our ongoing efforts are concentrated on analyzing the remaining contracts, testing and implementing our tracking software for leases and determining the most appropriate transition method and resulting accounting impact. As a result, we have not quantified the impact of ASU 2016-02 and cannot reasonably quantify the impact of adoption at this time. We expect to complete the assessment of ASU 2016-02 during the fourth quarter of 2018.

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

We utilize derivative financial instruments to manage risks related to changes in oil and natural gas prices. At September 30, 2018, we utilized fixed price swaps and three-way collars to reduce the volatility of oil and natural gas prices on a portion of our future expected production.

For derivative instruments recorded at fair value, the credit standing of our counterparties is analyzed and factored into the fair value amounts recognized on the balance sheet.

The fair values of our commodity derivatives are largely determined by estimates of the forward curves of the relevant price indices. At September 30, 2018, a 10% change in the forward curves associated with our commodity derivative instruments would have changed our net liability positions by the following amounts:

	10% Increase	10% Decrease
	(in thousands)
Gain (loss):
Gas derivatives	$(1,640)	$1,779
Oil derivatives	$(11,630)	$10,928

Interest Rate Risk

At September 30, 2018, we had indebtedness outstanding under our RBL of $28.1 million, which bears interest at LIBOR plus 4.50% per annum, subject to a 1.00% LIBOR floor. Assuming the RBL is fully drawn, a one percent increase in interest rates for the three months ended September 30, 2018, would have resulted in a $1.7 million increase in annual interest cost, before capitalization.

At September 30, 2018, we did not have any interest rate derivatives in place and have not historically utilized interest rate derivatives. In the future, we may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing or future debt issues. Interest rate derivatives are used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the period covered by this report, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President, Chief Executive Officer and Director and our Vice President and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, our President, Chief Executive Officer and Director and our Vice President and Chief Accounting Officer concluded that as of September 30, 2018, these disclosure controls and procedures were effective and ensured that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Executive Employment Agreement, dated as of September 17, 2018, by and between Midstates Petroleum Company, Inc. and Richard W. McCullough (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2018, and incorporated herein by reference).

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

MIDSTATES PETROLEUM COMPANY, INC.

Dated: November 9, 2018	/s/ DAVID J. SAMBROOKS
David J. Sambrooks
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 9, 2018	/s/ RICHARD W. MCCULLOUGH
Richard W. McCullough
Vice President and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)