Form 10-K
period 2018-12-31
Midstates Petroleum Company, Inc.
filed 2019-03-14
CIK 1533924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒
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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $176.8 million based upon the closing price of such stock on June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, of $13.61 per share.

The number of shares outstanding of our stock at March 11, 2019 is shown below:

Class	Number of shares outstanding
Common stock, $0.01 par value	20,413,835

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of Midstates Petroleum Company, Inc. for the Annual Meeting of Shareholders to be held in May 2019, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•                  availability of oilfield labor;

•                  availability of third-party natural gas gathering and processing capacity;

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

•                  capital structure and capital returns;

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

•                  risks related to the concentration of our operations onshore in Oklahoma;

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

PART I

ITEM 1.  BUSINESS

General

Midstates Petroleum Company, Inc. is an independent exploration and production company focused on the application of modern drilling, completion and production operations techniques in oil and liquids-rich basins in the onshore United States. Our operations are currently focused on exploration and production activities in the Mississippian Lime. Our corporate headquarters is located in Tulsa, Oklahoma. Midstates Petroleum Company, Inc. was incorporated pursuant to the laws of the State of Delaware on October 25, 2011, to become a holding company for Midstates Petroleum Company LLC (“Midstates Sub” or “Debtor Affiliate”). In this Annual Report, references to “Company,” “we,” “us,” “our,” and “Midstates” when used in the present tense, prospectively or for historical periods, refer to Midstates Petroleum Company, Inc. and Midstates Sub.

On April 30, 2016, we filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. On October 21, 2016, in connection with our emergence from Chapter 11, our existing common shares were cancelled and on October 24, 2016, our new common shares issued in connection with our successful reorganization and emergence from Chapter 11 were listed and began trading on the NYSE MKT under the symbol “MPO”. Our common stock began trading on the NYSE under the symbol “MPO” beginning on May 4, 2017. We currently lease office space in Tulsa, Oklahoma at 321 South Boston Avenue, Suite 1000, where our principal offices are located. The lease for our Tulsa office expires in 2026. We also lease one field office in Dacoma, Oklahoma. As of December 31, 2018, we had 85 employees.

On May 31, 2018, we closed on the sale of our Anadarko Basin assets for $58.0 million in cash ($54.1 million, net of closing adjustments).

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

We also make available on our website (http://www.midstatespetroleum.com) all of the documents that we file with the SEC, free of charge, as soon as reasonably practicable after we electronically file such material with the SEC. Our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Financial Code of Ethics, and the charters of our audit committee, compensation committee and nominating and governance committee are also available on our website and in print free of charge to any stockholder who requests them. Requests should be sent by mail to 321 South Boston Avenue, Suite 1000; Tulsa, Oklahoma 74103, attention General Counsel. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K. We will disclose any amendments or waivers to our Code of Ethics on our website.

Business Strategy

Our goal is to optimize capital investments and generate free cash flow. To achieve these objectives, we strive to:

•                  Operate in a safe and environmentally responsible manner;

•                  Maintain a best in class cost structure to maximize the cash flow margin of our production;

•                  Prioritize free cash flow generation over production growth. We will optimize free cash flow generation by focusing on capital investments, optimizing our base production, and maintaining a low-cost structure; and

•                  Maintain maximum optionality by maintaining low net debt, balancing shareholder cash returns with replenishing inventory, and evaluating strategic alternatives within and outside of our current asset base.

For 2019, we intend to opportunistically achieve the best return on investments by maintaining both capital discipline and a low-cost structure.

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

Upon our emergence on the Effective Date, we adopted fresh start accounting as required by United States generally accepted accounting principles (“US GAAP”). We qualified for fresh start accounting because (i) the holders of existing voting shares of the pre-emergence debtor-in-possession received less than 50% of the voting shares of the post-emergence successor entity and (ii) the reorganization value of our assets immediately prior to confirmation was less than the post-petition liabilities and allowed claims. We applied fresh start accounting as of October 21, 2016. Adopting fresh start accounting results in a new reporting entity for financial reporting purposes with no beginning retained earnings or deficit. The cancellation of all existing shares outstanding on the Effective Date and issuance of new shares in the reorganized Company caused a related change of control under US GAAP. As a result of the application of fresh start accounting, as well as the effects of the implementation of the Plan, our consolidated financial statements on or after October 21, 2016, are not comparable with our consolidated financial statements prior to that date. References to “Successor Period” relate to the financial position and results of operations for the period October 21, 2016, through December 31, 2016, and references to “Predecessor Period” refer to the financial position and results of operations of the Company from January 1, 2016, through October 20, 2016.

Summary of Oil and Gas Properties and Operations

Mississippian Lime

Our Mississippian Lime assets are located in Oklahoma and target the Mississippian Lime formation. At December 31, 2018, our acreage consisted of approximately 102,198 net (137,611 gross) prospective acres in the Mississippian Lime trend in Woods and Alfalfa Counties of Oklahoma, which we intend to develop using horizontal wells.

Our properties in this area represented 100% of our total proved reserves as of December 31, 2018. As of December 31, 2018, we held an average working interest and average net revenue interest of 77% and 62%, respectively, in this area.

For the year ended December 31, 2018 and 2017, our average daily production from our Mississippian Lime assets was as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017

Oil (Bbls)	4,768	5,108
Natural gas liquids (Bbls)	4,014	4,273
Natural gas (Mcf)	47,791	52,797
Net Boe/day	16,747	18,181

Other

During the three months ended September 30, 2017, we closed on the sale of our oil and gas properties in Lincoln County, Oklahoma, which had approximately 12,894 net (19,888 gross) acres for $7.0 million in cash ($2.9 million, net after assumption of liabilities).

During the three months ended June 30, 2018, we closed on the sale of our Anadarko Basin assets, which had approximated 115,180 gross (90,361 net) acres for $58.0 million in cash ($54.1 million, net of closing adjustments).

Reserves Information

Estimated Proved Reserves

The following table sets forth our estimated net proved reserves by product and type using SEC pricing:

	Oil (MBbls)	Natural Gas (MMcf)	NGLs (MBbls)	Total (MBoe)	PV-10 (1) (in thousands)
Mississippian Lime:
Proved developed producing	10,713	138,850	12,650	46,505	424,989
Proved developed non-producing	282	8,398	775	2,457	8,400
Proved undeveloped	7,070	63,265	5,846	23,460	146,261
Total Proved at December 31, 2018	18,065	210,513	19,271	72,422	579,650

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

The following table provides a reconciliation of PV-10 to the standardized measure of discounted cash flows (in thousands):

	As of December 31, 2018	As of December 31, 2017(1)
PV-10	$579,650	$558,133
Present value of future income tax, discounted at 10%	(13,374)	(8,890)
Standardized measure of discounted future net cash flows	$566,276	$549,243

(1)                                 The PV-10 and standardized measure of discounted future net cash flows as of December 31, 2017 includes our Anadarko Basin assets, which were divested on May 31, 2018.

Proved Undeveloped Reserves

The following table summarizes the changes in our estimated proved undeveloped reserves during the year ended December 31, 2018 (in MBoe):

Proved undeveloped reserves, December 31, 2017	44,457
Purchases of reserves in place	—
Sales of reserves	—
Extensions and discoveries	18,405
Revisions of previous estimates	(36,857)
Conversion to proved developed reserves	(2,545)
Proved undeveloped reserves, December 31, 2018	23,460

No less than annually, we review our five-year development schedule. This review encompasses many factors, including current year drilling results, forward pricing curve, returns expected of our drilling program, and cash available during the time period for drilling and shareholder returns, which would include cash on hand, cash generated by operations and cash from borrowings. As a result of our focus on optimizing free cash flow, keeping leverage to a minimum and optimizing drilling returns, we have prioritized development of two-mile laterals along with certain one-mile laterals with higher working interests. To accomplish our development schedule, we currently anticipate drilling to occur no later than 2020 and continue for approximately three years after that date. All undeveloped locations not able to be drilled utilizing our anticipated development schedule were excluded from the December 31, 2018 reserve report but continue to meet the definition of a proved undeveloped location from an engineering standpoint.

Independent Petroleum Engineers

Our estimated reserves and related future net revenues at December 31, 2018, 2017 and 2016 are based on reports prepared by our independent third-party reserves engineering firm Cawley, Gillespie & Associates, Inc. (“CGA”), in accordance with generally accepted petroleum engineering and evaluation principles and definitions and guidelines in effect during such period as established by the SEC.

The reserve estimates shown herein for the periods indicated above have been independently evaluated by CGA, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. CGA was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-693. Within CGA, the technical person primarily responsible for preparing the estimates set forth in the reserves report incorporated herein was Mr. Zane Meekins. Mr. Meekins has been a practicing consulting petroleum engineer at CGA since 1989. Mr. Meekins is a Registered Professional Engineer in the State of Texas (License No. 71055) and has over 30 years of practical experience in petroleum engineering, with over 29 years of experience in the estimation and evaluation of reserves. He graduated from Texas A&M University in 1987 with a Bachelor of Science degree in Petroleum Engineering. Mr. Meekins meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserve definitions and guidelines.

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

Internal Controls Over Reserves Estimation Process

We maintain an internal staff of petroleum engineers, land and geoscience professionals who work closely with our independent reserve engineers to ensure the integrity, accuracy and timeliness of data furnished to CGA in their reserves estimation process. The primary inputs to the reserves estimation process are comprised of technical information, financial data, ownership interests and production data. All field and reservoir technical information, which is updated annually, is assessed for validity when the reservoir engineers hold technical meetings with geoscientists, operations and land personnel to discuss field performance and to validate future development plans. Current revenue and expense information is obtained from our accounting records, which are subject to their own set of internal controls over financial reporting. All current financial data such as commodity prices, lease operating expenses, production taxes and field commodity price differentials are updated in the reserves database and then analyzed to ensure that they have been entered accurately and that all updates are complete. Our current ownership in mineral interests and well production data are incorporated into the reserves database as well and verified to ensure their accuracy and completeness. Throughout each fiscal year, our technical team meets with representatives of our independent reserve engineers to review properties and discuss methods and assumptions used in preparation of the proved reserve estimates. Each quarter, estimated proved oil and gas reserves are presented to a committee of executives and key management for review and approval and annually, our development plan for proved undeveloped reserves are reviewed and approved by our executives and board of directors.

At December 31, 2018, Mitchell Craig Stephens, Corporate Reserves Engineer, was primarily responsible for overseeing the preparation of our reserve estimates and reported directly to our Senior Management Consultant. Mr. Stephens has more than 7 years of experience in the oil and gas industry, all in reservoir engineering and corporate reserves. Mr. Stephens spent the first portion of his career working for Chaparral Energy. While at Chaparral, Mr. Stephens primarily served as reservoir engineer for the Mississippian Lime team. Mr. Stephens has also worked for QEP Energy and Echo Energy where he also served as a reservoir engineer. Mr. Stephens graduated from the University of Tulsa in 2011 with a B.S degree in Petroleum Engineering.

Production, Revenues and Price History

Oil, NGLs and natural gas are commodities. The price that we receive for the oil, NGLs and natural gas we produce is largely a function of market supply and demand. A decline in these commodity prices from their current levels could have a material adverse effect on our financial position, results of operations, cash flows, quantities of oil and natural gas reserves that may be economically produced and our ability to access capital markets. For additional information on these and other risks, see information set forth in “Risk Factors”.

The following table sets forth information regarding our oil, NGLs and natural gas production, revenues and realized prices and production costs for the year ended December 31, 2018, 2017, the Successor Period and the Predecessor Period. For additional details, see information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Successor			Predecessor
	Year Ended December 31,		Period October 21, 2016 through December 31,	Period January 1, 2016 through October 20,
	2018	2017	2016	2016
Operating Data:
Net production volumes:
Oil (MBbls)	1,920	2,368	544	2,964
NGLs (MBbls)	1,623	1,949	429	1,932
Natural gas (MMcf)	18,718	22,606	4,948	23,215
Total oil equivalents (MBoe)	6,663	8,084	1,798	8,765
Average daily production (Boe/d)	20,326	22,148	24,971	29,816
Average Sales Prices:
Oil, exclusive of realized derivatives and certain deductions from revenue (per Bbl)	$64.57	$49.45	$46.96	$37.99
Oil, with realized derivatives exclusive of certain deductions from revenue (per Bbl)	$60.85	$50.92	$46.96	$37.99
Natural gas liquids, exclusive of certain deductions from revenue (per Bbl)	$27.62	$22.64	$19.55	$14.22
Natural gas liquids, exclusive of certain deductions from revenue (per Bbl)	$27.62	$22.64	$19.55	$14.22
Natural gas, exclusive of realized derivatives and certain deductions from revenue (per Mcf)	$2.39	$2.64	$2.76	$2.08
Natural gas, with realized derivatives exclusive of certain deductions from revenue (per Mcf)	$2.38	$2.79	$2.76	$2.08
Costs and Expenses (per Boe of production):
Lease operating and workover	$8.14	$7.83	$8.52	$6.02
Gathering and transportation	$0.04	$1.79	$1.78	$1.64
Severance and other taxes	$1.75	$1.10	$0.72	$0.59
Asset retirement accretion	$0.13	$0.14	$0.12	$0.16
Depreciation, depletion and amortization	$9.31	$8.14	$7.22	$7.11
Impairment of oil and gas properties	$—	$15.50	$—	$26.48
General and administrative	$3.68	$3.63	$2.71	$2.55
Debt restructuring costs and advisory fees	$0.13	$—	$—	$0.87

The following table sets forth information regarding oil, NGLs and natural gas daily production for each of the fields that represented more than 15% of our estimated total proved reserves for the year ended December 31, 2018, 2017, the Successor Period and the Predecessor Period:

	Successor			Predecessor
	Year Ended December 31,		Period October 21, 2016 through December 31,	Period January 1, 2016 through October 20,
	2018	2017	2016	2016
Mississippian(1)
Daily production volumes:
Oil (Bbls)	4,768	5,108	6,035	8,147
NGLs (Bbls)	4,014	4,273	4,464	4,968
Natural gas (Mcf)	47,791	52,797	56,740	65,737
Total oil equivalents (Net Boe/day)	16,747	18,181	19,956	24,071
Anadarko(2)
Daily production volumes:
Oil (Bbls)	—	1,379	1,508	1,927
NGLs (Bbls)	—	1,066	1,118	1,247
Natural gas (Mcf)	—	9,135	9,903	10,856
Total oil equivalents (Net Boe/day)	—	3,967	4,277	4,983

(1)                           These volumes represent only Mississippian Lime production and do not include Hunton production volumes. We divested our Hunton producing properties in Lincoln County, Oklahoma, during the year ended December 31, 2017. Further information is set forth in “Summary of Oil and Gas Properties and Operations” above and “—Note 9. Acquisition and Divestitures of Oil and Gas Properties” in the Notes to the Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K.

(2)                           We divested our Anadarko Basin assets during the second quarter of 2018. As a result, we did not have proved reserves in this area at December 31, 2018. Further information is set forth in “Summary of Oil and Gas Properties and Operations” above and “— Note 9. Acquisition and Divestitures of Oil and Gas Properties” in the Notes to the Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K.

Productive Wells

The following table presents our total gross and net productive wells as of December 31, 2018:

	Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net
Total productive wells	486	379	12	7	498	386

Productive wells consist of producing wells and wells capable of producing. Gross wells are the total number of productive wells in which we have working interests, and net wells are the sum of our fractional working interests owned in gross wells. Each gross well completed in more than one producing zone is counted as a single well.

Acreage

The following table sets forth certain information regarding the developed and undeveloped acreage in which we have a controlling interest as of December 31, 2018, for each of our operating areas. Acreage related to royalty, overriding royalty and other similar interests is excluded from this summary:

	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Mississippian Lime	75,200	57,796	62,411	44,402	137,611	102,198

Undeveloped Acreage Expirations

The following table sets forth the number of gross and net undeveloped acres as of December 31, 2018, that will expire over the next three years by operating area unless operations are commenced upon or production is established upon the acreage (or upon lands spaced or pooled therewith) or we make additional lease rental payments prior to the expiration dates:

	Expiring 2019		Expiring 2020		Expiring 2021
	Gross	Net	Gross	Net	Gross	Net
Mississippian Lime	9,465	2,137	13,359	4,914	6,579	3,780

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

Drilling Activity

The following table summarizes our drilling activity for the year ended December 31, 2018, 2017, the Successor Period and the Predecessor Period. Gross wells reflect the sum of all wells in which we own an interest. Net wells reflect the sum of our working interests in gross wells:

	Successor						Predecessor
	Year Ended December 31,				Period October 21, 2016 through December 31,		Period January 1, 2016 through October 20,
	2018		2017		2016		2016
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Development wells:
Productive	22	22	26	25	3	3	40	38
Dry holes	—	—	—	—	—	—	—	—
Total	22	22	26	25	3	3	40	38
Exploratory wells:
Productive	—	—	—	—	—	—	—	—
Dry holes	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	—	—
Total wells	22	22	26	25	3	3	40	38

As of December 31, 2018, there were no development wells awaiting completion; no development well was being drilled and no exploratory wells were being drilled.

Marketing and Major Purchasers

We sell our oil, NGLs and natural gas to third-party purchasers. In our Mississippian Lime asset, the majority of our natural gas production is dedicated to one purchaser for the economic life of the relevant assets. For the year ended December 31, 2018, three purchasers accounted for 35%, 32% and 23%, respectively, of our revenue. For the year ended December 31, 2017, three purchasers accounted for 37%, 25% and 14%, respectively, of our revenue. For the Successor Period, two purchasers accounted for 40% and 29%, respectively, of our revenue. For the Predecessor Period, two purchasers accounted for 46% and 29%, respectively, of our revenue. Due to the nature of oil, NGLs and natural gas markets, we do not believe the loss of a single purchaser or a few purchasers would materially adversely affect our ability to sell such production.

We are party to a gas purchase, gathering and processing contract in our Mississippian Lime asset, which includes certain minimum NGLs volume commitments. To the extent we do not deliver natural gas volumes in sufficient quantities to generate, when processed, the minimum levels of recovered NGLs, we would be required to reimburse the counterparty an amount equal to the sum of the monthly shortfall, if any, multiplied by a fee of roughly $0.14 to $0.16 per gallon (subject to annual escalation). We have historically, and continue to currently, deliver at least the minimum volumes required under these contractual provisions.

Title to Properties

As is customary in the oil and natural gas industry, we initially conduct a preliminary review of the title to our properties. Prior to the commencement of drilling operations on those properties, we conduct a more thorough title examination and undertake any title curative that is deemed necessary to address any significant title discrepancies. To the extent title opinions or other investigations reflect any such significant defects affecting those properties, we are responsible for curing any such defects at our expense to the extent that any such defect impacts our ownership interest. Likewise, we may choose to notify other owners whose title is subject to a title defect so that they may undertake the necessary efforts to attempt to cure the applicable title defect at their own expense. Our oil and natural gas properties are generally subject to customary royalty interests or other burdens, and a majority of our properties are subject to liens to secure borrowings under our Exit Facility as well as liens for current taxes and other burdens, none of which we believe materially interfere with our ability to operate or develop such properties.

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

Regulation of the Oil and Natural Gas Industry

Our operations are substantially affected by federal, state and local laws and regulations. In particular, oil and natural gas production and related operations are, or have been, subject to price controls, taxes and numerous other laws and regulations. All of the jurisdictions in which we own or operate properties for oil and natural gas production have statutory provisions regulating the exploration for and production of oil and natural gas, including provisions related to permits for the drilling of wells, bonding requirements to drill or operate wells, the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, sourcing and disposal of water used in the drilling and completion process and produced during operations and the abandonment of wells. Our operations are also subject to various conservation laws and regulations. These include regulation of the size of drilling and spacing units or proration units, the number of wells which may be drilled in any given area, and the unitization or pooling of oil and natural gas wells, as well as regulations and certain requirements regarding the ratability or fair apportionment of production from fields and/or individual wells.

Failure to comply with applicable laws and regulations can result in substantial penalties. The regulatory burden on our industry increases the cost of doing business and affects profitability. Although we believe we are in substantial compliance with all applicable laws and regulations, and that continued substantial compliance with existing requirements will not have a material adverse effect on our financial position, cash flows or results of operations, such laws and regulations are frequently amended or reinterpreted. Additionally, currently unforeseen environmental incidents may occur or past non-compliance with environmental laws or regulations may be discovered. Therefore, we are unable to predict the future costs or impact of compliance from an environmental perspective. Additional proposals and proceedings that affect the oil and natural gas industry are regularly considered by Congress, the states, the Federal Energy Regulatory Commission (“FERC”), other regulatory and administrative agencies and bodies, as well as, the courts. We cannot predict when or whether any such proposals may become effective or any such proceedings might affect the oil and natural gas industry as a whole, or our operations or business in particular.

Regulation of Transportation and Sales of Natural Gas

Historically, the transportation and sale for resale of natural gas in interstate commerce has been regulated by the FERC under the Natural Gas Act of 1938 (“NGA”), the Natural Gas Policy Act of 1978 (“NGPA”) and regulations issued under those statutes.

FERC regulates interstate natural gas transportation rates, and terms and conditions of service, which affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas. Since 1985, the FERC has endeavored to make natural gas transportation more accessible to natural gas buyers and sellers on an open access, non-discriminatory basis. The natural gas industry historically has been very heavily regulated. Therefore, we cannot provide any assurance that the less stringent regulatory approach that FERC has maintained since 1985 will continue. However, we do not believe that any action taken by FERC will affect us in a way that materially differs from the way it affects other natural gas producers.

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

Gathering services, which occur upstream of FERC jurisdictional transmission services, are regulated by the states onshore and in state waters. Although the FERC has set forth a general test for determining whether facilities perform a non-jurisdictional gathering function or a FERC-jurisdictional transmission function, the FERC’s determinations as to the classification of facilities is done on a case by case basis. State regulation of natural gas gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements.

Regulation of Production

The production of oil and natural gas is subject to regulation under a wide range of local, state and federal statutes, rules, orders and regulations. Federal, state and local statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. All of the states in which we own and operate properties have regulations governing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum allowable rates of production from oil and natural gas wells, the regulation of well spacing, and plugging and abandonment of wells. The effect of these laws and regulations is to limit the amount of oil and natural gas that we can produce from our wells and to limit the number of wells or the locations at which we can drill, although we can apply for exceptions to such regulations or to have reductions in well spacing. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, NGLs and natural gas within its jurisdiction.

The failure to comply with these laws, rules and regulations can result in substantial penalties. Our competitors in the oil and natural gas industry are subject to the same regulatory requirements and restrictions that affect our operations.

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

Any changes in federal or state environmental laws and regulations or re-interpretation of applicable enforcement policies that result in more stringent or costly well construction, drilling, operating methods, water management or completion activities, waste handling, storage, transport, or disposal requirements, or remediation requirements or that limit or otherwise restrict the emission of certain listed pollutants or organic compounds from wells or surface equipment could have a material adverse effect on our operations and financial position. Moreover, accidental releases or spills may occur in the course of our operations, and we cannot assure you that we will not incur significant costs and liabilities as a result of such releases or spills, including costs for remediation or any third-party claims for damage to property, natural resources or persons. While we believe that we are in substantial compliance with existing environmental laws and regulations and that continued compliance with current requirements would not have a material adverse effect on our financial condition or results of operations, there is no assurance that we will be able to remain in compliance in the future with existing or any new laws and regulations or that future compliance with such laws and regulations will not have a material adverse effect on our business and operating results.

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

Certain of our operations or activities may also be subject to the requirements of the Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes. RCRA imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous and nonhazardous wastes. Under the authority of the EPA, most states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Although RCRA currently exempts certain drilling fluids, produced waters, and other wastes associated with exploration, development and production of oil and natural gas from regulation as hazardous wastes, we can provide no assurance that this exemption will be preserved in the future. From time to time the EPA and analogous state agencies have considered repealing or modifying this exemption, and citizens’ groups have also petitioned the agency to consider its repeal. For example, in December 2016, the U.S. District Court for the District of Columbia approved a consent decree between the EPA and environmental groups to address EPA’s alleged failure to review the RCRA E&P waste exemption. The consent decree requires the EPA by March 2019 to review the E&P waste exemption and issue either a proposed rulemaking to revise the exemption or a determination that revision of the exemption is not necessary. If the EPA proposes a rulemaking, the consent decree requires that EPA take final action by no later than July 2021. Repeal or modification of the RCRA E&P waste exemption or similar exemptions under state law could have a significant impact on our operating costs as well as the oil and natural gas industry in general. The impact of future revisions to environmental laws and regulations cannot be predicted. In any event, at present, these excluded wastes are subject to regulation as RCRA nonhazardous wastes. In addition, we generate petroleum hydrocarbon wastes and ordinary industrial wastes in the course of our operations that may become regulated as RCRA hazardous wastes if such wastes have hazardous characteristics.

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

Air Emissions

The Clean Air Act, as amended (“CAA”), and comparable state laws, regulate emissions of various air pollutants through air emissions standards, construction and operating permitting programs and the imposition of other compliance requirements. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. The need to obtain permits has the potential to delay the development of oil and natural gas projects, and we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions related issues. For example, in June 2016, the EPA published New Source Performance Standards that require the reduction of methane and volatile organic compound emissions from certain new, modified or reconstructed oil and gas emissions sources (the “2016 NSPS Rules”). However, following attempts to stay portions of the 2016 NSPS Rules, the EPA in September 2018 proposed amendments that would relax certain of the requirements of the 2016 NSPS Rules. Separately, in April 2018, several states filed a lawsuit seeking to compel the EPA to issue performance standards that require the reduction of methane emissions from existing oil and gas emissions sources. Compliance with such regulations could, among other things, require installation of new emission controls on some of the drilling program’s equipment and production facilities, result in longer permitting timelines, and significantly increase our capital expenditures and drilling program’s operating costs, which could adversely impact our business and increase our costs of development and production, which costs could be significant.

Climate Change

Based on the EPA’s determination that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes, the agency has adopted regulations under existing provisions of the federal CAA that, among other things, establish pre-construction and operating permit reviews for GHG emissions from certain large stationary sources that already are potential major sources of certain principal, or criteria, pollutant emissions. Facilities required to obtain permits for their GHG emissions also will be required to meet “best available control technology” standards that typically will be established by the states. In addition, the EPA has adopted regulations requiring the monitoring and annual reporting of GHG emissions from specified sources in the United States, including, among others, certain oil and natural gas production facilities, which include certain of our operations. In June 2016, the EPA published the 2016 NSPS Rules, which require the reduction of methane and volatile organic compound emissions from new, modified or reconstructed sources in the oil and natural gas sector.  In September 2018, the EPA issued a proposed rulemaking that could substantially change the obligations associated with methane emissions; that rulemaking has not been finalized and therefore future obligations remain uncertain. In November 2016, the U.S. Department of Interior’s Bureau of Land Management (“BLM”) finalized similar rules to reduce methane emissions from venting, flaring, and leaks during oil and gas operations on public lands. However, in September 2018, the BLM issued a final rule rescinding its 2016 methane rules, and litigation challenging the rescission is pending. Although substantial uncertainty exists with respect to implementation of these and other GHG regulations, given the long-term trend towards increasing regulation, future GHG regulations of the oil and gas industry remain a possibility at the federal level. In addition, several states have separately imposed their own regulations on methane emissions from oil and gas production activities, and a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs.

On an international level, the United States is one of almost 200 nations that have agreed to participate in the Paris Agreement adopted in December 2015 to reduce global GHG emissions; the Agreement entered into force in November 2016. However, on June 1, 2017, President Trump announced that the United States would withdraw from the Paris Agreement. It is not clear what steps the Trump Administration plans to take to withdraw from the Paris Agreement, whether a new agreement can be negotiated, or what terms would be included in such an agreement. Various state and local governments have publicly committed to continue to further the goals of the Paris Agreement.

Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, such requirements could require us to obtain permits for our GHG emissions, install costly emission controls, pay fees on the emissions data, and adversely affect demand for the oil and natural gas that we produce. Moreover, incentives to conserve energy or use alternative energy sources as a means of addressing climate change could reduce demand for oil, NGLs and natural gas. In addition, parties concerned about the potential effects of climate change have directed their attention at sources of funding for energy companies, which has resulted in certain financial institutions, funds and other sources of capital, restricting or eliminating their investment in oil and natural gas activities.

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

In 2015, the EPA and the U.S. Army Corps of Engineers (“Corps”) published a final rule attempting to clarify the federal jurisdictional reach over waters of the United States (“WOTUS”) pursuant to the Clean Water Act, but several legal challenges to this rule followed, and the WOTUS rule was stayed nationwide in October 2015 pending resolution of the court challenges. The EPA and the Corps proposed a rulemaking in June 2017 to repeal the WOTUS rule, and announced their intent to issue a new rule defining the CWA’s jurisdiction. In January 2018, the U.S. Supreme Court issued a decision finding that jurisdiction to hear challenges to the WOTUS rule resides with the federal district courts; consequently, the previously filed district court cases have been allowed to proceed, resulting in a patchwork of implementation in some states and stays in other. Following the Supreme Court’s decision, the EPA and the Corps issued a final rule in January 2018 staying implementation of the WOTUS rule for two years while the agencies reconsider the rule, but federal judges barred the agencies’ suspension of the rule in August and November 2018.  In December 2018, EPA and the Corps issued a new proposed rule that would narrow federal jurisdictional reach compared to the existing WOTUS rule; environmental groups and certain states have challenged the new rule. As a result, future implementation of the WOTUS rule or any new rule is uncertain at this time. To the extent this rule or a revised rule expands the scope of the CWA’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas in connection with any expansion activities.

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

There continues to be a concern that the injection of saltwater into belowground disposal wells contributes to seismic activity in certain areas, including Oklahoma, where we operate. For instance, on April 21, 2015, the Oklahoma Geologic Survey (“OGS”) issued a document entitled “Statement of Oklahoma Seismicity,” in which the agency states “the OGS considers it very likely that the majority of recent earthquakes, particularly those in central and north-central Oklahoma, are triggered by the injection of produced water in disposal wells.” In response to these concerns, regulators in some states, including Oklahoma, are pursuing initiatives designed to impose additional requirements in the permitting and operation of saltwater disposal wells or otherwise to assess any relationship between seismicity and the use of such wells. For example, the Oklahoma Corporation Commission (“OCC”) has adopted rules for operators of saltwater disposal wells in certain seismically-active areas (“Areas of Interest”) in the Arbuckle formation, requiring operators to monitor and record well pressure and discharge volume on a daily basis and further requiring operators of wells permitted for disposal of 20,000 barrels per day or more of saltwater to conduct mechanical integrity testing. Since 2015, the Oil and Gas Conservation Division (“OGCD”) has issued several directives expanding the Areas of Interest for induced seismicity and requiring operators to reduce the depth of, or “plug back,” certain wells or stop or reduce disposal volumes in certain areas, which directives have affected disposal wells that we operate. The OGCD established caps for additional wells in the Arbuckle formation, including 10 that we operate, on February 24, 2017. On March 1, 2017, the OGCD also issued a statement saying that further actions could be expected. The OGCD has since issued several directives for disposal well shut-in and volume reductions in certain areas following seismic activity. While our current plans are for future disposal wells to inject into formations other than the Arbuckle formation and we currently operate 11 such non-Arbuckle formation disposal wells, we continue to utilize wells that dispose into the Arbuckle formation. We have timely met and satisfied all requests of the OCC regarding changes and/or reductions in disposal capacity in our operated disposal wells, all while maintaining our production base without any negative material impact thereto. We believe we are currently in compliance with the OGCD’s latest requests regarding Arbuckle formation injection limits; however, a change in disposal well regulations or injection limits, or the inability to obtain permits for new disposal wells in the future may affect our ability to dispose of salt water and ultimately increase the cost of our operations and/or reduce the volume of oil and natural gas that we produce from our wells.

Hydraulic Fracturing Activities

Hydraulic fracturing is an important and common industry practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand, and/or chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. We routinely use hydraulic fracturing techniques in many of our drilling and completion programs. Hydraulic fracturing is typically regulated by state oil and natural gas commissions, or similar state agencies, but several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA published permitting guidance in February 2014 addressing the use of diesel fuel in fracturing operations; issued final CAA regulations governing performance standards, including standards for the capture of air emissions released during hydraulic fracturing; issued in June 2016 final effluent limit guidelines that saltwater from shale resource extraction operations must meet before discharging to publicly owned wastewater treatment plants; and issued in May 2014 a prepublication of its Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Also, the BLM published a final rule containing disclosure requirements and other mandates for hydraulic fracturing on federal and Indian lands in March of 2015. However, in December 2017, BLM issued a final rule repealing its 2015 rule, which rescission has been challenged by several environmental groups and states in the U.S. District Court for the Northern District of California. Compliance with such requirements could increase our costs of development and production, which costs may be significant.

In addition, Congress has from time to time considered the adoption of legislation to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. Some states, including Oklahoma, where we operate, have adopted, and other states are considering adopting legal requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities. Some states have elected to prohibit hydraulic fracturing altogether, but not the states in which we own and operate oil and gas wells. Local governments may also seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. We believe that we follow applicable standard industry practices and legal requirements for groundwater protection in our hydraulic fracturing activities. Nevertheless, if new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

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

Endangered Species

The Endangered Species Act restricts activities that may affect endangered and threatened species or their habitats. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. Oil and gas activities in our operating areas can be adversely affected by seasonal or permanent restrictions on drilling activities designed to protect various species and their habitat. Seasonal restrictions could limit our ability to operate in protected areas and can intensify competition for drilling rigs, oilfield equipment, services, supplies and qualified personnel, which could lead to periodic shortages when drilling is allowed. These constraints and the resulting shortages or high costs could delay our operations and materially increase our operating and capital costs. Permanent restrictions imposed to protect endangered species could prohibit drilling in certain areas or require the implementation of expensive mitigation measures. The U.S. Fish and Wildlife Service (“FWS”) in February 2016 finalized a rule altering how it identifies critical habitat for endangered and threatened species. The designation of critical habitat areas could materially restrict use of or access to federal, state and private lands. In addition, as a result of a settlement approved by the U.S. District Court for the District of Columbia in September 2011, the FWS is required to make a determination on the listing of numerous species as endangered or threatened under the Endangered Species Act by 2017. The FWS missed the deadline and continues to review species for listing. The designation of previously unprotected species in areas where we operate as threatened or endangered could cause us to incur increased costs arising from species protection measures and could result in limitations on our exploration and production activities that could have an adverse impact on our ability to develop and produce our reserves.

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

Risks Related to the Oil and Gas Industry and Our Business

Oil, NGLs and natural gas prices are volatile. A sustained decline in oil, NGLs or natural gas prices could adversely affect our business, financial condition and results of operations and our ability to meet our capital expenditure obligations and financial commitments.

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

The majority of our oil production is currently sold to purchasers under short-term (less than 12-month) contracts at market-based prices. Lower oil, NGLs and natural gas prices have in the past adversely affected our cash flows, borrowing ability and present value of our reserves. It may also reduce the amount of oil, NGLs and natural gas that we can produce economically. Any sustained periods of low prices for oil, NGLs and natural gas prices could render uneconomic a significant portion of our identified drilling locations. This may result in our having to make significant downward adjustments to our estimated proved reserves. As a result, a low commodity price environment and price volatility may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

There are no assurances that we will be able to successfully implement our business plan or successfully operate as a restructured business.

Following emergence from the Chapter 11 Cases in 2016, we significantly restructured our business and adopted a new business plan. The restructured Company has operated for a limited period of time and there are no assurances that we will be able to successfully implement our business plans or successfully operate as a restructured business. Additionally, we cannot assure you that having been subject to bankruptcy protection will not adversely affect our operations in the future.

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

At December 31, 2018, we had $23.1 million outstanding under our Exit Facility, including $1.9 million in letters of credit. We may incur a significant amount of additional indebtedness in the future. In February 2019, we drew down $39.0 million to fund our stock buyback program. A significant level of indebtedness could affect our operations in several ways, including the following:

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

•                  making it more likely that a reduction in our borrowing base following a redetermination could require us to repay a portion of our then outstanding bank borrowings; and

•                  impairing our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, capital shareholder returns, general corporate or other purposes.

A high level of indebtedness would increase the risk that we may default on our debt obligations. Our ability to meet our debt obligations and to reduce our level of indebtedness depends on our future performance. General economic conditions, oil, NGLs and natural gas prices and financial, business and other factors, including our development plan, affect our operations and our future performance. Many of these factors are beyond our control.

We may be unable to maintain compliance with certain financial ratio covenants of our outstanding indebtedness which could result in an event of default that, if not cured or waived, would have a material adverse effect on our business, financial condition and results of operations.

The Exit Facility, as amended, includes certain financial maintenance covenants that are required to be calculated on a quarterly basis for compliance purposes. These financial maintenance covenants include EBITDA to interest expense for the trailing four fiscal quarters of not less than 2.50:1.00 and a limitation of Total Net Indebtedness (as defined in the Exit Facility) to adjusted EBITDA for the trailing four fiscal quarters of not more than 4.00:1.00.

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

As of December 31, 2018, we were in compliance with our financial covenants; however, we cannot guarantee that we will be able to comply with such terms at all times in the future. Any failure to comply with the conditions and covenants in our Exit Facility that is not waived by our lenders or otherwise cured could lead to a termination of our Exit Facility, acceleration of all amounts due under our Exit Facility, or trigger cross default provisions under other financing arrangements. These restrictions may limit our ability to obtain future financings to withstand a future downturn in our business or the economy in general, or to otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the limitations that the restrictive covenants under our indebtedness impose on us.

Our historical financial information may not be indicative of our future financial performance.

On the Effective Date we adopted fresh start accounting and our assets and liabilities were adjusted to fair values and our accumulated deficit was restated to zero. Accordingly, our financial condition and results of operations following our emergence from the Chapter 11 Cases are not comparable to the financial condition and results of operations reflected in our historical financial statements. Further, as a result of the implementation of the Plan and the transactions contemplated thereby, our historical financial information for periods prior to the Effective Date are not indicative of our future financial performance.

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

•                  title problems;

•                  limitations in the market for oil, NGLs and natural gas; and

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

You should not assume that the standardized measure of discounted future net cash flows from our proved reserves is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements in effect at December 31, 2018, 2017 and 2016, we based the discounted future net cash flows from our proved reserves on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the preceding twelve months without giving effect to derivative transactions. Actual future net cash flows from our oil and natural gas properties will be affected by factors such as:

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

Historically, we have entered into hedging transactions of our oil, NGLs and natural gas production to reduce our exposure to fluctuations in the price of oil, NGLs and natural gas. At December 31, 2018, we had outstanding commodity derivative contracts that extend through December 2020. Although hedged through December 2020, a portion of our 2019 and 2020 production will be sold at market prices, leaving us exposed to the fluctuations in the price of oil, NGLs and natural gas and subjecting our cash flows from operations to increased volatility unless we enter into additional hedging transactions. We continually reevaluate and consider whether in the long-term we will hedge any of our future production. See “Management’s Discussion and Analysis of Financial Condition” and “—Note 7. Risk Management and Derivative Instruments” in the Notes to the Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K, for a summary of our commodity derivative positions.

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

We incurred losses from operations during certain periods historically and may continue to do so in the future.

We incurred net losses of $85.1 million and $1.8 billion for the years ended December 31, 2017 and 2015, respectively. Our development of, and participation in, any potential drilling locations might require substantial capital expenditures. The uncertainty and risks described in this report may impede our ability to economically acquire and develop oil and natural gas reserves. As a result, we may not be able to achieve or sustain profitability or positive cash flows provided by operating activities in the future.

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

In order to prepare our estimates, we must estimate production rates and the timing of development expenditures. We must also analyze available geological, geophysical, production and engineering data. The extent, quality and reliability of this data can vary. The process also requires economic assumptions about matters such as oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Estimates of oil and natural gas reserves are inherently imprecise. In addition, reserve estimates for properties that do not have a lengthy production history, including the areas in which we operate, are less reliable than estimates for fields with lengthy production histories. There can be no assurance that analysis of previous production data relating to the Mississippian Lime will accurately predict future production, development expenditures or operating expenses from wells drilled and completed using modern techniques. In addition, this data is partially based on vertically drilled wells, which may not accurately reflect production, development expenditures or operating expenses that may result from the application of horizontal drilling techniques.

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

Development of these reserves may take longer and require higher levels of capital expenditures than we currently anticipate. Delays in the development of our reserves or increases in costs to drill and produce such reserves will reduce the future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, pursuant to existing SEC rules and guidance, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date of booking. Accordingly, delays in the development of any such reserves, increases in capital expenditures required to develop such reserves or changes in commodity prices may cause us to reclassify certain of our proved undeveloped reserves as unproved reserves, which may materially adversely affect our business, results of operations and financial condition.

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

Our producing properties are located in the Mississippian Lime, making us vulnerable to risks associated with operating in a limited number of geographic areas.

The vast majority of our producing properties are geographically concentrated in Mississippian Lime, and at December 31, 2018, all of our total estimated proved reserves were attributable to properties located in this area. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in these areas caused by governmental regulation, processing or transportation capacity constraints, market limitations, availability of equipment and personnel, water shortages or other drought related conditions or interruption of the processing or transportation of oil, NGLs or natural gas.

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

Our management team has identified and scheduled certain drilling locations as an estimation of our future multi-year drilling activities on our existing acreage and acreage currently under option. These drilling locations represent a significant part of our growth strategy. Our ability to drill and develop these drilling locations depends on a number of uncertainties, including oil and natural gas prices, the availability and cost of capital, drilling and production costs, the availability of drilling services and equipment, drilling results, lease expirations, infrastructure and/or downstream constraints, regulatory approvals and other factors. Because of these uncertain factors, uncertainty exists as to whether drilling locations we have identified will ever be drilled or if we will be able to produce oil or natural gas from these or any other drilling locations. In addition, unless production is established within the spacing units covering the undeveloped acres on which some of the potential locations are obtained, the leases for such acreage could expire. As such, our actual drilling activities may materially differ from those presently identified.

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

Risks that we face while horizontally drilling include, but are not limited to, landing our well bore in the desired drilling zone, staying in the desired drilling zone while drilling horizontally through the formation, running our casing the entire length of the well bore and being able to run tools and other equipment consistently through the horizontal well bore. Risks that we face while completing our horizontal wells include, but are not limited to, being able to fracture stimulate the planned number of stages, being able to run tools the entire length of the well bore during completion operations and successfully cleaning out the well bore after completion of the final fracture stimulation stage. Ultimately, the success of these horizontal drilling and completion techniques can only be evaluated over time as more wells are drilled in the Mississippian Lime and production profiles are established over a sufficient period of time. If our horizontal drilling results in these trends are less than anticipated, the return on our investment in this area may not be as attractive as we anticipate and the value of our undeveloped acreage in this area could decline.

Our business depends on the availability of water and the ability to dispose of water. Limitations or restrictions on our ability to obtain, use or dispose of water may have an adverse effect on our financial condition, results of operations and cash flows.

With current technology, water is an essential component of drilling and hydraulic fracturing processes. Limitations or restrictions on our ability to secure sufficient amounts of water, the method and manner in which we use water in our operations, or to dispose of or recycle water after use or its production, could adversely impact our operations. In some cases, water may need to be obtained from new sources and transported to drilling sites, resulting in increased costs. Moreover, the introduction of new environmental initiatives and regulations related to water acquisition, water use or waste water use disposal or recycling, including produced water, drilling fluids and other wastes associated with the exploration, development or production of hydrocarbons, could limit or prohibit our ability to utilize hydraulic fracturing or waste water injection disposal wells.

In addition, concerns have been raised about the potential for earthquakes to occur from the use of underground injection disposal wells, a predominant method for disposing of waste water from oil and gas activities. As further discussed in the risk factor below, new rules and regulations may be developed to address these concerns, possibly limiting or eliminating the ability to use disposal wells in certain locations and/or injecting into certain formations, thereby increasing the cost of disposal in our operations. We operate our own injection wells and may, periodically, utilize injection wells owned by third-parties to dispose of waste water associated with our operations.

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

We utilize third-party services to maximize the efficiency of our organization. The cost of oilfield services may increase depending on the demand for services by other oil and gas companies. There is no assurance that we will be able to contract for such services on a timely basis or that the cost of such services will remain at a satisfactory or affordable level. Shortages or the high cost of hydraulic facturing crews, drilling rigs, equipment, supplies, personnel or oilfield services could delay or adversely affect our development and exploration operations or cause us to incur significant expenditures that are not provided for in our capital budget, which could have a material adverse effect on our business, financial condition or results of operations.

Our business depends on transportation by truck for our oil and condensate production, and our natural gas production depends on transportation facilities that are owned by third parties.

Our purchasers transport all of our oil and condensate production by truck, which is more expensive and less efficient than transportation via pipeline. Our natural gas production depends in part on the availability, proximity and capacity of pipeline systems and processing facilities owned by third parties. Federal and state regulation of oil and natural gas production and transportation, tax and energy policies, changes in supply and demand, pipeline pressures, damage to or destruction of pipelines and general economic conditions could adversely affect our ability to produce, gather and transport oil and natural gas.

The lack of available trucks for hauling or persistent mechanical or operational problems associated with trucking, as well as, the disruption of third-party facilities due to maintenance, capacity constraints, or weather could negatively impact our ability to market and deliver our products. We have no control over when or if such facilities are restored or what prices will be charged. A shut-in of production could materially affect us due to a lack of cash flows, and if a substantial portion of the production is hedged at lower than current market prices, those financial hedges would have to be paid from borrowings absent sufficient cash flows.

Our drilling and production programs may not be able to obtain access on commercially reasonable terms or otherwise to truck transportation, pipelines, gas gathering, transmission, storage and processing facilities to market our oil and natural gas production.

The marketing of oil and natural gas production depends in large part on the capacity and availability of trucks, pipelines and storage facilities, gas gathering systems and other transportation, processing and refining facilities. Access to such facilities is, in many respects, beyond our control. If these facilities were unavailable to us on commercially reasonable terms or otherwise, we could be forced to shut in some production or delay or discontinue drilling plans and commercial production following a discovery of hydrocarbons. We rely, and expect to rely in the future, on facilities developed and owned by third parties in order to store, process, transmit and sell our oil and natural gas production. Our plans to develop and sell our oil and natural gas reserves could be materially and adversely affected by the inability or unwillingness of third parties to provide sufficient facilities and services to us on commercially reasonable terms or otherwise. The amount of oil and gas that can be produced is subject to limitation in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance, excessive pressure, physical damage to the gathering, transportation, refining or processing facilities, or lack of capacity on such facilities. The curtailments arising from these and similar circumstances may last from a few days to several months, and in many cases, we may be provided only limited, if any, notice as to when these circumstances will arise and their duration.

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

Our operations in the Mississippian Lime formation in northwestern Oklahoma may attract companies that have greater resources than we do. These companies may be able to pay more for productive oil and natural gas properties and exploratory prospects or identify, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. Their presence in our area of operations may also restrict our access to, or increase the cost of, oil and natural gas infrastructure, drilling rigs, equipment, supplies, personnel and oilfield services, including fracking equipment and crews. In addition, these companies may have a greater ability to continue exploration activities during periods of low oil and natural gas prices. Our larger competitors may be able to absorb the burden of present and future federal, state, local and other laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. See “Business—Competition” for additional discussion of the competitive environment in which we operate.

Title to the properties in which we have an interest may be impaired by title defects.

We do not obtain title insurance and may not have obtained drilling title opinions on all of our oil and natural gas properties. The existence of title deficiencies with respect to our oil and natural gas properties could reduce the value or render such properties worthless, which could have a material adverse effect on our business and financial results. A portion of our acreage is undeveloped leasehold acreage, which has a greater risk of title defects than developed acreage. Frequently, as a result of title examinations, certain curative work may be required to correct identified title defects, and such curative work entails time and expense. Our inability or failure to cure title defects could render some locations undrillable or cause us to lose our rights to some or all production from some of our oil and natural gas properties, which could have a material adverse effect on our business and financial results if a comparable additional location to drill a development well cannot be identified.

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

Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly well drilling, construction, completion, operating or water management activities, air emissions control or waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our industry in general in addition to our own results of operations, competitive position or financial condition. For example, in June 2016, the EPA published the 2016 NSPS Rules, which require the reduction of methane and volatile organic compound emissions from certain new, modified or reconstructed oil and gas emissions sources. However, following attempts to stay portions of the 2016 NSPS Rules, the EPA in September 2018 proposed amendments that would relax certain of the requirements of the 2016 NSPS Rules. Separately, in April 2018, several states filed a lawsuit seeking to compel the EPA to issue performance standards that require the reduction of methane emissions from existing oil and gas emissions sources. Compliance with such regulations could, among other things, require installation of new emission controls on some of our equipment and production facilities, result in longer permitting timelines, and significantly increase our capital expenditures and operating costs, which could adversely impact our business.

Climate change legislation or regulations restricting emissions of GHGs could result in increased operating costs and reduced demand for the oil and natural gas we produce.

Based on the EPA’s determination that emissions of GHGs present an endangerment to public health and the environment because emissions of such gases are contributing to warming of the earth’s atmosphere and other climatic changes, the EPA has adopted regulations under existing provisions of the CAA to address GHG emissions. For example, the EPA has adopted regulations that establish preconstruction and operating permit reviews for GHG emissions from certain large stationary sources that already are potential major sources of certain principal, or criteria, pollutant emissions. Facilities required to obtain permits for their GHG emissions also will be required to meet “best available control technology” standards that typically will be established by the states. In addition, the EPA has adopted regulations requiring the monitoring and annual reporting of GHGs from certain sources in the United States, including, among others, certain onshore and offshore oil and natural gas production facilities. In June 2016, the EPA published the 2016 NSPS Rules, which require the reduction of methane and volatile organic compound emissions from new, modified or reconstructed sources in the oil and natural gas sector. In September 2018, the EPA issued a proposed rulemaking that could substantially change the obligations associated with methane emissions; that rulemaking has not been finalized and therefore future obligations remain uncertain. In November 2016, the BLM finalized similar rules to reduce methane emissions from venting, flaring, and leaks during oil and gas operations on public lands. However, in September 2018, the BLM issued a final rule rescinding its 2016 methane rules, and litigation challenging the rescission is pending. Although substantial uncertainty exists with respect to implementation of these and other GHG regulations, given the long-term trend towards increasing regulation, future GHG regulations of the oil and gas industry remain a possibility at the federal level. In addition, several states have separately imposed their own regulations on methane emissions from oil and gas production activities, and a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs.

On an international level, the United States is one of almost 200 nations that have agreed to participate in the Paris Agreement adopted in December 2015 to reduce global GHG emissions; the Agreement entered into force in November 2016. It is not clear what steps the Trump Administration plans to take to withdraw from the Paris Agreement, whether a new agreement can be negotiated, or what terms would be included in such an agreement. Various state and local governments have publicly committed to continue to further the goals of the Paris Agreement.

The adoption of legislation or regulatory programs to reduce GHG emissions could require us to incur increased operating costs and could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce. Consequently, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on our business, financial condition, and results of operations. Moreover, incentives to conserve energy or use alternative energy sources as a means of addressing climate change could reduce demand for oil, NGLs and natural gas. In addition, parties concerned about the potential effects of climate change have directed their attention at sources of funding for energy companies, which has resulted in certain financial institutions, funds and other sources of capital, restricting or eliminating their investment in oil and natural gas activities.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing as well as governmental reviews of such activities could result in increased costs, additional operating restrictions or delays, which could adversely affect our production.

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. We routinely utilize hydraulic fracturing techniques in many of our oil and natural gas drilling and completion programs. The process is typically regulated by state oil and natural gas commissions or similar state agencies, but several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has published permitting guidance in February 2014 addressing the use of diesel fuel in fracturing operations; issued final CAA regulations governing performance standards, including standards for the capture of air emissions released during hydraulic fracturing; issued in June 2016 final effluent limit guidelines that saltwater from shale resource extraction operations must meet before discharging to publicly owned wastewater treatment plants; and issued in May 2014 a prepublication of its Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Also, the BLM published a final rule containing disclosure requirements and other mandates for hydraulic fracturing on federal and Indian lands in March of 2015. However, in December 2017, BLM issued a final rule repealing its 2015 rule, which rescission has been challenged by several environmental groups and states in the U.S. District Court for the Northern District of California. Compliance with such requirements could increase our costs of development and production, which costs may be significant.

From time to time, Congress has considered legislation to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. Moreover, some states, including Oklahoma, where we operate, have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing operations under certain circumstances; other states, where we do not operate, have elected to prohibit hydraulic fracturing altogether. In addition, local government may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, and experience delays or curtailment in the pursuit of exploration, development, or production activities. Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that we are ultimately able to produce from our reserves.

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

We are currently authorized to issue 250,000,000 shares of common stock and 50,000,000 shares of preferred stock. As of December 31, 2018, we had outstanding approximately 25,345,981 shares of common stock and warrants to purchase an aggregate of 6,625,554 shares of our common stock. We have also reserved an additional 3,513,950 units for granting under the 2016 LTIP of which 2,100,933 units remain available at December 31, 2018. The potential issuance of such additional shares of common stock may create downward pressure on the trading price of our common stock.

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

As of December 31, 2018, funds advised by Avenue Capital Group and Fir Tree Partners held approximately 13.8% and 25.2%, respectively, of our post-reorganization common stock. Circumstances may arise in which these stockholders may have an interest in pursuing or preventing acquisitions, divestitures or other transactions, including the issuance of additional shares or debt, that, in their judgment, could enhance their investment in us or another company in which they invest. Such transactions might adversely affect us or other holders of our common stock. In addition, our significant concentration of share ownership may adversely affect the trading price of our common shares because investors may perceive disadvantages in owning shares in companies with significant stockholders.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

As of December 31, 2018, we did not have any unresolved comments from the SEC staff that were received 180 or more days prior to year-end.

ITEM 2.  PROPERTIES

Information regarding our properties is included in “Item 1. Business” above.

ITEM 3.  LEGAL PROCEEDINGS

The information set forth under “Litigation” in “—Note 17. Commitments and Contingencies” in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II.

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

Prior to October 24, 2016, our common stock traded on the OTC Pink market under the symbol “MPOY”. On October 24, 2016, our new common stock began trading on the NYSE MKT under the symbol “MPO”. On May 4, 2017, our common stock began trading on the NYSE under the symbol “MPO”. The following table sets forth the quarterly high and low sales prices per share as reported by the NYSE and NYSE MKT during 2018 and 2017:

	Price Range
	High	Low
Quarter Ended 2018:
December 31, 2018	$9.05	$6.45
September 30, 2018	$14.54	$8.69
June 30, 2018	$14.85	$11.91
March 31, 2018	$18.70	$12.46
Quarter Ended 2017:
December 31, 2017	$17.55	$14.04
September 30, 2017	$16.94	$12.42
June 30, 2017	$19.75	$10.87
March 31, 2017	$22.54	$17.64

On March 11, 2019, the last sales price of our common stock, as reported on the NYSE, was $7.65 per share.

As of March 11, 2019, there were 20,413,835 shares of common stock outstanding.

Holders

The number of shareholders of record of our common stock was 11 on March 11, 2019.

Dividends

We have not paid any cash dividends during any period presented.

Equity Compensation Plan Information

Information regarding securities authorized for issuance under our equity compensation plan is set forth in our definitive proxy statement for our 2019 Annual Meeting of Stockholders, which is incorporated by reference here.

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

The performance graph below shows the cumulative total return to our common stockholders from the date our common stock began trading on the NYSE MKT through December 31, 2018, as compared to the cumulative total returns on the Standard and Poor’s 500 Index (“S&P 500”) and the Standard and Poor’s 500 Oil & Gas Exploration & Production Index (“S&P O&G E&P”) for the same period of time. The comparison was prepared on the following assumptions:

•                  $100 was invested in our common stock at its opening price of $19.00 per share and invested in the S&P 500 and the S&P O&G E&P on October 24, 2016 at the closing price on such date; and

•                  Dividends, if any, are reinvested.

Issuer Purchases of Equity Securities

The following table provides information regarding the purchase of our common stock made during the fourth quarter of 2018. Shares purchased represent the net settlement on vesting of restricted stock necessary to satisfy the minimum statutory withholding requirements.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
October 1, 2018 – October 31, 2018	22,109	$8.25
November 1, 2018 – November 30, 2018	22,933	$8.35
December 1, 2018 – December 31, 2018	—	$—
Total	45,042	$8.30

ITEM 6.  SELECTED FINANCIAL DATA

The following tables set forth our selected financial data over the five-year period ended December 31, 2018. The information in the table below has been derived from our consolidated financial statements and the notes thereto included in Item 15 in this Annual Report on Form 10-K. This information should be read in conjunction with, and is qualified in its entirety by, the more detailed information our consolidated financial statements set forth in Item 15 of this Annual Report on Form 10-K.

Presented below is our historical financial data for the periods indicated. The historical financial data for the year ended December 31, 2018, 2017, the Successor Period and the Predecessor Period are derived from our audited consolidated financial statements and the notes thereto included in Item 15 in this Annual Report on Form 10-K. The historical financial data for the year ended December 31, 2014, is derived from our audited financial statements not included in this Annual Report on Form 10-K. As discussed in “—Note 3. Fresh Start Accounting” in the Notes to the Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K, upon our emergence on the Effective Date, we adopted fresh start accounting as required by US GAAP. We applied fresh start accounting as of October 21, 2016. As a result of the application of fresh start accounting, as well as the effects of the implementation of the Plan, our consolidated financial statements on or after the Effective Date are not comparable with our consolidated financial statements prior to that date.

	Successor			Predecessor
(in thousands, except per share	December 31,		For the Period October 21, 2016 through December	For the Period January 1, 2016 through October	December 31,
amounts)	2018(5)	2017	31, 2016	20, 2016	2015(1)	2014(2)
Income Statement Data
Total revenues	$208,637	$228,753	$48,525	$193,228	$365,145	$794,183
Net income (loss)	49,784	(85,077)	9,930	1,323,079	(1,797,195)	116,929
Net income (loss) attributable to common shareholders(3)	48,390	(85,077)	9,650	1,306,557	(1,798,143)	67,271
Net income (loss) per share attributable to common shareholders
Basic and diluted	$1.91	$(3.39)	$0.39	$122.74	$(232.74)	$10.13
Other Financial Data
Net cash provided by operating activities	$107,155	$119,602	$23,644	$61,997	$213,383	$351,544
Net cash used in investing activities	(57,952)	(125,964)	(23,346)	(133,307)	(294,556)	(404,264)
Net cash (used in) provided by financing activities	(106,360)	(1,978)	—	66,757	150,709	31,114
Adjusted EBITDA(4)	111,621	125,166	26,766	93,465	315,340	474,098

(1)                                 The year ended December 31, 2015, reflects the Dequincy Divestiture, which closed on April 21, 2015.

(2)                                 The year ended December 31, 2014, reflects the sale of all ownership interest in developed and undeveloped acreage in the Pine Prairie field area of Evangeline Parish, Louisiana (“Pine Prairie Disposition”), which closed on May 1, 2014.

(3)                                 The years ended December 31, 2015 and 2014, include the effect of an undeclared Series A Preferred Stock dividend of $0.9 million and $10.4 million, respectively, which was paid in shares upon the mandatory conversion of the Preferred Stock into common shares on September 30, 2015. See “—Note 12. Preferred Stock” in the Notes to the Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K.

(4)                                 Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income (loss) and net cash provided by operating activities, see “Non GAAP Financial Measures and Reconciliations” below.

(5)                                 The year ended December 31, 2018, reflects the Anadarko Basin Divestiture, which closed on May 31, 2018. For a discussion of significant divestitures, see “—Note 9. Acquisition and Divestitures of Oil and Gas Properties” in the Notes to the Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K.

Presented below is our historical financial data as of the dates indicated. The historical balance sheet data as of December 31, 2018, 2017 and 2016, are derived from our audited consolidated financial statements and the notes thereto included in Item 15 in this Annual Report on Form 10-K. The historical balance sheet data as of December 31, 2015 and 2014, are derived from our audited financial statements not included in this Annual Report on Form 10-K.

	Successor			Predecessor
	December 31,			December 31,
(in thousands, except per share amounts)	2018(4)	2017	2016	2015(1)	2014(2)
Balance Sheet Data
Cash and cash equivalents	$11,341	$68,498	$76,838	$81,093	$11,557
Net property and equipment	553,469	574,462	631,595	523,869	2,123,116
Total assets	605,495	688,128	760,939	679,167	2,447,175
Total debt, including debt classified as current(3)	23,059	128,059	128,059	1,890,944	1,706,532
Stockholders’ equity (deficit)	541,677	485,587	561,814	(1,326,066)	465,862
Weighted average number of common shares outstanding	25,337	25,119	25,009	7,726	6,644

(1)                                 The year ended December 31, 2015, reflects the Dequincy Divestiture, which closed on April 21, 2015.

(2)                                 The year ended December 31, 2014, reflects the Pine Prairie Disposition, which closed on May 1, 2014.

(3)                                 At December 31, 2015, we were in default under our RBL. As a result, our debt was classified as current as of December 31, 2015.

(4)                                 The year ended December 31, 2018, reflects the Anadarko Basin Divestiture, which closed on May 31, 2018. For a discussion of significant divestitures, see “—Note 9. Acquisition and Divestitures of Oil and Gas Properties” in the Notes to the Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K.

Non-GAAP Financial Measures and Reconciliations

Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies.

We define Adjusted EBITDA as earnings before interest income and expense, income taxes, depreciation, depletion and amortization, property impairments, asset retirement obligation accretion, unrealized derivative gains and losses, reorganization items and non-cash share-based compensation expense. Adjusted EBITDA is not a measure of net income or cash flows as determined by US GAAP. We believe that Adjusted EBITDA is useful because it allows us to more effectively evaluate our operating performance and compare the results of our operations from period to period without regard to our financing methods or capital structure. We exclude items such as property and inventory impairments, asset retirement obligation accretion, unrealized derivative gains and losses and non-cash share-based compensation expense, net of amounts capitalized, from net income in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income or cash flows from operating activities as determined in accordance with US GAAP or as an indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. We believe that Adjusted EBITDA is a widely followed measure of operating performance and may also be used by investors to measure our ability to meet debt service requirements.

The following table presents a reconciliation of the non-GAAP financial measure of Adjusted EBITDA to the US GAAP measure of net income (loss) and net cash provided by operating activities, respectively (in thousands).

	Successor			Predecessor
	December 31,		For the Period October 21, 2016 Through December	For the Period January 1, 2016 Through October	December 31,
	2018	2017	31, 2016	20, 2016	2015	2014
Adjusted EBITDA reconciliation to net income (loss):
Net income (loss)	$49,784	$(85,077)	$9,930	$1,323,079	$(1,797,195)	$116,929
Depreciation, depletion and amortization	62,000	65,832	12,974	62,302	198,643	269,935
Impairment in carrying value of oil and gas properties	—	125,300	—	232,108	1,625,776	86,471
Loss on sale/impairment of field equipment inventory	—	—	—	—	1,997	4,056
(Gains) losses on commodity derivative contracts—net	(3,555)	(3,659)	—	—	(40,960)	(139,189)
Net cash received (paid) for commodity derivative contracts not designated as hedging instruments	(7,328)	6,891	—	—	167,669	(18,332)
Reorganization items, net	—	—	—	(1,594,281)	—	—
Income tax expense (benefit)	—	—	—	—	(9,641)	6,395
Interest income	(33)	(9)	—	(81)	(115)	(39)
Interest expense—net of amounts capitalized (Predecessor Period excludes interest expense of $89.5 million on senior and secured notes)	4,500	5,592	743	66,360	163,148	137,548
Asset retirement obligation accretion	846	1,100	210	1,414	1,610	1,706
Share-based compensation, net of amounts capitalized	5,407	9,196	2,909	2,564	4,408	8,618
Adjusted EBITDA	$111,621	$125,166	$26,766	$93,465	$315,340	$474,098

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

Overview

We are an independent exploration and production company focused on the application of modern drilling, completion and production operations techniques in oil and liquids-rich basins in the onshore United States. Our operations are focused on exploration and production activities in the Mississippian Lime.

As of December 31, 2018, our properties consisted of approximately 102,198 net acres of leasehold, with 498 gross productive wells, 85% of which we operate, and in which we held an average working interest of approximately 88%. As of December 31, 2018, our estimated net proved reserves were 72,422 MMBoe, of which 52% was oil or NGLs and 68% was proved developed. During the year ended December 31, 2018, our properties had aggregate net daily production of approximately 20,326 Boe/d.

As discussed in “—Note 3. Fresh Start Accounting” in the Notes to the Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K, upon our emergence from the Chapter 11 cases on October 21, 2016, we adopted fresh start accounting as required by US GAAP. As a result of the application of fresh start accounting, as well as the effects of the implementation of the Plan, our consolidated financial statements on or after October 21, 2016, are not comparable with our consolidated financial statements prior to that date. References to “Successor Period” relate to the financial position and results of operations for the period October 21, 2016 through December 31, 2016, and references to “Predecessor Period” refer to the financial position and results of operations of the Company from January 1, 2016 through October 20, 2016.

Recent Developments

Stock Buyback Program

On November 15, 2018, we entered into a Second Amendment to the Exit Facility (the “Second Amendment”). The Second Amendment provides the Company with the ability to make dividends and distributions, including repurchases of its equity interests in cash, in each case, subject to certain conditions.

On January 14, 2019, we announced the commencement of a tender offer to repurchase up to 5,000,000 shares of common stock at the offer price of $10.00 per share in the first quarter of 2019. On February 14, 2019, the tender offer was completed with 5,000,000 shares of common stock purchased at a purchase price of $10.00 per share. We partially funded the stock buyback by drawing down $39.0 million from our Exit Facility, with the remainder funded by cash on hand.

Sale of Anadark Basin Assets

On May 31, 2018, we closed on the sale of our Anadarko Basin assets for $58.0 million in cash ($54.1 million, net of customary closing adjustments). The net proceeds were reflected as a reduction of oil and natural gas properties, with no gain or loss recognized as the sale did not result in a significant alteration of the full cost pool. We used $50.0 million of the net proceeds from the sale of the Anadarko Basin assets to pay down a portion of outstanding borrowings under our Exit Facility and retained the remainder for general corporate purposes.

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

Stock Listing

Our common stock was listed on the NYSE on April 25, 2012 through February 3, 2016, under the symbol “MPO”. On February 3, 2016, our stock was delisted by the NYSE and began trading on the OTC Pink market under the symbol “MPOY” through October 21, 2016. On October 21, 2016, in connection with our emergence from Chapter 11, our existing common shares traded under the symbol MPOY were cancelled. On October 24, 2016, our newly issued shares of common stock in the reorganized equity were listed and began trading on the NYSE MKT under the symbol “MPO”. On May 4, 2017, our common stock began trading on the NYSE under the symbol “MPO”.

Results of Operations

Oil, NGLs and Natural Gas Revenue

Oil, NGLs and Natural Gas

Our revenues are derived from the sale of oil and natural gas production, as well as the sale of NGLs that are extracted from our high Btu content natural gas. On January 1, 2018, Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09 became effective for us. See “Critical Accounting Policies and Estimates” below as well as “Recent Accounting Pronouncements Adopted During the Period” in “—Note 4. Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K, for year ended December 31, 2018, for further discussion of updates to our revenues under FASB Accounting Standards Codification (“ASC”) 606. As a result, oil, NGLs and natural gas revenues are recognized at the point in time that control of the product is transferred to the customer and collectability is reasonably assured. Our oil and natural gas revenues do not include the effects of derivatives and may vary significantly from period to period as a result of changes in production volumes or commodity prices. Prices for oil, NGLs and natural gas fluctuate widely and affect:

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

The following table sets forth information regarding our oil, NGLs and natural gas revenues for the year ended December 31, 2018, 2017, the Successor Period and the Predecessor Period (in thousands):

	Crude Oil	Natural Gas	NGLs	Total
Revenues for the Predecessor Period (October 20, 2016)	$112,628	$48,318	$27,473	$188,419
Changes due to volumes	(113,672)	(50,479)	(29,379)	(193,530)
Changes due to price	26,593	15,796	10,297	52,686
Revenues for the Successor Period (December 31, 2016)	$25,549	$13,635	$8,391	$47,575
Changes due to volumes	90,180	46,666	34,395	171,241
Changes due to price	1,354	(593)	1,326	2,087
Revenues for the Successor Period (December 31, 2017)	$117,083	$59,708	$44,112	$220,903
Changes due to volumes	(22,124)	(10,267)	(7,381)	(39,772)
Changes due to price (1)	28,986	(17,303)	8,016	19,699
Revenues for the Successor Period (December 31, 2018)	$123,945	$32,138	$44,747	$200,830

(1)         Changes due to the price of natural gas for the year ended December 31, 2018, which includes $12.4 million, of gathering and transportation expense that as a result of ASC 606, are being net against revenues in the consolidated statements of operations. Oil, NGLs and natural gas included $0.2 million for the year ended December 31, 2018, of lease operating expenses that are now being netted against revenues in the consolidated statements of operations. See “Critical Accounting Policies and Estimates” below as well as “Recent Accounting Pronouncements Adopted During the Period” in “—Note 4. Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K for further details.

Oil, NGLs and Natural Gas Pricing

The following table sets forth information regarding average realized sales prices for the year ended December 31, 2018, 2017, the Successor Period and the Predecessor Period:

	Successor			Predecessor
	Year Ended December 31,		For the Period October 21, 2016 Through December 31,	For the Period January 1, 2016 Through October 20,
	2018	2017	2016	2016
Crude Oil:
Average sales price exclusive of realized derivatives and certain deductions from revenue (per Bbl)	$64.57	$49.45	$46.96	$37.99
Relized derviatives (per Bbl)	(3.72)	1.47	—	—
Average sales price with realized derivatives exclusive of certain deductions from revenue (per Bbl)	$60.85	$50.92	$46.96	$37.99
Certain deductions from revenue (per Bbl) (1)	(0.03)	—
Average sales price inclusive of realized derivatives and certain deductions from revenue (per Bbl) (1)	$60.82	$50.92

NGLs:
Average sales price exclusive of certain deductions from revenue (per Bbl)	$27.62	$22.64	$19.55	$14.22
Relized derviatives (per Bbl)	—	—	—	—
Average sales price exclusive of certain deductions from revenue (per Bbl)	$27.62	$22.64	$19.55	$14.22
Certain deductions from revenue (per Bbl) (1)	(0.04)	—
Average sales price inclusive of realized derivatives and certain deductions from revenue (per Bbl) (1)	$27.58	$22.64

Natural Gas:
Average sales price exclusive of realized derivatives and certain deductions from revenue (per Mcf)	$2.39	$2.64	$2.76	$2.08
Relized derviatives (per Mcf)	(0.01)	0.15	—	—
Average sales price with realized derivatives exclusive of certain deductions from revenue (per Mcf)	$2.38	$2.79	$2.76	$2.08
Certain deductions from revenue (per Mcf) (1)	(0.67)	—
Average sales price inclusive of realized derivatives and certain deductions from revenue (per Mcf) (1)	$1.71	$2.79

(1)                                 Average realized prices for the year ended December 31, 2017, were based upon revenues as presented under ASC 605.  As a result, the appropriate realized price for comparison purposes with December 31, 2018, is the average sale price exclusive of realized derivatives and certain deductions from revenue. See “Critical Accounting Policies and Estimates” below as well as “Recent Accounting Pronouncements Adopted During the Period” in “—Note 4. Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K for further details.

Oil, NGLs and Natural Gas Production

	Successor			Predecessor
	Year Ended December 31,		For the Period October 21, 2016 Through December 31,	For the Period January 1, 2016 Through October 20,
	2018	2017	2016	2016
PRODUCTION DATA:
Oil (Bbls/d)
Mississippian Lime	4,768	5,108	6,048	8,156
Anadarko Basin	1,168	1,379	1,508	1,927
Natural gas liquids (Bbls/d)
Mississippian Lime	4,014	4,273	4,843	5,326
Anadarko Basin	1,017	1,066	1,118	1,247
Natural gas (Mcf/d)
Mississippian Lime	47,791	52,797	58,816	68,107
Anadarko Basin	8,365	9,135	9,903	10,856
Combined (Boe/d)
Mississippian Lime	16,747	18,181	20,694	24,833
Anadarko Basin	3,579	3,967	4,277	4,983

Crude Oil Prices

The majority of our crude oil production is sold at prevailing market prices with an adjustment for transportation and quality. The market pricing for oil fluctuates in response to many factors that are outside of our control such as supply and demand fluctuations, trucking availability, pipeline and refinery outages, weather patterns and global events and economics.

We currently utilize fixed price swaps and three-way collars to manage the impact of changing crude prices. We did not have any open commodity derivative contract positions at December 31, 2016.

As of December 31, 2018, we had the following oil derivative contracts that extend through December 2020, which are summarized as follows:

	NYMEX WTI
	Fixed Swaps		Three-Way Collars
	Hedge Position (Bbls)	Weighted Avg Strike Price	Hedge Position (Bbls)	Weighted Avg Ceiling Price	Weighted Avg Floor Price	Weighted Avg Sub-Floor Price
Quarter Ended:
December 31, 2018	313,720	$58.59	46,000	$56.70	$50.00	$40.00
March 31, 2019(1)	74,800	$66.48	180,000	$63.14	$53.75	$43.75
June 30, 2019(1)	57,650	$64.69	182,000	$63.14	$53.75	$43.75
September 30, 2019(1)	46,000	$62.96	184,000	$63.14	$53.75	$43.75
December 31, 2019(1)	46,000	$61.43	184,000	$63.14	$53.75	$43.75
March 31, 2020(1)	—	$—	91,000	$65.75	$50.00	$40.00
June 30, 2020(1)	—	$—	91,000	$65.75	$50.00	$40.00
September 30, 2020(1)	—	$—	92,000	$65.75	$50.00	$40.00
December 31, 2020(1)	—	$—	92,000	$65.75	$50.00	$40.00

(1)                     Positions shown represent open commodity derivative contract positions as of December 31, 2018.

NGLs Prices

Our NGLs production is sold under contracts with prices at market indices less the costs for transportation and fractionation. The market price of our NGLs production, which primarily consists of ethane, propane, butane, iso-butane and natural gasoline, can be impacted by local market conditions, such as fractionation availability, and business conditions of the end users of such NGLs products, such as chemical companies, plastic manufacturers and propane dealers.

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

We currently utilize fixed price swaps and three-way collars to manage the impact of changing natural gas prices. We did not have any open commodity derivative contract positions at December 31, 2016.

As of December 31, 2018, we had the following natural gas derivative contracts that extend through March 2020, which are summarized as follows:

	NYMEX HENRY HUB
	Fixed Swaps		Three-Way Collars
	Hedge Position (MMBtu)	Weighted Avg Strike Price	Hedge Position (MMBtu)	Weighted Avg Ceiling Price	Weighted Avg Floor Price	Weighted Avg Sub-Floor Price
Quarter Ended:
December 31, 2018	2,055,000	$2.95	1,380,000	$3.40	$3.00	$2.50
March 31, 2019(1)	1,980,000	$3.01	1,350,000	$3.40	$3.00	$2.50
June 30, 2019(1)	1,365,000	$2.75	—	$—	$—	$—
September 30, 2019(1)	1,380,000	$2.75	—	$—	$—	$—
December 31, 2019(1)	465,000	$2.75	610,000	$3.45	$2.65	$2.15
March 31, 2020(1)	—	$—	910,000	$3.45	$2.65	$2.15

(1)                     Positions shown represent open commodity derivative contract positions as of December 31, 2018.

Oil Revenues

Year Ended December 31, 2018 as Compared to the Year Ended December 31, 2017

Our oil sales revenues increased by $6.8 million, or 5.8%, to $123.9 million during the year ended December 31, 2018, as compared to $117.1 million for the year ended December 31, 2017. Our average oil volumes sold decreased by 551 Bbls/d or 8.5% compared to prior year, primarily due to lower production as a result of reduced drilling activity and natural decline. Average oil sales prices, without realized derivatives and certain deductions, increased $15.12 or 30.6% compared to prior year primarily as a result of significant increases in prevailing market prices.

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

NGLs Revenues

Year Ended December 31, 2018 as Compared to the Year Ended December 31, 2017

Our NGLs sales revenues increased by $0.6 million, or 1.4%, to $44.7 million during the year ended December 31, 2018, as compared to $44.1 million for the year ended December 31, 2017. Our average NGLs volumes sold decreased by 308 Bbls/d or 5.8% compared to prior year, primarily due to lower yields of NGLs from our natural gas stream. NGLs volumes sold decreased from December 31, 2017, primarily due to lower production as a result of reduced drilling activity and natural decline. Average NGLs sales prices, without realized derivatives and certain deductions, increased $4.98 or 22.0% compared to prior year primarily as a result of significant increases in prevailing market prices for oil, which correlate with NGLs pricing.

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

Natural Gas Revenues

Year Ended December 31, 2018 as Compared to the Year Ended December 31, 2017

Our natural gas sales revenues decreased by $27.6 million, or 46.2%, to $32.1 million during the year ended December 31, 2018, as compared to $59.7 million for the year ended December 31, 2017. Our average natural gas volumes sold decreased by 5,776 Mcf/d, or 9.3% compared to prior year, primarily due to lower production as a result of reduced drilling activity and natural decline. Average natural gas sales prices, without realized derivatives and certain deductions, decreased $0.25, or 9.5% compared to prior year primarily due to lower prevailing index prices at our delivery points. Beginning January 1, 2018, we adopted ASC 606, and as a result, $12.4 million in gathering and transportation expenses for the year ended December 31, 2018, are now being netted against gas sales revenue. See “—Note 5. Impact of ASC 606 Adoption” in the Notes to the Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K for further details.

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

Gains/Losses on Commodity Derivative Contracts—Net

We currently utilize commodity derivatives to reduce our exposure to fluctuations in the prices of oil and natural gas. Accordingly, our income statements reflect (i) the recognition of unrealized gains and losses associated with our open derivative contracts as commodity prices change and commodity derivatives contracts expire or new ones are entered into, and (ii) our realized gains or losses on the settlement of these commodity derivative contracts. Unrealized gains and losses result from changes in market valuations of derivatives as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, unrealized losses are recognized. Conversely, if the expected future commodity prices decrease compared to the contract prices on the derivatives, unrealized gains are recognized. Since we have elected not to apply hedge accounting to our derivatives, we reflect the unrealized and realized gains and losses in our current income statement periods based on the mark-to-market (“MTM”) value at the end of each month. Cash flows associated with derivative financial instruments are reflected in cash flows from operations in our consolidated statements of cash flows. We had open derivative contracts at December 31, 2018 and 2017. Our open derivative contracts at December 31, 2018 extend through December 2020. We did not have any open commodity derivative contract positions at December 31, 2016.

The following table sets forth the components of our realized gain on commodity derivative contracts, net in our consolidated statements of operations (in thousands):

	Successor					Predecessor
					For the Period October 21,2016	For the Period January 1, 2016
	Year Ended December 31, 2018		Year Ended December 31, 2017		Through December 31, 2016	Through October 20, 2016
	Realized Loss	Average Sales Price	Realized Gain	Average Sales Price	Realized Gain	Realized Gain
Oil commodity contracts	$(7,152)	$60.85	$3,490	$50.92	$—	$—
Natural gas liquids commodity contracts	—	—	—	—	—	—
Natural gas commodity contracts	(176)	2.38	3,401	2.79	—	—
Total cash (payments) receipts	$(7,328)		$6,891		$—	$—

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

Other Revenues

Year Ended December 31, 2018 as Compared to the Year Ended December 31, 2017

Our other revenues increased by $0.1 million, or 2.4%, to $4.3 million during the year ended December 31, 2018, as compared to $4.2 million for the year ended December 31, 2017. Other revenue for the year ended December 31, 2018 and 2017, was primarily comprised of fees charged to other working interest owners for salt water disposal.

Successor Period

For the Successor period, other revenues were $1.0 million. Other revenue for the Successor Period was primarily comprised of fees charged to other working interest owners for salt water disposal.

Predecessor Period

For the Predecessor Period, other revenues were $4.8 million. Other revenue for the Predecessor Period was primarily comprised of fees charged to other working interest owners for salt water disposal.

Expenses

	Successor			Predecessor	Successor			Predecessor
	Year Ended December 31,		For the Period October 21, 2016 Through December31,	For the Period January 1, 2016 Through October 20,	Year Ended December 31,		For the Period October 21, 2016 Through December 31,	For the Period January 1, 2016 Through October 20,
	2018	2017	2016	2016	2018	2017	2016	2016
	(in thousands)			(in thousands)	(per Boe)			(per Boe)
EXPENSES:
Lease operating and workover	$54,229	$63,287	$15,324	$52,803	$8.14	$7.83	$8.52	$6.02
Gathering and transportation	241	14,507	3,194	14,362	0.04	1.79	1.78	1.64
Severance and other taxes	11,680	8,869	1,286	5,210	1.75	1.10	0.72	0.59
Asset retirement accretion	846	1,100	210	1,414	0.13	0.14	0.12	0.16
Depreciation, depletion, and amortization	62,000	65,832	12,974	62,302	9.31	8.14	7.22	7.11
Impairment of oil and gas properties	—	125,300	—	232,108	—	15.50	—	26.48
General and administrative	24,540	29,352	4,864	22,362	3.68	3.63	2.71	2.55
Debt restructuring costs and advisory fees	850	—	—	7,590	0.13	—	—	0.87
Total expenses	$154,386	$308,247	$37,852	$398,151	$23.18	$38.13	$21.07	$45.42

Lease Operating and Workover

Lease operating expenses represent costs incurred to bring oil and gas out of the ground and to the market, together with the daily costs incurred to maintain our producing properties. Lease operating expenses include both a portion of costs that are fixed in nature, such as infrastructure costs, as well as variable costs resulting from additional wells and production, such as chemicals and electricity, which are primarily associated with the production of produced water. The production of hydrocarbons in our operating area results in a significant amount of produced water. Our lease operating expenses are primarily driven by the handling and disposal of this produced water. As oil, NGLs, and natural gas production increases, our average lease operating expense per barrel of oil equivalent is typically reduced because fixed costs do not increase proportionately with production. Workover expense includes major remedial operations on a completed well to restore, maintain, or improve a well’s production and is closely correlated to the levels of workover activity. Because workover projects are pursued on an as needed basis and are not regularly scheduled, workover expense is not necessarily comparable from period to period.

Year Ended December 31, 2018 as Compared to the Year Ended December 31, 2017

Lease operating and workover expenses decreased $9.1 million, or 14.4%, to $54.2 million, or $8.14 per Boe, during the year ended December 31, 2018 as compared to $63.3 million, or $7.83 per Boe, for the year ended December 31, 2017. Lease operating and workover expense were down from prior year due to the Lincoln County divestiture and the Andarko Basin divestiture. Lease operating expense were also impacted by a decrease in production of 17.6% during the year ended December 31, 2018. Workover expenses increased $3.0 million, or 34%, to $11.9 million during December 31, 2018 compared to $8.9 million for the year ended December 31, 2017 as a result of our enhanced workover plan that we executed during the first half of 2018.

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

Gathering and Transportation

Gathering and transportation costs are incurred for the movement of natural gas to the contractual delivery point. For the year ended December 31, 2018, 2017, the Successor Period and the Predecessor Period, these costs relate to the amended gas transportation, gathering and processing contract which commenced during the third quarter of 2013 in our Mississippian Lime assets.

Year Ended December 31, 2018 as Compared to the Year Ended December 31, 2017

Gathering and transportation expenses decreased $14.3 million, or 98.6%, to $0.2 million, or $0.04 per Boe, during the year ended December 31, 2018 as compared to $14.5 million, or $1.79 per Boe, for the year ended December 31, 2017. Gathering and transportation expenses decreased for the year ended December 31, 2018, primarily as a result of our adoption of ASC 606 on January 1, 2018. As a result, $12.4 million in gathering and transportation expenses for the year ended December 31, 2018, are reflected as a decrease in oil, NGLs and natural gas sales in the consolidated statements of operations. Gathering and transportation, excluding adjustments for ASC 606, decreased $1.9 million for the year ended December 31, 2018, due to a decrease in natural gas production in our Mississippian Lime asset.

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

	Successor			Predecessor
	Year Ended December 31,		For the Period October 21, 2016	For the Period January 1, 2016
	2018	2017	Through December 31, 2016	Through October 20, 2016
	(in thousands)			(in thousands)
Total oil, natural gas, and natural gas liquids sales	$200,830	$220,903	$47,575	$188,419
Severance taxes	11,384	8,314	1,093	4,058
Ad valorem and other taxes	296	555	193	1,152
Severance and other taxes	$11,680	$8,869	$1,286	$5,210
Severance taxes as a percentage of sales	5.7%	3.8%	2.3%	2.2%
Severance and other taxes as a percentage of sales	5.8%	4.0%	2.7%	2.8%

Year Ended December 31, 2018 as Compared to the Year Ended December 31, 2017

Severance taxes as a percentage of sales increased for the year ended December 31, 2018, due to legislation changes in the State of Oklahoma that increased incentive tax rates on production from 1.0% to 4.0% effective July 1, 2017, and 4.0% to 7.0% effective in December of 2017.

Additionally, in March 2018, the State of Oklahoma passed legislation to further amend the gross production incentive tax rate for wells drilled beginning July 1, 2015, from 2.0% to 5.0%. The initial 2.0% rate was effective for the first thirty-six months of production and moved to 7.0% thereafter. This legislation increased the incentive tax rate to 5.0% for all new and existing wells that qualified for the 2.0% incentive tax rate for the July 2018 production period and all periods subsequent to that date.

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

Year Ended December 31, 2018 as Compared to the Year Ended December 31, 2017

DD&A expenses decreased $3.8 million, or 5.8%, to $62.0 million, or $9.31 per Boe, during the year ended December 31, 2018 as compared to $65.8 million, or $8.14 per Boe, for the year ended December 31, 2017.  During 2018, we prioritized development of two-mile laterals along with certain one-mile laterals with higher working interests, resulting in a decrease in our overall proved reserves volumes. To accomplish our current development schedule, we anticipate drilling to occur no later than 2020 and to continue for approximately three years after that date.  Depreciation, depletion and amortization per BOE increased for the year ended December 31, 2018 primarily due to this decrease in our proved reserves volumes.

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

Year Ended December 31, 2018 as Compared to the Year Ended December 31, 2017

On November 1, 2017, David Sambrooks was appointed President and Chief Executive Officer of the Company. Upon David’s appointment, we began a strategic review of all areas of operations. This review was completed during the fourth quarter of 2017 and our strategy was refined to add further focus to optimizing free cash flows and keeping leverage to a minimum. As a result, in December of 2017 we decreased our current drilling activity from two drilling rigs to one drilling rig. Further, the five-year development plan was revised from a two-rig program to a one rig program. This change in strategy (reduced 5-year drilling activity) led to a reduction in our undeveloped proved inventory under SEC guidelines from 274 locations at year end 2016 to 139 locations at year end 2017. All undeveloped locations not able to be drilled utilizing our anticipated five-year development schedule were excluded from the December 31, 2017, reserve report. We recorded an impairment of oil and gas properties of $125.3 million primarily as a result of the exclusion of proved undeveloped reserves not associated with infill drilling in the Carmen and Dacoma areas from our December 31, 2017, reserve report. We did not record an impairment of oil and gas properties during the year ended December 31, 2018.

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

Year Ended December 31, 2018 as Compared to the Year Ended December 31, 2017

G&A expenses decreased $4.9 million, or 16.7%, to $24.5 million, or $3.68 per Boe, during the year ended December 31, 2018, as compared to $29.4 million, or $3.63 per Boe, for the year ended December 31, 2017. G&A for the year ended December 31, 2018, decreased primarily due to a reduction in salaries and wages of $3.1 million, and a reduction in trailing costs incurred related to our bankruptcy of $2.5 million, as well as a decrease of $4.9 million in stock compensation expense. These decreases were partially offset by increased employee severance costs of $1.3 million as a result of a reduction-in-force that occurred during January 2018, as well as $3.4 million related to our review of various strategic options.

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

Year Ended December 31, 2018 as Compared to the Year Ended December 31, 2017

For the year ended December 31, 2018, we incurred $0.9 million of debt restructuring and advisory feees related to the sale of our Anadarko Basin assets. We did not incur any debt restructuring and advisory fees during the year ended December 31, 2017.

Successor Period

For the Successor Period, we did not incur any debt restructuring costs and advisory fees.

Predecessor Period

For the Predecessor Period, we incurred $7.6 million of debt restructuring costs and advisory fees related to our bankruptcy and restructuring process prior to the Petition Date.

Other Income/Expense

	Successor			Predecessor
	Year Ended December 31,		For the Period October 21, 2016	For the Period January 1, 2016
	2018	2017	Through December 31, 2016	Through October 20, 2016
	(in thousands)			(in thousands)
OTHER INCOME (EXPENSE)
Interest income	$33	$9	$—	$81
Interest expense	(4,490)	(7,647)	(1,409)	(70,019)
Amortization of deferred financing costs	(476)	(385)	(62)	(4,587)
Amortization of deferred gain	—	—	—	8,246
Capitalized interest	466	2,440	728	—
Interest expense—net of amounts capitalized (Predecessor Period excludes interest expense of $89.5 million on senior and secured notes)	(4,500)	(5,592)	(743)	(66,360)
Reorganization items	—	—	—	1,594,281
Total other income (expense)	$(4,467)	$(5,583)	$(743)	$1,528,002

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

Year Ended December 31, 2018 as Compared to the Year Ended December 31, 2017

Interest expense decreased $3.1 million, or 40.8%, to $4.5 million, during the year ended December 31, 2018, as compared to $7.6 million, for the year ended December 31, 2017. Interest expense decreased as a result of the average outstanding balance under our Exit Facility decreasing by $66.6 million compared to the same period in 2017. In March of 2018, we paid down $50.0 million on our Exit Facility using cash on hand. Further, we paid down $50.0 million during June 2018 using proceeds from the sale of our Anadarko assets an additional $5.0 million from cash on hand during the fourth quarter of 2018.

Our Exit Facility bears interest at LIBOR plus 4.50% per annum, subject to a 1.00% LIBOR floor. At December 31, 2018, the weighted average interest rate was 7.3%, excluding amortization expense of deferred financing costs. Total interest expense capitalized to oil and gas properties decreased for the year ended December 31, 2018, due to a $3.0 million decrease in the carrying amount of our unproved property year over year.

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

Year Ended December 31, 2018 as Compared to the Year Ended December 31, 2017

For the year ended December 31, 2018 and 2017, we did not recognized any reorganization items.

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

Provision for Income Taxes

Year Ended December 31, 2018 as Compared to the Year Ended December 31, 2017

For the year ended December 31, 2018 and 2017, we recorded no provision for income taxes due to the change in our valuation allowance recorded against our net deferred tax assets. Our valuation allowance was $109.6 million and $120.1 million for the year ended December 31, 2018 and 2017, respectively.

Successor Period

For the Successor Period, we had no provision for income taxes due to the change in our valuation allowance recorded against our net deferred tax assets.

Predecessor Period

For the Predecessor Period, we had no provision for income taxes due to the change in our valuation allowance recorded against our net deferred tax assets.

Capital Resources, Uses and Liquidity

Overview

Our decisions regarding capital structure, hedging and drilling are based upon many factors, including anticipated future commodity pricing, expected economic conditions, capital shareholder returns and recoverable reserves. Historically, our primary sources of liquidity have been our operating cash flows, proceeds from divestitures, cash on hand and cash available from borrowings under the Exit Facility.

We anticipate our operating cash flows, cash on hand and cash available from borrowings under the Exit Facility will be our primary sources of liquidity, although we may seek to supplement our liquidity through additional or refinanced borrowings or debt or equity securities offerings as circumstances and market conditions dictate. We believe the combination of these sources of liquidity will be adequate to fund anticipated capital expenditures, service our existing debt and remain compliant with all other contractual commitments.

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

In February 2019, we repurchased an aggregate of 5.0 million shares of its common stock at a price of $10.00 per share, for a total cost of $50.0 million (excluding fees and expenses relating to the tender offer).

We have historically utilized derivatives to alleviate some of the volatility in market pricing. At December 31, 2018, we had derivative contracts covering a significant portion of our 2019 and 2020 production.  Depending on changes in oil and gas futures markets and management’s view of underlying supply and demand trends, we may hedge up to 75.0% of our oil and natural gas production for the successive twelve months.  For further information, see “—Note 7. Risk Management and Derivative Instruments” in the Notes to the Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K.

Our Capital Requirements

The following table summarizes factors affecting our liquidity (in thousands):

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$11,341	$68,498
Net working capital	13,946	48,866
Total long-term debt	23,059	128,059
Available borrowing capacity	145,000	40,000

At December 31, 2018, our liquidity was $156.3 million, composed of our cash and cash equivalents and available borrowing capacity. In February 2019, we partially funded the stock buyback by drawing down $39.0 million from our Exit Facility, with the remainder funded by cash on hand.

During the year ended December 31, 2018, we incurred operational capital expenditures of $96.5 million, which consisted primarily of the following (in thousands):

For the Year Ended December 31, 2018
Drilling and completion activities	$90,220
Acquisition of acreage and seismic data	6,246
Operational capital expenditures incurred	96,466
Capitalized G&A, Office, ARO and Other	3,744
Capitalized interest	466
Total capital expenditures incurred	$100,676

Operational capital expenditures were incurred in the following areas for the year ended December 31, 2018 (in thousands):

For the Year Ended December 31, 2018
Mississippian Lime	$96,530
Anadarko Basin	(64)
Operational capital expenditures incurred	$96,466

We expect cash generated by operations and cash on hand to be sufficient to fully fund our expected capital requirements.

Significant Sources of Capital

Exit Facility

At December 31, 2018, in addition to cash on hand of $11.3 million, we maintained the Exit Facility. The Exit Facility has a current borrowing base of $170.0 million. At December 31, 2018, we had $23.1 million drawn on the Exit Facility and had outstanding letters of credit obligations totaling $1.9 million. At December 31, 2018, we had $145.0 million of availability on the Exit Facility.

The Exit Facility matures on September 30, 2020, and bears interest at LIBOR plus 4.50% per annum, subject to a 1.00% LIBOR floor. At December 31, 2018, the weighted average interest rate was 7.3%, excluding amortization expense of deferred financing costs.

On November 15, 2018, we entered into the Second Amendment. The Second Amendment provides us with the ability to make dividends and distributions, including repurchases of our equity interests in cash, in each case, so long as both before and after giving effect to any such repurchase (i) we and our subsidiaries maintain liquidity of at least $50.0 million, (ii) no default or event of default exists under the Exit Facility, (iii) the ratio of Total Net Indebtedness (as defined in the Exit Facility) to EBITDA for the most recent period of four fiscal quarters for which financial statements have been delivered pursuant to the Exit Facility Credit Agreement shall not exceed 1.50:1.00 and (iv) all repurchased equity interests of ours must be immediately retired. In February 2019, we partially funded the stock buyback by drawing down $39.0 million from our Exit Facility, with the remainder funded by cash on hand.

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

We were in compliance with all debt covenants at December 31, 2018.

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

The following information highlights the significant period-to-period variances in our cash flow amounts (in thousands):

	Successor			Predecessor
	For the Year Ended December 31,		For the Period October 21, 2016	For the Period January 1, 2016
	2018	2017	through December 31, 2016	through October 20, 2016
Net cash provided by operating activities	$107,155	$119,602	$23,644	$61,997
Net cash used in investing activities	(57,952)	(125,964)	(23,346)	(133,307)
Net cash (used in) provided by financing activities	(106,360)	(1,978)	—	66,757
Net change in cash	$(57,157)	$(8,340)	$298	$(4,553)

Cash flows provided by operating activities

We had net cash provided by operating activities of $107.2 million and $119.6 million for the year ended December 31, 2018 and 2017, respectively. The decrease in net cash provided by operating activities was primarily the result of a $7.6 million decrease in revenues from contracts with customers after consideration of $12.4 million in gathering and transportation expenses that are now being net against gas sales revenue as a result of our ASC 606 adoption, and payments made for the settlement of certain derivatives of $7.3 million as compared to receipts of derivative settlements of $6.9 million. These amounts were partially offset by a $9.1 million decrease in lease operating and workover expenses.

We had net cash provided by operating activities of $23.6 million and $62.0 million for the Successor Period and Predecessor Period, respectively.

Cash flows used in investing activities

We had net cash used in investing activities of $58.0 million and $126.0 million for the year ended December 31, 2018 and 2017, respectively. Substantially all of our capital spend is in invested into our Mississippian Lime asset. The decrease in cash used in investing activities is due to the net proceeds from the sale of our Anadarko Basin assets in May 2018 for $58.0 million in cash ($54.1 million, net of customary closing adjustments) and reduced drilling activity in our Mississippian Lime asset.

We had net cash used in investing activivities of $23.3 million and $133.3 million for the Successor Period and the Predecessor Period, respectively. Net cash used in investing activities primarily represents cash invested in property and equipment.

Cash flows provided by financing activities

Net cash used in financing activities was $106.4 million and $2.0 million for the year ended December 31, 2018 and 2017, respectively.  The increase in net cash used in financing activities for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily related gross repayments of our Exit Facility of $106.0 million.

Net cash (used in) provided by financing activities was $66.8 million for the Predecessor Period. Net cash provided by financing activities for the Predecessor Period primarily represents borrowings from the RBL of $249.4 million offset partially by repayments of the RBL of $121.3 million and repayments of the Second Lien Notes of $60.0 million.

Other Items

Obligations and commitments

We have the following contractual obligations and commitments as of December 31, 2018 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Reserves based revolving credit facility(1)	$23,059	$—	$23,059	$—	$—
Non-cancellable office lease commitments(2)	5,335	665	2,070	714	1,886
Asset retirement obligations(3)	8,087	—	—	—	8,087
Net minimum commitments(4)	$36,481	$665	$25,129	$714	$9,973

(1)                                 Amount excludes interest on our reserves based revolving credit facility as both the amount borrowed and applicable interest rate is variable. As of December 31, 2018, we had drawn down $23.1 million on our Exit Facility and had $1.9 million of outstanding letters of credit. See “—Note 11. Debt” in the Notes to the Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K for further information.

(2)                                 See “—Note 17. Commitments and Contingencies” in the Notes to the Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K, for a description of operating lease and other obligations.

(3)                                 Amounts represent our estimate of future asset retirement obligations on a discounted basis. Because these costs typically extend many years into the future, estimating these future costs requires management to make estimates and judgments that are subject to future revisions based upon numerous factors, including the rate of inflation, changing technology and the political and regulatory environment. See “—Note 10. Asset Retirement Obligations” in the Notes to the Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K.

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

Revenue Recognition

On January 1, 2018, we adopted ASC 606, using the modified retrospective method of transition. See “—Note 5. Impact of ASC 606 Adoption” in the Notes to the Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K . The primary impact to our revenues as a result of the adoption of ASC 606 is the netting of certain deductions and costs against revenue instead of the historical practice of presenting such expenses gross in gathering and transportation.

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

Natural Gas and NGLs Sales

Under our gas processing contracts, we deliver natural gas to a midstream processing entity at the wellhead or the inlet of the midstream processing entity’s system. The midstream processing entity processes the natural gas, sells the resulting NGLs and residue gas to third-parties and pays us for the NGLs and residue gas. In these scenarios, we evaluate whether we are the principal or the agent in the transaction. For those contracts in which we concluded that we were the principal, the ultimate third party is the customer, and we recognize revenue on a gross basis, with gathering, compression, processing, and transportation fees presented as an expense. Alternatively, for those contracts in which we concluded we were the agent, the purchaser is our customer, and we recognize revenue based on the net amount of the proceeds received from the purchaser.

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

Imbalances

We recognize revenue for all oil, NGLs and natural gas sold to purchasers regardless of whether the sales are proportionate to our ownership interest in the property. Production imbalances are recognized as a liability to the extent an imbalance on a specific property exceeds our share of remaining proved oil and gas reserves. We had no significant imbalances at December 31, 2018 or December 31, 2017.

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

The fair value of RSUs is based on the fair value of an unrestricted share of common stock at the grant date. We utilize the Black-Scholes-Merton option pricing model to measure the fair value of stock options. Key inputs used in the option pricing model include the risk-free interest rate, the expected volatility of the underlying stock and the expected life of the award. Non-employee director RSUs containing a market condition are treated as a liability award and the fair value is based upon a Monte Carlo simulation utilizing assumptions for expected volatility, risk-free interest rate and expected life that are updated quarterly until the award vests or expires. The CEO’s RSUs containing a market condition are treated as equity awards and the fair value is based on Monte Carlo simulation utilizing assumptions for actual and relative total shareholder return that was calculated at the grant date. The Executive Management’s RSUs containing a market condition are treated as equity awards and the fair value is based on Monte Carlo simulation utilizing assumptions for actual and relative total shareholder return that was calculated at the grant date. The key assumptions used in measuring stock compensation expense for all awards are included in “—Note 13. Equity and Share-Based Compensation” in the Notes to the Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K. We include share-based compensation expense in “General and administrative” expense in our consolidated statements of operations.

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

The accounting guidance for asset retirement obligations requires that a liability for the present value of estimated future retirement obligations be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The discounted liability is then subsequently accreted to its new present value. The amount of liability recorded for our asset retirement obligation is significantly impacted by our estimate of when the liability will be settled because of the discounting effect that occurs to reflect the liability at the present value of the future obligation. For example, at December 31, 2018, an increase of 5 years in the estimated settlement date used for asset retirement purposes would decrease the present value of our asset retirement obligation by $1.7 million, while a decrease of 5 years in the estimated settlement date would increase the present value of our asset retirement obligation by $2.0 million.

Income Taxes

The amount of income taxes recorded requires interpretations of complex rules and regulations of federal, state, and provincial tax jurisdictions. We recognize current tax expense based on estimated taxable income for the current period and the applicable statutory tax rates. We routinely assess potential uncertain tax positions and, if required, estimate and establish accruals for such amounts. We regularly assess our deferred tax assets and reduce such assets by a valuation allowance if we deem it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of our deferred tax assets is dependent upon the generation of taxable income during future periods. In light of a lack of positive evidence, we have recorded a full valuation allowance against our net deferred tax assets of $109.6 million at December 31, 2018.

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

We had estimated deductions of $10.9 million associated with the full expensing of the costs of qualified property that were incurred and placed in service during the period from September 27, 2017 to December 31, 2017. We analyzed assets placed in service after September 27, 2017, but not qualifying for full expensing as a result of being acquired under an agreement entered into prior to that date. In addition, further guidance and analysis was required in order to review the terms of our compensation plans and agreements and assess the impact of transitional guidance related to IRC Section 162(m) on awards granted prior to November 2, 2017, subject to the grandfather provisions. As a result, we had not adjusted certain tax items previously reported on its financial statements for IRC Section 162(m) until we were able to obtain sufficient information to make a reasonable estimate of the effects of the Tax Act. During the three months ended December 31, 2018, our accounting for the income tax effects of the Tax Act was completed without material changes to the previously provided estimates and no change to its income tax expense previously reported.

For further discussion please see “—Note 14. Income Taxes” in the Notes to the Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K.

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

There are various assumptions we made in determining the fair values of our assets and liabilities at the Effective Date. The most significant assumptions involve the estimated fair values of our oil and gas properties. To determine the fair values of these properties, we prepared estimates of oil, NGLs and natural gas reserves as of the Effective Date. The engineering assumptions contained within this reserves report were consistent with both (i) previous engineering assumptions made by us when preparing reserve reports in prior years and (ii) assumptions promulgated by the SEC. These assumptions include type curves and analogous reservoir characteristics determined utilizing electrical logs, radioactivity logs, core analyses, geologic maps and available downhole and production data, seismic data and well test data, to name a few. We then utilized an outside third-party expert to assist us in the preparation of a valuation report utilizing assumptions consistent with a market participant. This valuation report utilized the income approach in determining the fair value of our oil and gas reserves, excluding possible reserves, for which the market approach was utilized. The income approach involves the projection of cash flows a market participant would expect an asset or business to generate over its remaining useful life. These projected cash flows from our oil and gas properties are adjusted for risk based upon the reserves category before being further adjusted for estimates of various indirect costs associated with the production of such reserves, such as general and administrative costs, income taxes and the impact of inflation. These cash flows are projected on an annual basis for a discrete period of time and then converted to their present value using a rate of return that captures the relevant risk of achieving the projected cash flows, which is based upon an estimated required return of capital for debt and equity for a market participant. Finally, the present value of the residual value, or terminal value, is added to these discrete cash flows to arrive at the estimate of total value. The market approach, which was utilized to value possible reserves, measures value through the use of prices, market multiples and other relevant information involving identical or comparable assets or business interests, which were largely determined based upon widely utilized industry sources and other relevant data in the respective area.

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

Recent Accounting Pronouncements Adopted During the Period

In March 2018, FASB issued Accounting Standards Update 2018-05, “Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” (“ASU 2018-05”). ASU 2018-05 amends certain SEC paragraphs pursuant to the issuance of the December 2017 SEC SAB 118,  which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act’s enactment date for companies to complete its accounting under ASC 740. In accordance with SAB 118, to the extent a company has not completed its analysis of the Tax Act but can provide a reasonable estimate, it must record a provisional estimate in its financial statements. We have completed our accounting for certain tax effects of the Tax Act under the guidance of SAB 118.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 provides guidance concerning the recognition and measurement of revenue from contracts with customers. The objective of ASU 2014-09 is to increase the usefulness of information in the financial statements regarding the nature, timing and uncertainty of revenues. We adopted ASU 2014-09 using the modified retrospective approach. The adoption of this guidance did not have a material impact on our financial statements. See “—Note 5. Impact of ASC 606 Adoption” in the Notes to the Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K

Recent Accounting Pronouncements Issued But Not Yet Adopted

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 establishes a ROU model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. All leases create an asset and a liability for the lessee and therefore recognition of those lease assets and lease liabilities is required by ASU 2016-02. When measuring lease assets and liabilities, payments to be made in optional extension periods should be included if the lessee is reasonably certain to exercise the option. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 will not impact the accounting or financial presentation of the our mineral leases.

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

We have analyzed and categorized our contracts to determine if they meet the definition of a lease under ASU 2016-02. We plan to adopt the new standard using the simplified transition method described in ASU 2018-11.  Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for the dates and periods before January 1, 2019.  Additionally, the we plan to elect the package of practical expedients within ASU 2016-02 that allows an entity to not reassess prior to the effective date (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases or (iii) initial direct costs for any existing leases, but does not plan to elect the practical expedient of hindsight when determining the lease term of existing contracts at the effective date. We also plan to elect the practical expedient under ASU 2018-01 and not evaluate existing or expired land easements not previously accounted for as leases prior to the effective date.  We are working to complete our evaluation of the impact of ASU 2016-02 on the financial statements, accounting policies and internal controls, including implementation of systems and processes to capture, classify and account for leases within the scope of the new guidance and to provide the related disclosures.  At this time, the impact upon adoption of ASU 2016-02 and other related ASUs is expected to result in recognition of additional operating liabilities ranging from $4.0 million to $7.0 million, with corresponding right-of-use assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing leases.

The new standard also provides practical expedients for an entity’s ongoing accounting.  We currently expect to elect the short-term lease recognition exemption for all leases that qualify.  We also currently expect to elect the practical expedient to not separate lease and non-lease components for the majority of classes of underlying assets.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks including commodity price risk, interest rate risk and counterparty and customer risk. We address these risks through a program of risk management including the use of derivative instruments.

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The disclosures are not meant to be precise indicators of expected future losses or gains, but rather indicators of reasonably possible losses or gains. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for purposes other than speculative trading. These derivative instruments are discussed in “—Note 7. Risk Management and Derivative Instruments” in the Notes to the Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K.

Commodity Price Exposure

We are exposed to market risk as the prices of oil, NGLs and natural gas fluctuate due to changes in supply and demand. To partially reduce price risk caused by these market fluctuations, we have hedged in the past and in the long-term, expect to hedge, a significant portion of our future production.

We utilize derivative financial instruments to manage risks related to changes in oil and natural gas prices. At December 31, 2018, we utilized fixed price swaps and three-way collars to reduce the volatility of oil and natural gas prices on a portion of our future expected production. Please see “—Note 7. Risk Management and Derivative Instruments” in the Notes to the Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K for further information.

For derivative instruments recorded at fair value, the credit standing of our counterparties is analyzed and factored into the fair value amounts recognized on the balance sheet.

The fair values of our commodity derivatives are largely determined by estimates of the forward curves of the relevant price indices. At December 31, 2018, a 10% change in the forward curves associated with our commodity derivative instruments would have changed our net liability positions by the following amounts:

	10% Increase	10% Decrease
	(in thousands)
Gain (loss):
Gas derivatives	$(2,052)	$1,967
Oil derivatives	$(3,736)	$3,307

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

Interest Rate Risk

At December 31, 2018, we had indebtedness outstanding under our Exit Facility of $23.1 million, which bears interest at LIBOR plus 4.50% per annum, subject to a 1.00% LIBOR floor. Assuming the Exit Facility is fully drawn, a one percent increase in interest rates would result in a $1.7 million increase in annual interest cost, before capitalization.

At December 31, 2018, we did not have any interest rate derivatives in place and have not historically utilized interest rate derivatives. In the future, we may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues. Interest rate derivatives are used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Pursuant to General Instructions G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2019 Annual Meeting of Stockholders.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at December 31, 2018 at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of The Treadway Commission. Based on our evaluation under the Internal Control Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report that follows.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended December 31, 2018, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Midstates Petroleum Company, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Midstates Petroleum Company, Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated March 14, 2019 expressed an unqualified opinion on those financial statements.

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

March 14, 2019

ITEM 9B.  OTHER INFORMATION

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Pursuant to General Instructions G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2019 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

Pursuant to General Instructions G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2019 Annual Meeting of Stockholders.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS

Pursuant to General Instructions G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2019 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instructions G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2019 Annual Meeting of Stockholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Pursuant to General Instructions G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2019 Annual Meeting of Stockholders.

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

10.01

Purchase and Sale Agreement, dated as of March 29, 2018, by and among Midstates Petroleum Company, Inc. and Presidio Investment Holdings LLC. (filed as Exhibit 10.2 to the Company’s Form 10-Q filed on May 10, 2018, and incorporated herein by reference.)

10.02

Registration Rights Agreement, dated October 21, 2016, between Midstates Petroleum Company, Inc. and certain holders party thereto (filed as Exhibit 10.1 to the Company’s Registration Statement on Form 8-A filed on October 21, 2016, and incorporated herein by reference).

10.03**

Midstates Petroleum Company, Inc. 2016 Long Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on October 24, 2016, and incorporated herein by reference).

10.04

Senior Secured Credit Agreement, dated as of October 21, 2016, by and among Midstates Petroleum Company, Inc., Midstates Petroleum Company LLC, as borrower, SunTrust Bank, as administrative agent, and certain lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 27, 2016, and incorporated herein by reference).

10.05

First Amendment to Senior Secured Credit Agreement, dated May 24, 2017, by and among Midstates Petroleum Company, Inc., Midstates Petroleum Company LLC, as borrower, SunTrust Bank, as administrative agent, and certain lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 26, 2017, and incorporated herein by reference).

10.06

Second Amendment to Senior Secured Credit Agreement, dated November 15, 2018, by and among Midstates Petroleum Company, Inc., Midstates Petroleum Company LLC, as borrower, SunTrust Bank, as administrative agent, and certain lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2018, and incorporated herein by reference).

10.07

Borrowing Base Redetermination Agreement, dated as of October 27, 2017, by and among Midstates Petroleum Company, Inc., Midstates Petroleum Company LLC, the lenders party thereto and SunTrust Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2017, and incorporated herein by reference).

10.08**

Form of Midstates Petroleum Company, Inc. Director Restricted Stock Unit Agreement (Annual Grant Agreement) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 29, 2016, and incorporated herein by reference).

10.09**

Form of Midstates Petroleum Company, Inc. Director Restricted Stock Unit Agreement Pursuant to the 2016 Long Term Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 29, 2016, and incorporated herein by reference).

10.10**

Separation Agreement and General Release of Claims, dated as of June 7, 2017, by and between Midstates Petroleum Company, Inc. and Nelson M. Haight (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2017, and incorporated herein by reference).

10.11**

Separation Agreement and General Release of Claims, dated as of January 24, 2018, by and between Midstates Petroleum Company, Inc. and Mitchell G. Elkins (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2018, and incorporated herein by reference).

10.12**

Executive Employment Agreement, effective as of November 1, 2017, by and between Midstates Petroleum Company, Inc. and David J. Sambrooks (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 26, 2017, and incorporated herein by reference).

10.13**

Executive Employment Agreement, effective as of September 17, 2018, by and between Midstates Petroleum Company, Inc. and Richard W. McCullough (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2018, and incorporated herein by reference).

10.14**

Form of Restricted Stock Unit Award Agreement, effective as of November 1, 2017, by and between Midstates Petroleum Company, Inc. and David J. Sambrooks (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 26, 2017, and incorporated herein by reference).

10.15**

Form of Performance Stock Unit Award Agreement, effective as of November 1, 2017, by and between Midstates Petroleum Company, Inc. and David J. Sambrooks (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 26, 2017, and incorporated herein by reference).

10.16**

Separation Agreement and General Release, dated as of January 24, 2018, by and between Midstates Petroleum Company, Inc. and Mitchell G. Elkins (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2018, and incorporated herein by reference).

10.17**

Form of Midstates Petroleum Company, Inc. Executive Performance Stock Unit Agreement Pursuant to the 2016 Long Term Incentive Plan (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on March 14, 2018, and incorporated herein by reference).

10.18**

Form of Midstates Petroleum Company, Inc. Executive Restricted Stock Unit Agreement Pursuant to the 2016 Long Term Incentive Plan (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on March 14, 2018, and incorporated herein by reference).

10.19**	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 13, 2019, and incorporated herein by reference).
10.20**	Form of Performance Stock Unit Award Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 13, 2019, and incorporated herein by reference).
12.1(a)	Statement of Computation of Ratio of Earnings to Fixed Charges
21.1(a)	List of subsidiaries of the Company.
23.1(a)	Consent of Grant Thornton LLP
23.2(a)	Consent of Cawley, Gillespie & Associates, Inc.—Independent Petroleum Engineers
31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.
31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.
32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.
32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.
99.1(a)	Report of Cawley, Gillespie & Associates, Inc.
101.INS(a)	XBRL Instance Document.
101.SCH(a)	XBRL Schema Document.
101.CAL(a)	XBRL Calculation Linkbase Document.
101.DEF(a)	XBRL Definition Linkbase Document.
101.LAB(a)	XBRL Labels Linkbase Document
101.PRE(a)	XBRL Presentation Linkbase Document.

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

MIDSTATES PETROLEUM COMPANY, INC.

Dated: March 14, 2019	/s/ DAVID J. SAMBROOKS
David J. Sambrooks
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: March 14, 2019	/s/ RICHARD W. MCCULLOUGH
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

Signatures	Title	Date

/s/ DAVID J. SAMBROOKS	President, Chief Executive Officer and Director	March 14, 2019
David J. Sambrooks	(Principal Executive Officer)

/s/ RICHARD W. MCCULLOUGH	Vice President and Chief Accounting Officer	March 14, 2019
Richard W. McCullough	(Principal Financial Officer and Principal Accounting Officer)

/s/ ALAN J. CARR	Director (Chairman)	March 14, 2019
Alan J. Carr

/s/ PATRICE D. DOUGLAS	Director	March 14, 2019
Patrice D. Douglas

/s/ NEAL P. GOLDMAN	Director	March 14, 2019
Neal P. Goldman

/s/ RANDAL T. KLEIN	Director	March 14, 2019
Randal T. Klein

/s/ EVAN S. LEDERMAN	Director	March 14, 2019
Evan S. Lederman

/s/ DAVID H. PROMAN	Director	March 14, 2019
David H. Proman

/s/ TODD R. SNYDER	Director	March 14, 2019
Todd R. Snyder

MIDSTATES PETROLEUM COMPANY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated balance sheets as of December 31, 2018 and 2017	F-3

Consolidated statements of operations for the year ended December 31, 2018 (Successor Period), December 31, 2017 (Successor Period), periods October 21, 2016 through December 31, 2016 (Successor Period) and January 1, 2016 through October 20, 2016 (Predecessor Period)

F-4

Consolidated statement of changes in stockholders’ equity (deficit) for the year ended December 31, 2018 (Successor Period), December 31, 2017 (Successor Period), periods October 21, 2016 through December 31, 2016 (Successor Period) and January 1, 2016 through October 20, 2016 (Predecessor Period)

F-5

Consolidated statements of cash flows for the year ended December 31, 2018 (Successor Period), December 31, 2017 (Successor Period), periods October 21, 2016 through December 31, 2016 (Successor Period) and January 1, 2016 through October 20, 2016 (Predecessor Period)

F-6
Notes to consolidated financial statements	F-7
Supplemental oil and gas information (unaudited)	F-42
Selected quarterly financial data (unaudited)	F-46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Midstates Petroleum Company, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Midstates Petroleum Company, Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, the period from October 21, 2016 through December 31, 2016 (Successor) and the period from January 1, 2016 through October 20, 2016 (Predecessor), and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, the period from October 21, 2016 through December 31, 2016 (Successor) and the period from January 1, 2016 through October 20, 2016 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 14, 2019 expressed an unqualified opinion.

Change in accounting principle

As discussed in Note 5 to the financial statements, the Company has changed its method of accounting for revenue in the year ended December 31, 2018 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.

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

Kansas City, Missouri

March 14, 2019

MIDSTATES PETROLEUM COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,341	$68,498
Accounts receivable:
Oil and gas sales	22,165	32,455
Joint interest billing	2,474	3,297
Other	1,374	166
Commodity derivative contracts	6,940	762
Other current assets	1,684	1,510
Total current assets	45,978	106,688
PROPERTY AND EQUIPMENT:
Oil and gas properties, on the basis of full-cost accounting
Proved properties	809,272	765,308
Unproved properties not being amortized	4,050	7,065
Other property and equipment	6,345	6,508
Less accumulated depreciation, depletion, amortization and impairment	(266,198)	(204,419)
Net property and equipment	553,469	574,462
OTHER NONCURRENT ASSETS:
Commodity derivative assets	791	—
Other noncurrent assets	5,257	6,978
Total other noncurrent assets	6,048	6,978
TOTAL	$605,495	$688,128
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,511	$11,547
Accrued liabilities	25,521	42,842
Commodity derivative contracts	—	3,433
Total current liabilities	32,032	57,822
LONG-TERM LIABILITIES:
Asset retirement obligations	8,087	15,506
Commodity derivative contracts	80	562
Long-term debt	23,059	128,059
Other long-term liabilities	560	592
Total long-term liabilities	31,786	144,719

COMMITMENTS AND CONTINGENCIES (Note 17)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued or outstanding at December 31, 2018 and 2017	—	—
Warrants, 6,625,554 warrants outstanding at December 31, 2018 and 2017	37,329	37,329
Common stock, $0.01 par value, 250,000,000 shares authorized; 25,520,170 shares issued and 25,345,981 shares outstanding at December 31, 2018; and 25,272,969 shares issued and 25,173,346 shares outstanding at December 31, 2017	255	253
Treasury stock	(2,455)	(1,603)
Additional paid-in-capital	531,911	524,755
Retained deficit	(25,363)	(75,147)
Total stockholders’ equity	541,677	485,587
TOTAL	$605,495	$688,128

The accompanying notes are an integral part of these consolidated financial statements.

MIDSTATES PETROLEUM COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Successor			Predecessor
	For the Year Ended December 31,		For the Period October 21, 2016 through December	For the Period January 1, 2016 through October
	2018	2017	31, 2016	20, 2016
REVENUES:
Oil sales	$123,945	$117,083	$25,549	$112,628
Natural gas liquid sales	44,747	44,112	8,391	27,473
Natural gas sales	32,138	59,708	13,635	48,318
Other revenue	4,252	4,191	950	4,809
Total revenues from contracts with customers	205,082	225,094	48,525	193,228
Gains on commodity derivative contracts—net	3,555	3,659	—	—
Total revenues	208,637	228,753	48,525	193,228
EXPENSES:
Lease operating and workover	54,229	63,287	15,324	52,803
Gathering and transportation (Note 5)	241	14,507	3,194	14,362
Severance and other taxes	11,680	8,869	1,286	5,210
Asset retirement accretion	846	1,100	210	1,414
Depreciation, depletion, and amortization	62,000	65,832	12,974	62,302
Impairment in carrying value of oil and gas properties	—	125,300	—	232,108
General and administrative	24,540	29,352	4,864	22,362
Debt restructuring costs and advisory fees	850	—	—	7,590
Total expenses	154,386	308,247	37,852	398,151
OPERATING INCOME (LOSS)	54,251	(79,494)	10,673	(204,923)
OTHER INCOME (EXPENSE):
Interest income	33	9	—	81
Interest expense—net of amounts capitalized (Predecessor Period excludes interest expense of $89.5 million on senior and secured notes)	(4,500)	(5,592)	(743)	(66,360)
Reorganization items, net (Note 3)	—	—	—	1,594,281
Total other income (expense)	(4,467)	(5,583)	(743)	1,528,002
INCOME (LOSS) BEFORE TAXES	49,784	(85,077)	9,930	1,323,079
Income tax benefit	—	—	—	—
NET INCOME (LOSS)	$49,784	$(85,077)	$9,930	$1,323,079
Predecessor participating securities—non-vested restricted stock	—	—	—	(16,522)
Successor participating securities— non-vested restricted stock	(1,394)	—	(280)	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$48,390	$(85,077)	$9,650	$1,306,557
Basic and diluted net income (loss) per share attributable to common shareholders	$1.91	$(3.39)	$0.39	$122.74
Basic and diluted weighted average number of common shares outstanding (Note 15)	25,337	25,119	25,009	10,645

The accompanying notes are an integral part of these consolidated financial statements.

MIDSTATES PETROLEUM COMPANY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(See Notes 12 and 13 for share history)

(In thousands)

	Series A Preferred Stock	Common Stock	Warrants	Treasury Stock	Additional Paid-in-Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2015 (Predecessor)	$—	$110	$—	$(3,081)	$888,247	$(2,211,342)	$(1,326,066)
Share-based compensation	—	(6)	—	—	3,045	—	3,039
Acquisition of treasury stock	—	—	—	(53)	—	—	(53)
Net income	—	—	—	—	—	1,323,079	1,323,079
Balance as of October 21, 2016 (Predecessor)	$—	$104	$—	$(3,134)	$891,292	$(888,263)	$(1)
Cancellation of predecessor equity	—	(104)	—	3,134	(891,292)	888,263	1
Balance as of October 21, 2016 (Predecessor)	$—	$—	$—	$—	$—	$—	$—
Issuance of successor common stock	—	247	—	—	510,905	—	511,152
Issuance of successor warrants	—	—	37,329	—	—	—	37,329
Balance as of October 21, 2016 (Successor)	$—	$247	$37,329	$—	$510,905	$—	$548,481
Issuance of successor common stock	—	3	—	—	—	—	3
Share-based compensation	—	—	—	—	3,400	—	3,400
Net income	—	—	—	—	—	9,930	9,930
Balance as of December 31, 2016 (Successor)	$—	$250	$37,329	$—	$514,305	$9,930	$561,814
Issuance of successor common stock	—	3	—	—	10,450	—	10,453
Share-based compensation	—	—	—	(1,603)	—	—	(1,603)
Net loss	—	—	—	—	—	(85,077)	(85,077)
Balance as of December 31, 2017 (Successor)	$—	$253	$37,329	$(1,603)	$524,755	$(75,147)	$485,587
Share-based compensation	—	2	—	—	7,156	—	7,158
Acquisition of treasury stock	—	—	—	(852)	—	—	(852)
Net income	—	—	—	—	—	49,784	49,784
Balance as of December 31, 2018 (Successor)	$—	$255	$37,329	$(2,455)	$531,911	$(25,363)	$541,677

The accompanying notes are an integral part of these consolidated financial statements.

MIDSTATES PETROLEUM COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Successor			Predecessor
	Year Ended December 31,		For the Period October 21, 2016 through	For the Period January 1, 2016 through
	2018	2017	December 31, 2016	October 20, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$49,784	$(85,077)	$9,930	$1,323,079
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Gains on commodity derivative contracts—net	(3,555)	(3,659)	—	—
Net cash received (paid) for commodity derivative contracts not designated as hedging instruments	(7,328)	6,891	—	—
Asset retirement accretion	846	1,100	210	1,414
Depreciation, depletion, and amortization	62,000	65,832	12,974	62,302
Impairment in carrying value of oil and gas properties	—	125,300	—	232,108
Share-based compensation, net of amounts capitalized to oil and gas properties	5,407	9,196	2,909	2,564
Amortization of deferred financing costs	476	385	63	4,587
Paid-in-kind interest expense	—	—	—	3,531
Amortization of deferred gain on debt restructuring	—	—	—	(8,246)
Operating lease abandonment	—	—	—	1,574
Non-cash reorganization items	—	—	—	(1,630,873)
Change in operating assets and liabilities:
Accounts receivable—oil and gas sales	8,690	2,766	(115)	(2,391)
Accounts receivable—JIB and other	(744)	3,362	(1,812)	22,002
Other current and noncurrent assets	537	283	1,783	(5,868)
Accounts payable	(1,779)	2,961	(1,555)	1,797
Accrued liabilities	(7,145)	(8,973)	(740)	55,160
Other	(34)	(765)	(3)	(743)
Net cash provided by operating activities	$107,155	$119,602	$23,644	$61,997
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	$(112,398)	$(130,199)	$(23,346)	$(133,307)
Proceeds from the sale of oil and gas properties	54,091	2,885	—	—
Proceeds from the sale of oil and gas equipment	355	1,350	—	—
Net cash used in investing activities	$(57,952)	$(125,964)	$(23,346)	$(133,307)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	$1,000	$—	$—	$249,384
Repayment of long-term borrowings	—	—	—	(60,000)
Repayment of revolving credit facility	(106,000)	—	—	(121,324)
Deferred financing costs	(508)	(375)	—	(1,250)
Repurchase of restricted stock for tax withholdings	(852)	(1,603)	—	(53)
Net cash (used in) provided by financing activities	$(106,360)	$(1,978)	$—	$66,757
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(57,157)	$(8,340)	$298	$(4,553)
Cash and cash equivalents, beginning of period	$68,498	$76,838	$76,540	$81,093
Cash and cash equivalents, end of period	$11,341	$68,498	$76,838	$76,540

The accompanying notes are an integral part of these consolidated financial statements.

MIDSTATES PETROLEUM COMPANY, INC.

Notes to Consolidated Financial Statements

1. Organization and Business

Midstates Petroleum Company, Inc. engages in the business of drilling for, and the production of, oil, natural gas liquids (“NGLs”) and natural gas in Oklahoma. Midstates Petroleum Company, Inc. was incorporated pursuant to the laws of the State of Delaware on October 25, 2011 to become a holding company for Midstates Petroleum Company LLC (“Midstates Sub”), which was previously a wholly-owned subsidiary of Midstates Petroleum Holdings LLC (“Holdings LLC”). Pursuant to the terms of a corporate reorganization that was completed in connection with the closing of Midstates Petroleum Company, Inc.’s initial public offering, all of the interests in Midstates Petroleum Holdings LLC were exchanged for newly issued common shares of Midstates Petroleum Company, Inc., and as a result, Midstates Petroleum Company LLC became a wholly-owned subsidiary of Midstates Petroleum Company, Inc. and Midstates Petroleum Holdings LLC ceased to exist as a separate entity. The terms “Company,” “we,” “us,” “our,” and similar terms when used in the present tense, prospectively or for historical periods since April 25, 2012, refer to Midstates Petroleum Company, Inc. and its subsidiary.

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

On May 31, 2018, the Company closed on the sale of its Anadarko Basin assets for $58.0 million in cash ($54.1 million, net of closing adjustments). The net proceeds were reflected as a reduction of oil and natural gas properties, with no gain or loss recognized as the sale did not result in a significant alteration of the full cost pool. The Company used $50.0 million of the net proceeds from the sale of the Anadarko Basin assets to pay down a portion of outstanding borrowings under the Company’s reserves based revolving credit facility (the “Exit Facility”) and retained the remainder for general corporate purposes.

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

Plan of Reorganization

Pursuant to the confirmed Plan, the significant transactions that occurred upon the Effective Date were as follows:

•                  Substantial Deleveraging of the Balance Sheet: (i) The permanent pay-down of $81.3 million of the Company’s RBL, with a $170.0 million Exit Facility established upon the Effective Date, (ii) the pay-down of $60.0 million of the Company’s Second Lien Notes in cash and (iii) the conversion into equity of all of the Company’s remaining debt junior to the RBL;

•                  Credit Facility Claims: Holders of allowed claims arising under the RBL (the “Credit Facility Claims”) received their pro-rata share of approximately $81.3 million in cash and the RBL was superseded, pursuant to the Plan, by the Exit Facility, as further described below;

•                  Second Lien Notes Claims: Holders of allowed claims arising under the Second Lien Notes (the “Second Lien Notes Claims”) received their pro-rata share of (i) 96.25% of the reorganized equity in the form of common stock and (ii) a cash payment of $60.0 million;

•                  Third Lien Notes Claims: Holders of allowed claims arising under the Third Lien Notes (the “Third Lien Notes Claims”), pursuant to a settlement with holders of Second Lien Notes Claims on terms more fully set forth in the Plan (the “Second/Third Lien Plan Settlement”), received their pro-rata share of 2.5% of the reorganized equity in the form of common stock and warrants to acquire 4,411,765 shares of common stock at a strike price of $24.00 per common share with an expiration date 42 months after the Effective Date;

•                  Unsecured Claims: Holders (the “Unsecured Noteholders”) of allowed claims arising under the Debtors’ 10.75% Senior Unsecured Notes due 2020 (the “2020 Notes Claims”), the holders of allowed claims arising under the 9.25% Senior Unsecured Notes due 2021 (the “2021 Notes Claims” and together with the 2020 Notes Claims, the “Unsecured Notes Claims”), and the Holders of other general unsecured claims received their pro-rata share of 1.25% of reorganized equity in the form of common stock and warrants to acquire 2,213,789 shares of common stock (the “Unencumbered Assets Equity Distribution”) at a strike price of $46.00 per common share with an expiration date 42 months after the Effective Date;

•                  Existing Equity: All existing equity interests were extinguished and existing equity holders did not receive any consideration in respect of their equity interests;

•                  New Equity: On the Effective Date, the Company issued 24,687,500 shares of common stock of the reorganized Company. On November 9, 2016, the Company issued an additional 294,967 shares of common stock of the reorganized Company pursuant to the Plan. At the Effective Date, the Company was obligated to issue 17,533 additional common sharespursuant to the Plan. The total authorized reorganized capital stock consists of 250,000,000 shares of common stock and 50,000,000 shares of preferred stock;

•                  Exit Facility: The Company’s RBL, which was redetermined with a borrowing base of $170.0 million in April 2016, was superseded, pursuant to the Plan, by the Exit Facility. See “—Note 11. Debt” for further information regarding the Exit Facility; and

•                  Long-Term Incentive Plan: A management equity incentive plan (the “2016 LTIP”) was established under which 10.0% of the reorganized equity (on a fully-diluted/fully-distributed basis) was reserved for grants to be made from time to time to the directors, officers, and other members of management.

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

As a result of the adoption of Accounting Standards Update 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), certain balances included in the consolidated statements of operations for prior periods have been reclassified to conform to the 2018 presentation. These reclassifications had no impact on net income, cash flows or stockholders’ equity for any period presented.

Fresh Start Accounting

Upon emergence from bankruptcy, the Company adopted fresh start accounting. Adopting fresh start accounting results in a new reporting entity for financial reporting purposes with no beginning retained earnings or deficit. As a result of the application of fresh start accounting, as well as the effects of the implementation of the Plan, the Company’s consolidated financial statements on or after October 21, 2016, are not comparable with the Company’s consolidated financial statements prior to that date.

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

Significant estimates include, but are not limited to the estimates of reorganization value, enterprise value and fair value of assets and liabilities upon emergence from bankruptcy and application of fresh start accounting, the estimate of revenue recognition, the estimate of recoverable oil and natural gas reserves and related present value estimates of future net cash flows derived therefrom, legal and environmental risks and exposures, the fair value of share-based compensation, income taxes and the valuation of future asset retirement obligations.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. The Company’s total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank per depositor. The Company had cash balances on deposit at December 31, 2018 and 2017, that exceeded the balance insured by the FDIC in the amount of $12.8 million and $70.4 million, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the historical carrying amount net of any allowance for uncollectible accounts. The carrying amount of the Company’s accounts receivable approximate fair value because of the short-term nature of the instruments. Many of the Company’s receivables are from joint interest owners in properties in which the Company is the operator. The Company may withhold future revenue disbursements to recover any non-payment of these joint interest billings under certain circumstances. The Company routinely assesses the collectability of all material trade and other receivables and the Company accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. As of December 31, 2018 and 2017, the Company had no allowance for doubtful accounts.

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, receivables, payables, debt, and commodity derivative contracts. Commodity derivative contracts are recorded at fair value; see “—Note 6. Fair Value Measurements of Financial Instruments”. The fair value of the Company’s long-term debt is disclosed, see “—Note 11. Debt”. The carrying amount of the Company’s other financial instruments approximate fair value because of the short-term nature of the items or variable pricing.

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

During the year ended December 31, 2018 and 2017, the Company transferred $3.0 million and $58.0 million, respectively, of unevaluated property to the full cost pool. As discussed below under “—Note 9. Acquisition and Divestitures of Oil and Gas Properties”, the Company divested its Anadarko Basin assets in the second quarter of 2018. As part of that divestiture, all remaining unevaluated property, or approximately $3.0 million was allocated to the full cost pool. As discussed below under “Impairment of Oil and Gas Properties/Ceiling Test” the Company’s strategy was refined during 2017 to focus on optimizing free cash flow, keeping leverage to a minimum and drilling only those locations that had the best probability of a reasonable rate of return. Therefore, unevaluated property value not associated with the Company’s refined drilling focus were allocated to the full cost pool at December 31, 2017.

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

For the year ended December 31, 2017, and the Predecessor Period, the Company recorded impairments of oil and gas properties of $125.3 million and $232.1 million, respectively. The Company recorded an impairment of oil and gas properties of $125.3 million primarily as a result of the exclusion of proved undeveloped reserves not associated with infill drilling in the Carmen and Dacoma areas from its December 31, 2017, reserve report. During the Predecessor Period, a significant and sustained decline in the average oil and natural gas sales price utilized in calculating the present value of estimated future net revenues from projected production of oil and gas reserves was the primary factor that led to the full-cost ceiling impairments.  The Company did not record an impairment of oil and gas properties for the year ended December 31, 2018.

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

Accrued Liabilities

At December 31, 2018 and 2017, accrued liabilities consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Accrued oil and gas capital expenditures	$1,534	$9,081
Accrued revenue and royalty distributions	13,302	18,701
Accrued lease operating and workover expense	2,843	5,150
Accrued interest	209	108
Accrued taxes	1,813	2,758
Compensation and benefit related accruals	2,855	4,520
Other	2,965	2,524
Accrued liabilities	$25,521	$42,842

Asset Retirement Obligations

The legal obligations associated with the retirement of long-lived assets are recognized at the time that the obligation is incurred.

Oil and gas producing companies incur such a liability upon drilling or acquiring a well. The Company estimates the amount of an asset retirement obligation in the period in which the obligation is incurred and can be reliably measured. The corresponding asset retirement cost is capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depleted over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, any adjustment is recorded to the full cost pool. See “—Note 10. Asset Retirement Obligations”.

Share-Based Compensation

The Company measures share-based compensation cost at fair value and generally recognizes the corresponding compensation expense on a straight-line basis over the service period during which awards are expected to vest for periods prior to the Effective Date. For periods subsequent to the Effective Date, the Company recognizes compensation expense on graded and straight-line vesting basis. Share-based compensation expense, net of amounts capitalized to oil and gas properties, is included in “General and administrative” expense in our consolidated statements of operations and “Accrued liabilities” in our consolidated balance sheets. See “—Note 13. Equity and Share-Based Compensation”.

Revenue Recognition

On January 1, 2018, we adopted ASC 606, using the modified retrospective method of transition. The primary impact to our revenues as a result of the adoption of ASC 606 is the netting of certain deductions and costs against revenue instead of the historical practice of presenting such expenses gross in gathering and transportation.

Oil, NGLs and natural gas revenues are recognized at the point in time that control of the product is transferred to the customer and collectability is reasonably assured. Other revenue consists of iodine royalty income, which are point in time sales, and salt water disposal income, which is recognized over time. Production imbalances are recognized as a liability to the extent an imbalance on a specific property exceeds the Company’s share of remaining proved oil and gas reserves. The Company had no significant imbalances at December 31, 2018 and 2017.

Acquisition and Transaction Costs

Acquisition and transaction related costs are expensed as incurred and as services are received. Such costs include finders’ fees, advisory, legal, accounting, valuation and other professional and consulting fees, and acquisition related general and administrative costs. See “—Note 9. Acquisition and Divestitures of Oil and Gas Properties”.

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

In December of 2017, the U.S. government enacted comprehensive tax legislation that includes significant changes to the taxation of business entities, including, among other provisions, a permanent reduction to the corporate income tax rate. See “—Note 14. Income Taxes” for further information.

Income (Loss) Per Share

Net income (loss) per common share is calculated utilizing the two-class method by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted net income (loss) per common share is calculated under the two-class method and the treasury stock method by dividing net income (loss) available to common shareholders by the weighted-average number of diluted common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for the diluted net income (loss) per share calculations consist of unvested restricted stock awards, warrants and outstanding stock options for the years ended December 31, 2018 and 2017, and the Successor Period. Potentially dilutive securities for the diluted net income (loss) per share calculations consist of the Company’s Series A Preferred Stock using the if-converted method (in periods prior to the Preferred Stock’s mandatory conversion date) and unvested restricted stock awards for the Predecessor Period. When a loss from continuing operations exists, all potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted net income (loss) per share. See “—Note 15. Income (Loss) Per Share.”

Recent Accounting Pronouncements Adopted During the Period

In March 2018, the FASB issued Accounting Standards Update 2018-05, “Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. ASU 2018-05 amends certain SEC paragraphs pursuant to the issuance of the December 2017 SEC SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act’s enactment date for companies to complete its accounting under ASC 740. In accordance with SAB 118, to the extent a company has not completed its analysis of the Tax Act but can provide a reasonable estimate, it must record a provisional estimate in its financial statements. The Company has completed its accounting for certain tax effects of the Tax Act under the guidance of SAB 118. See “—Note 14. Income Taxes” for further information.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 provides guidance concerning the recognition and measurement of revenue from contracts with customers. The objective of ASU 2014-09 is to increase the usefulness of information in the financial statements regarding the nature, timing and uncertainty of revenues.

The Company adopted ASU 2014-09 using the modified retrospective approach. The adoption of this guidance did not have a material impact on the Company’s financial statements. See “—Note 5. Impact of ASC 606 Adoption” for further information.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 establishes a ROU model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. All leases create an asset and a liability for the lessee and therefore recognition of those lease assets and lease liabilities is required by ASU 2016-02. When measuring lease assets and liabilities, payments to be made in optional extension periods should be included if the lessee is reasonably certain to exercise the option. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 will not impact the accounting or financial presentation of the our mineral leases.

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

The Company has analyzed and categorized its contracts to determine if they meet the definition of a lease under ASU 2016-02. The Company plans to adopt the new standard using the simplified transition method described in ASU 2018-11.  Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for the dates and periods before January 1, 2019.  Additionally, the Company plans to elect the package of practical expedients within ASU 2016-02 that allows an entity to not reassess prior to the effective date (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases or (iii) initial direct costs for any existing leases, but does not plan to elect the practical expedient of hindsight when determining the lease term of existing contracts at the effective date. The Company also plans to elect the practical expedient under ASU 2018-01 and not evaluate existing or expired land easements not previously accounted for as leases prior to the effective date.  The Company is working to complete its evaluation of the impact of ASU 2016-02 on its financial statements, accounting policies and internal controls, including implementation of systems and processes to capture, classify and account for leases within the scope of the new guidance and to provide the related disclosures.  At this time, the impact upon adoption of ASU 2016-02 and other related ASUs is expected to result in recognition of additional operating liabilities ranging from $4.0 million to $7.0 million, with corresponding right-of-use assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing leases.

The new standard also provides practical expedients for an entity’s ongoing accounting.  The Company currently expects to elect the short-term lease recognition exemption for all leases that qualify.  The Company also currently expects to elect the practical expedient to not separate lease and non-lease components for the majority of classes of underlying assets.

5. Impact of ASC 606 Adoption

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method of transition. ASC 606 supersedes previous revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition (“ASC 605”) and includes a five-step revenue recognition model to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

The impact of adoption on the Company’s results is as follows for the periods presented (in thousands):

	December 31, 2018
	Under ASC 606	Under ASC 605	Decrease

Oil sales	$123,945	$124,006	$(61)
Natural gas liquid sales	44,747	44,818	(71)
Natural gas sales	32,138	44,651	(12,513)
Gathering and transportation	241	12,646	(12,405)
Lease operating and workover expense	54,229	54,469	(240)

Net income	$49,784	$49,784	$—

Retained deficit	$(25,363)	$(25,363)	$—

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

Imbalances

The Company recognizes revenue for all oil, NGLs and natural gas sold to purchasers regardless of whether the sales are proportionate to the Company’s ownership interest in the property. Production imbalances are recognized as a liability to the extent an imbalance on a specific property exceeds the Company’s share of remaining proved oil and gas reserves. The Company had no significant imbalances at December 31, 2018.

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

Prior-period performance obligations

The Company records revenue in the month production is delivered and control passes to the customer. However, settlement statements and payment may not be received for 30 to 90 days after the date production occurs, and as a result, the Company is required to estimate the amount of production that was delivered and the price that will be received for the sale of the product. The Company utilizes its knowledge of the properties, its historical performance, the anticipated effect of weather conditions during the month of production, NYMEX and local spot market prices and other pertinent factors as the basis for these estimates. The Company records the variances between its estimates and the actual amounts received in the month payment is received and such variances have historically not been significant. For the year ended December 31, 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

6. Fair Value Measurements of Financial Instruments

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Derivative Instruments

Commodity derivative contracts reflected in the consolidated balance sheets are recorded at estimated fair value. At December 31, 2018, all of the Company’s commodity derivative contracts were with four bank counterparties and were classified as Level 2 in the fair value input hierarchy.

Derivative instruments listed below are presented gross and include swaps and collars that are carried at fair value. The Company records the net change in the fair value of these positions in “Gains on commodity derivative contracts — net” in the Company’s consolidated statements of operations.

	Fair Value Measurements at December 31, 2018
		Significant Other	Significant
	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(in thousands)
Derivative Assets:
Commodity derivative oil swaps	$—	$3,806	$—	$3,806
Commodity derivative gas swaps	$—	$236	$—	$236
Commodity derivative oil collars	$—	$9,306	$—	$9,306
Commodity derivative gas collars	$—	$577	$—	$577
Total assets	$—	$13,925	$—	$13,925

Derivative Liabilities:
Commodity derivative oil swaps	$—	$—	$—	$—
Commodity derivative gas swaps	$—	$(443)	$—	$(443)
Commodity derivative oil collars	$—	$(5,199)	$—	$(5,199)
Commodity derivative gas collars	$—	$(632)	$—	$(632)
Total liabilities	$—	$(6,274)	$—	$(6,274)

	Fair Value Measurements at December 31, 2017
		Significant Other	Significant
	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(in thousands)
Derivative Assets:
Commodity derivative oil swaps	$—	$—	$—	$—
Commodity derivative gas swaps	$—	$821	$—	$821
Commodity derivative oil collars	$—	$952	$—	$952
Commodity derivative gas collars	$—	$2,611	$—	$2,611
Total assets	$—	$4,384	$—	$4,384

Derivative Liabilities:
Commodity derivative oil swaps	$—	$(3,679)	$—	$(3,679)
Commodity derivative gas swaps	$—	$—	$—	$—
Commodity derivative oil collars	$—	$(2,605)	$—	$(2,605)
Commodity derivative gas collars	$—	$(1,333)	$—	$(1,333)
Total liabilities	$—	$(7,617)	$—	$(7,617)

7. Risk Management and Derivative Instruments

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

Inherent in the Company’s portfolio of commodity derivative contracts are certain business risks, including market risk and credit risk. Market risk is the risk that the price of the commodity will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the Company’s counterparty to a contract. The Company does not require collateral from its counterparties but does attempt to minimize its credit risk associated with derivative instruments by entering into derivative instruments only with counterparties that are large financial institutions, which management believes present minimal credit risk. In addition, to mitigate its risk of loss due to default, the Company has entered into agreements with its counterparties of its derivative instruments that allow the Company to offset its asset position with its liability position in the event of default by the counterparty. Due to the netting arrangements, had the Company’s counterparties failed to perform under existing commodity derivative contracts, the maximum loss at December 31, 2018, would have been $7.7 million.

Commodity Derivative Contracts

The Company has entered into various oil and natural gas derivative contracts that extend through December 2020, summarized as follows:

	NYMEX WTI
	Fixed Swaps		Three-Way Collars
	Hedge Position (Bbls)	Weighted Avg Strike Price	Hedge Position (Bbls)	Weighted Avg Ceiling Price	Weighted Avg Floor Price	Weighted Avg Sub-Floor Price
Quarter Ended:
December 31, 2018	313,720	$58.59	46,000	$56.70	$50.00	$40.00
March 31, 2019(1)	74,800	$66.48	180,000	$63.14	$53.75	$43.75
June 30, 2019(1)	57,650	$64.69	182,000	$63.14	$53.75	$43.75
September 30, 2019(1)	46,000	$62.96	184,000	$63.14	$53.75	$43.75
December 31, 2019(1)	46,000	$61.43	184,000	$63.14	$53.75	$43.75
March 31, 2020(1)	—	$—	91,000	$65.75	$50.00	$40.00
June 30, 2020(1)	—	$—	91,000	$65.75	$50.00	$40.00
September 30, 2020(1)	—	$—	92,000	$65.75	$50.00	$40.00
December 31, 2020(1)	—	$—	92,000	$65.75	$50.00	$40.00

	NYMEX HENRY HUB
	Fixed Swaps		Three-Way Collars
	Hedge Position (MMBtu)	Weighted Avg Strike Price	Hedge Position (MMBtu)	Weighted Avg Ceiling Price	Weighted Avg Floor Price	Weighted Avg Sub-Floor Price
Quarter Ended:
December 31, 2018	2,055,000	$2.95	1,380,000	$3.40	$3.00	$2.50
March 31, 2019(1)	1,980,000	$3.01	1,350,000	$3.40	$3.00	$2.50
June 30, 2019(1)	1,365,000	$2.75	—	$—	$—	$—
September 30, 2019(1)	1,380,000	$2.75	—	$—	$—	$—
December 31, 2019(1)	465,000	$2.75	610,000	$3.45	$2.65	$2.15
March 31, 2020(1)	—	—	910,000	$3.45	$2.65	$2.15

(1)                           Positions shown represent open commodity derivative contract positions as of December 31, 2018.

Balance Sheet Presentation

The following table summarizes the net fair values of commodity derivative instruments by the appropriate balance sheet classification in the Company’s consolidated balance sheets for the periods presented (in thousands):

Type	Balance Sheet Location (1)	December 31, 2018	December 31, 2017
Oil swaps	Derivative financial instruments — current assets	$3,806	$—
Gas swaps	Derivative financial instruments — current assets	(207)	821
Oil collars	Derivative financial instruments — current assets	3,316	(760)
Gas collars	Derivative financial instruments — current assets	25	701
Total derivative financial instruments — current assets		$6,940	$762

Oil collars	Derivative financial instruments — noncurrent assets	$791	—
Total derivative financial instruments — noncurrent assets		$791	$—

Oil swaps	Derivative financial instruments — current liabilities	$—	$(3,679)
Oil collars	Derivative financial instruments — current liabilities	—	(370)
Gas collars	Derivative financial instruments — current liabilities	—	616
Total derivative financial instruments — current liabilities		$—	$(3,433)

Oil collars	Derivative financial instruments — noncurrent liabilities	$—	$(523)
Gas collars	Derivative financial instruments — noncurrent liabilities	(80)	(39)
Total derivative financial instruments — noncurrent liabilities		$(80)	$(562)

Total derivative fair value at period end		$7,651	$(3,233)

(1)                           The fair values of commodity derivative instruments reported in the Company’s consolidated balance sheets are subject to netting arrangements and qualify for net presentation.

The following table summarizes the location and fair value amounts of all commodity derivative instruments in the consolidated balance sheets, as well as the gross recognized derivative assets, liabilities and amounts offset in the consolidated balance sheets for the periods presented (in thousands):

		December 31, 2018
Not Designated as		Gross Recognized	Gross Amounts	Net Recognized Fair Value
ASC 815 Hedges	Balance Sheet Location Classification	Assets/Liabilities	Offset	Assets/Liabilities
Derivative Assets:
Commodity contracts	Derivative financial instruments — current	$11,066	$(4,126)	$6,940
Commodity contracts	Derivative financial instruments — noncurrent	2,859	(2,068)	791
		$13,925	$(6,194)	$7,731
Derivative Liabilities:
Commodity contracts	Derivative financial instruments — current	$(4,126)	$4,126	$—
Commodity contracts	Derivative financial instruments — noncurrent	(2,148)	2,068	(80)
		$(6,274)	$6,194	$(80)

		December 31, 2017
Not Designated as		Gross Recognized	Gross Amounts	Net Recognized Fair Value
ASC 815 Hedges	Balance Sheet Location Classification	Assets/Liabilities	Offset	Assets/Liabilities
Derivative Assets:
Commodity contracts	Derivative financial instruments — current	$3,479	$(2,717)	$762
Commodity contracts	Derivative financial instruments — noncurrent	905	(905)	—
		$4,384	$(3,622)	$762
Derivative Liabilities:
Commodity contracts	Derivative financial instruments — current	$(6,150)	$2,717	$(3,433)
Commodity contracts	Derivative financial instruments — noncurrent	(1,467)	905	(562)
		$(7,617)	$3,622	$(3,995)

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

The following table presents net cash received for commodity derivative contracts and unrealized net (losses) gains recorded by the Company related to the change in fair value of the derivative instruments in “Gains on commodity derivative contracts—net” for the periods presented (in thousands):

	Successor			Predecessor
	For the Year Ended December 31,		For the Period October 21, 2016 through	For the Period January 1, 2016 through
	2018	2017	December 31, 2016	October 20, 2016
Net cash (paid) received for commodity derivative contracts	$(7,328)	$6,891	$—	$—
Unrealized net gains (losses)	10,883	(3,232)	—	—
Gains on commodity derivative contracts—net	$3,555	$3,659	$—	$—

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

8. Property and Equipment

The Company’s property and equipment as of the dates presented was as follows (in thousands):

	December 31, 2018	December 31, 2017
Oil and gas properties, on the basis of full-cost accounting:
Proved properties	$809,272	$765,308
Unproved properties not being amortized	4,050	7,065
Other property and equipment	6,345	6,508
Less accumulated depreciation, depletion, amortization and impairment	(266,198)	(204,419)
Net property and equipment	$553,469	$574,462

For the years ended December 31, 2018, 2017, the Successor Period and the Predecessor Period, depletion expense related to oil and gas properties was $60.0 million, $63.4 million, $12.6 million, and $59.9 million, respectively, and $9.00, $7.85, $7.00, and $6.84 per Boe, respectively. For the year ended December 31, 2018, 2017, Successor Period, and Predecessor Period, depreciation expense related to other property and equipment was $2.0 million, $2.4 million, $0.4 million and $2.4 million, respectively.

For the years ended December 31, 2018, 2017, and the Successor Period, interest capitalized to unevaluated properties was $0.5 million, $2.4 million and $0.7 million, respectively. For the year ended December 31, 2018, 2017, Successor Period, and Predecessor Period, the Company capitalized $2.8 million, $5.3 million, $1.4 million and $3.4 million, respectively, of internal costs to oil and gas properties, including $0.9 million, $2.0 million, $0.6 million and $0.5 million, respectively, of qualifying share-based compensation expense, see “—Note 13. Equity and Share-Based Compensation”.

9. Acquisition and Divestitures of Oil and Gas Properties

Lincoln Divestiture

On July 26, 2017, the Company closed on the sale of certain oil and gas properties in Lincoln County, Oklahoma, for $7.0 million in cash ($2.9 million, net after assumption of liabilities). The net proceeds from the sale were retained for general corporate purposes.

Anadarko Divestiture

On May 31, 2018, the Company closed on the sale of its Anadarko Basin assets for $58.0 million in cash ($54.1 million, net of closing adjustments). The net proceeds were reflected as a reduction of oil and natural gas properties, with no gain or loss recognized as the sale did not result in a significant alteration of the full cost pool. The Company used $50.0 million of the net proceeds from the sale of the Anadarko Basin assets to pay down a portion of outstanding borrowings under the Company’s Exit Facility and retained the remainder for general corporate purposes.

Acquisition and Transaction Expenses

For the year ended December 31, 2018, acquisition and transaction costs of $0.9 million relate to the execution of the Anadarko Divestiture. We did not have acquisition and transactions costs for the year ended December 31, 2017.

10. Asset Retirement Obligations

For the Company, asset retirement obligations (“AROs”) represent the future abandonment costs of tangible assets, such as wells, service assets and other facilities. The fair value of the AROs at inception are capitalized as part of the carrying amount of the related long-lived asset. AROs approximated $8.1 million and $15.5 million as of December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, all AROs represent long-term liabilities and are classified as such.

The following table details the change in the AROs for the periods presented (in thousands):

	For the Year Ended December 31,
	2018	2017
Asset retirement obligations at beginning of period	$15,506	$14,200
Liabilities incurred	435	571
Revisions	—	1,832
Liabilities settled	(1)	(744)
Liabilities eliminated through asset sale (1)(2)	(8,699)	(1,453)
Current period accretion expense	846	1,100
Asset retirement obligations at end of year	$8,087	$15,506

(1)                           Liabilities eliminated through asset sales for the year ended December 31, 2017 primarily relate to the sale of Lincoln County. See discussion of the sale in “—Note 8. Property and Equipment”.

(2)                           Liabilities eliminated through asset sales for the year ended December 31, 2018 primarily relate to the sale of Anadarko Basin assets. See discussion of the sale in “—Note 8. Property and Equipment”.

11. Debt

Exit Facility

At December 31, 2018 and 2017, the Company maintained the Exit Facility with a borrowing base of $170.0 million. During the twelve months ended December 31, 2018, the Company paid down $105.0 million, net of its Exit Facility utilizing $55.0 million of available cash on hand and $50.0 million of the net proceeds from the sale of its Anadarko Basin assets. At December 31, 2018 and 2017, the Company had $23.1 million and $128.1 million, respectively, drawn on the Exit Facility and had outstanding letters of credit obligations totaling $1.9 million. At December 31, 2018, the Company had $145.0 million of availability on the Exit Facility.

The Exit Facility matures on September 30, 2020 and bears interest at LIBOR plus 4.50% per annum, subject to a 1.00% LIBOR floor. At December 31, 2018 and 2017, the weighted average interest rate was 7.3% and 6.3%, respectively, excluding amortization expense of deferred financing costs. Unamortized debt issuance costs of $1.2 million, respectively, associated with the Exit Facility are included in “Other noncurrent assets” on the consolidated balance sheets at December 31, 2018 and 2017.

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

On November 15, 2018, the Company entered into a Second Amendment to the Exit Facility. The Second Amendment provides the Company with the ability to make dividends and distributions, including repurchases of its equity interests in cash, in each case, so long as both before and after giving effect to any such repurchase (i) the Company and its subsidiaries maintain liquidity of at least $50.0 million, (ii) no default or event of default exists under the Exit Facility, (iii) the ratio of total net indebtedness to adjusted EBITDA for the most recent period of four fiscal quarters for which financial statements have been delivered pursuant to the Exit Facility shall not exceed 1.50:1.00 and (iv) all repurchased equity interests of the Company must be immediately retired.

In addition, the Exit Facility contains various other covenants that, among other things, may restrict the Company’s ability to: (i) incur additional indebtedness or guarantee indebtedness; (ii) make loans and investments; (iii) pay dividends on capital stock and make other restricted payments, including the prepayment or redemption of other indebtedness; (iv) create or incur certain liens; (v) sell, transfer or otherwise dispose of certain assets; (vi) enter into certain types of transactions with the Company’s affiliates; (vii) acquire, consolidate or merge with another entity upon certain terms and conditions; (viii) sell all or substantially all of the Company’s assets; (ix) prepay, redeem or repurchase certain debt; (x) alter the business the Company conducts and make amendments to the Company’s organizational documents; (xi) enter into certain derivative transactions; and (xii) enter into certain marketing agreements and take-or-pay arrangements. In February 2019, we partially funded the stock buyback by drawing down $39.0 million from our Exit Facility, with the remainder funded by cash on hand.

On October 24, 2018, the Company’s borrowing base was redetermined at the existing amount of $170.0 million.

The Company was in compliance with all debt covenants at December 31, 2018.

The Company believes the carrying amount of the Exit Facility at December 31, 2018, approximates its fair value (Level 2) due to the variable nature of the Exit Facility interest rate.

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

•                  Credit Facility Claims: Holders of allowed claims arising under the RBL (the “Credit Facility Claims”) received their pro-rata share of approximately $81.3 million in cash and the RBL was superseded, pursuant to the Plan, by the Exit Facility, as further described below;

•                  Second Lien Notes Claims: Holders of allowed claims arising under the Second Lien Notes (the “Second Lien Notes Claims”) received their pro-rata share of (i) 96.25% of the reorganized equity in the form of common stock and (ii) a cash payment of $60.0 million;

•                  Third Lien Notes Claims: Holders of Third Lien Notes Claims, pursuant to the Second/Third Lien Plan Settlement, received their pro-rata share of 2.5% of the reorganized equity in the form of common stock and warrants to acquire 4,411,765 shares of common stock at a strike price of $24.00 per common share with an expiration date 42 months after the Effective Date;

•                  Unsecured Claims: Unsecured Notes Claims and the Holders of other general unsecured claims received their pro-rata share of 1.25% of reorganized equity in the form of common stock and warrants to acquire 2,213,789 shares of common stock at a strike price of $46.00 per common share with an expiration date 42 months after the Effective Date; and

•                  Exit Facility: The Company’s RBL, which was redetermined with a borrowing base of $170.0 million in April 2016, was superseded, pursuant to the Plan, by the Exit Facility as further described above.

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

At the Effective Date, the Company’s then existing common stock was cancelled and new common stock of the reorganized Company was issued. See “—Note 2. Emergence from Voluntary Reorganization under Chapter 11 Proceedings” for further discussion.

13. Equity and Share-Based Compensation

Emergence from Bankruptcy

On the Effective Date, the Company’s then existing common stock was canceled and new common stock in the reorganized Company was issued. In addition, Company’s previous share-based compensation awards were either vested or canceled upon the Company’s emergence from bankruptcy.

Common Shares

Successor Period

At December 31, 2018, the Company had 25,520,170 and 25,345,981 shares of its common stock issued and outstanding, respectively.

On the Effective Date, the Company issued 24,687,500 shares of Successor common stock in the reorganized Company. On November 8, 2016, the Company issued 12,400 shares of common stock to employees and non-employee directors, which vested immediately upon issuance. On November 9, 2016, the Company issued an additional 294,967 shares of common stock of the reorganized Company pursuant to the Plan. At the Effective Date, the Company was obligated to issue 17,533 additional common shares pursuant to the Plan. The total authorized common stock of the reorganized Company consists of 250,000,000 shares of common stock and 50,000,000 shares of preferred stock, par value $0.01 per share. Holders of the Company’s common shares are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders and to receive ratably in proportion to the shares of common stock held by them any dividends declared from time to time by the board of directors. The common shares have no preferences or rights of conversion, exchange, pre-exemption or other subscription rights.

Share Activity

The following table summarizes changes in the number of shares of common stock and treasury stock since January 1, 2016:

	Common Stock	Treasury Stock(1)
Share count as of December 31, 2015 (Predecessor)	10,962,105	(96,291)
Grants of restricted stock	—	—
Forfeitures of restricted stock	(47,325)	—
Acquisition of treasury stock	—	(52,358)
Share count as of October 21, 2016 (Predecessor)	10,914,780	(148,649)
Cancellation of common stock	(10,914,780)	—
Cancellation of treasury stock	—	148,649
Share count as of October 21, 2016 (Predecessor)	—	—
Issuance of successor common stock	24,687,500	—
Share count as of October 21, 2016 (Successor)	24,687,500	—
Issuance of successor common stock	307,367	—
Acquisition of treasury stock	—	—
Share count as of December 31, 2016 (Successor)	24,994,867	—
Issuance of successor common stock	278,102	—
Acquisition of treasury stock	—	(99,623)
Share count as of December 31, 2017 (Successor)	25,272,969	(99,623)
Issuance of successor common stock	247,201	—
Acquisition of treasury stock	—	(74,566)
Share count as of December 31, 2018 (Successor)	25,520,170	(174,189)

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

The number of shares of common stock for which the Warrants is exercisable, and the exercise price per share of the Warrants are subject to adjustment from time to time upon the occurrence of certain events, including the issuance of common stock as a dividend or distribution to all holders of shares of common stock, a pro-rata repurchase offer of common stock or a subdivision, combination, split, reverse split or reclassification of outstanding common stock into a greater or smaller number of shares of common stock.

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

Subject to certain limitations as defined in the 2016 LTIP, the terms of each Award are to be determined by the Compensation Committee of the Board of Directors. Awards that expire, or are canceled, forfeited, exchanged, settled in cash or otherwise terminated, will again be available for future issuance under the 2016 LTIP. At December 31, 2018, 2,100,933 Award Shares remain available for issuance under the terms of the 2016 LTIP.

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

Restricted Stock Units

As of December 31, 2018, the Company had 251,522 shares of RSUs outstanding to employees and non-employee directors pursuant to the 2016 LTIP, excluding RSUs issued to non-employee directors containing a market condition, RSUs issued to the Chief Executive Officer (“CEO”) containing a market condition and performance stock units issued to certain members of executive management containing a market condition which are discussed below. Restricted stock units granted to employees in 2018 under the 2016 LTIP vest ratably over a period of three years: one-third will vest on December 31, 2018, an additional one-third will vest on December 31, 2019, and the final one-third will vest on December 31, 2020. Restricted stock units granted to non-employee directors during 2018 vest on the first to occur of (i) December 31, 2018, (ii) the date the non-employee director ceases to be a director of the Board (other than for cause), (iii) the director’s death, (iv) the director’s disability or (v) a change in control of the Company.

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

The following table summarizes the Company’s non-vested restricted stock unit award activity for the year ended December 31, 2018, 2017, the Successor Period and the Predecessor Period:

	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested shares outstanding at December 31, 2015 (Predecessor)	318,031	$21.46
Granted	—	$—
Vested	(162,393)	$23.09
Forfeited	(47,325)	$19.02
Non-vested shares outstanding at October 20, 2016 (Predecessor)	108,313	$20.08
Cancellation of non-vested shares	(108,313)	$20.08
Non-vested shares outstanding at October 20, 2016 (Predecessor)	—	$—
Granted at Effective Date	686,324	$19.66
Non-vested shares outstanding at October 21, 2016 (Successor)	686,324	$19.66
Granted	2,035	$20.97
Forfeited	(2,697)	$19.66
Non-vested shares outstanding at December 31, 2016 (Successor)	685,662	$19.66
Granted	85,389	$16.50
Vested(1)	(335,958)	$19.65
Forfeited	(110,109)	$19.66
Non-vested shares outstanding at December 31, 2017 (Successor)	324,984	$18.84
Granted	271,968	$14.24
Vested(2)	(323,927)	$17.57
Forfeited	(21,503)	$15.52
Non-vested shares outstanding at December 31, 2018 (Successor)	251,522	$15.79

(1)                                 Vested RSUs include 109,820 awards in which vesting was accelerated to October 21, 2017, as a result of the former CEO’s amended employment agreement, as well as, 57,856 director awards that vested at December 31, 2017, but receipt/issuance of the vested shares was deferred until 2020.

(2)                                 Vested RSUs include 102,092 shares in which vesting was accelerated as a result of a reduction in workforce, as well as, 26,223 director awards in which vesting was accelerated as certain directors departed during the twelve months ended December 31,2018.

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

On November 7, 2018, Frederic Brace, Michael Reddin and Bruce Vincent resigned from the Board. As a result, approximately $0.1 million of compensation expenses associated with Mr. Brace, Mr. Reddin and Mr. Vincent’s non-vested restricted stock was accelerated into the fourth quarter of 2018.

The share-based compensation costs (net of amounts capitalized to oil and gas properties) related to RSUs recognized as general and administrative expense by the Company for the year ended December 31, 2018, 2017, the Successor Period and the Predecessor Period, was $4.5 million, $5.8 million, $1.7 million and $2.6 million, respectively. For the year ended December 31, 2018, 2017, the Successor Period and Predecessor Period, the Company capitalized $0.7 million, $1.3 million, $0.4 million and $0.5 million, respectively, of qualifying restricted stock unit share-based compensation costs to oil and gas properties.

Unrecognized expense as of December 31, 2018, for all outstanding RSUs under the 2016 LTIP Plan was $1.9 million and will be recognized over a weighted average period of 1.3 years.

Stock Options

On December 31, 2018, the Company had 70,102 options outstanding pursuant to the 2016 LTIP. Stock Option Awards granted under the 2016 LTIP vest ratably over a period of three years: one-sixth will vest on the six-month anniversary of the grant date, an additional one-sixth will vest on the twelve-month anniversary of the grant date, an additional one-third will vest on the twenty-four month anniversary of the grant date and the final one-third will vest on the thirty-six month anniversary of the grant date. Stock Option Awards expire 10 years from the grant date.

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

(3)                                 As the Company does not have significant stock option history, it utilized six peer companies of comparable size and industry to estimate volatility utilizing a period that is commensurate with the expected option life. The Company weighted historical volatility and implied volatility 50/50 for those peer companies where both were available, with volatility ranging in the peer companies from 36.9% to 68.2% in 2017 and 38.5% to 65.9 % in 2016.

The following table summarizes the Company’s 2016 LTIP non-vested stock option activity for the year ended December 31, 2018 and 2017:

	Options	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Stock options outstanding at December 31, 2016	627,806		$19.66	8.8
Granted	4,000	$19.08	$19.08	9.2
Vested	(253,678)	$19.08-20.97	$19.66	—
Forfeited	(132,283)	$19.66	$19.66	—
Stock options outstanding at December 31, 2017	245,845		$19.66	8.9
Granted	—	$—	$—	—
Vested (1)	(170,173)	$19.08-20.97	$19.66	7.8
Forfeited	(5,570)	$19.66	$19.66	—
Stock options outstanding at December 31, 2018	70,102		$19.65	7.8
Vested and exercisable at end of period(1)(2)	136,161	$19.08-20.97	$19.67	7.8

(1)                                 Vested stock options include 102,092 options in which vesting was accelerated as a result of a reduction in workforce that occurred during the twelve months ended December 31, 2018. Per the 2016 LTIP Plan, these vested options had to be exercised within 180 days of employees termination or they would expire and be returned to the Plan for future reissuance. All options expired on July 31, 2018, thereby reducing the total options vested and exercisable at December 31, 2018.

(2)                                 Vested and exercisable options at December 31, 2018, had no aggregate intrinsic value.

The share-based compensation costs (net of amounts capitalized to oil and gas properties) related to stock options recognized as general and administrative expense by the Company for the years ended December 31, 2018, 2017 and 2016 was $0.9 million, $2.6 million and $0.8 million, respectively. For the years ended December 31, 2018, 2017 and 2016, the Company capitalized $0.2 million, $0.7 million and $0.2 million, respectively, of qualifying stock option share-based compensation costs to oil and gas properties.

Unrecognized expense as of December 31, 2018 for all outstanding stock options was $0.2 million and will be recognized over a weighted average period of 0.8 years.

Non-Employee Director Restricted Stock Units Containing a Market Condition

On November 23, 2016, the Company issued 76,296 RSUs to its non-employee directors that contain a market vesting condition. These RSUs will vest (i) on the first business day following the date on which the trailing 60-day average share price (including any dividends paid) of the Company’s common stock is equal to or greater than $30.00 or (ii) upon a change in control of the Company. Additionally, all unvested RSUs containing a market vesting condition will be immediately forfeited upon the first to occur of (i) the fifth (5th) anniversary of the grant date or (ii) any participant’s termination for any reason (except for a termination as part of a change in control of the Company).

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

A Monte Carlo simulation was used in order to determine the fair value of these awards as of December 31, 2018 and 2017. The assumptions used to estimate the fair value of restricted stock unit awards with a market condition at December 31, 2018 and 2017 are as follows:

	December 31, 2018	December 31, 2017
Risk-free interest rate (1)	2.43%	2.06%
Dividend yield	—	—
Expected volatility (2)	39.0%	54.8%
Market Price Hurdle	$30.00	$30.00
Calculated fair value per restricted stock unit	$0.41	$11.54

(1)                     U.S. Treasury yields as of the grant date were utilized for the risk-free interest rate assumption, matching the treasury yield terms to the expected life of the restricted stock unit.

(2)                     As the Company did not have a significant stock trading history during the year ended December 31, 2017, it utilized six peer companies of comparable size and industry to estimate volatility utilizing a period that is commensurate with the expected option life. The Company weighted historical volatility and implied volatility 50/50 for those peer companies where both were available, with volatility ranging in the peer companies from 55.1% to 89.0%.

The restricted stock unit awards issued to non-employee directors containing a market condition had a derived service period of one year. At December 31, 2018 and 2017, the Company recorded $0.1 million and $0.9 million, respectively, of liabilities included within accrued liabilities on the consolidated balance sheets related to the market condition awards. As of December 31, 2018, there was no unrecognized stock-based compensation related to director market condition awards.

On November 7, 2018, Michael Reddin and Bruce Vincent resigned from the Board. Among other provisions, the Director’s forfeited all outstanding non-employee director restricted stock units containing a market condition.

The following table reflects the outstanding non-employee director restricted stock unit awards containing a market condition for the year ended December 31, 2018 and 2017:

	Shares	Weighted Average Fair Value
Outstanding at December 31, 2017	76,296	$17.71
Granted	—	$—
Vested	—	$—
Forfeited(1)	(25,432)	$—
Outstanding at December 31, 2018	50,864	$17.71

(1)                     On November 7, 2018, Michael Reddin and Bruce Vincent resigned from the Board and forfeited all outstanding  equity awards on November 12, 2018

Chief Executive Officer Restricted Stock Units Containing a Market Condition

On November 1, 2017, the Company issued certain RSUs to our CEO that contain a market vesting condition. These RSUs will vest, if at all, based on the Company’s total stockholder return for the performance period of October 25, 2017 through October 31, 2020. Market conditions under this grant are (i) with respect to 50% of the RSUs granted, the Company’s cumulative total shareholder return (“TSR”) which is defined as the change in the value of the stock over the performance period with the beginning and ending stock price based on a 20-day average stock price and (ii) with respect to the remaining 50% of the RSUs granted, the Company’s “Relative TSR” as follows:

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

If the CEO terminates employment prior to vesting, the outstanding award is forfeited. The CEO RSUs with a market condition are subject to accelerated vesting in the event the CEO’s employment is terminated prior to vesting by the Company without “Cause” or by the participant with “Good Reason” (each, as defined in the 2016 LTIP) or due to the participant’s death or disability. Upon a change in control, the compensation committee of the board of directors could (i) accelerate all or a portion of the award, (ii) cancel all of the award and pay cash, stock or combination equal to the change in control price, (iii) provide for the assumption or substitution or continuation by the successor company, (iv) certify to the extent to which the vesting conditions had been achieved prior to the conclusion of the performance period or (v) adjust RSUs to reflect the change in control. Upon a qualifying termination of employment within twelve months following a change in control, all unvested RSUs with a market condition immediately and fully vest at the Target Number of RSUs.

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

The RSUs issued to the CEO containing a market condition have a service period of three years. The share-based compensation costs related to the CEO RSUs containing a market condition recognized as general and administrative expense by the Company was $0.5 million at December 31, 2018. As of December 31, 2018, unrecognized stock-based compensation related to CEO RSUs containing a market condition was $0.9 million and will be recognized over a weighted-average period of 1.8 years.

The following table reflects the outstanding CEO RSUs containing a market condition for the year ended December 31, 2018:

	Shares	Weighted Average Fair Value
Outstanding at December 31, 2017	135,778	$10.92
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Outstanding at December 31, 2018	135,778	$10.92

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

If a member of executive management terminates employment prior to vesting, the outstanding award is forfeited. Executive management restricted stock units with a market condition are subject to accelerated vesting in the event the executive’s employment is terminated prior to vesting by the Company without “Cause” or by the participant with “Good Reason” (each, as defined in the 2016 LTIP) or due to the executive’s death or disability. Upon a “Change in Control” (as defined in the 2016 LTIP), the compensation committee of the board of directors could (i) accelerate all or a portion of the award, (ii) cancel all of the award and pay cash, stock or combination equal to the change in control price, (iii) provide for the assumption or substitution or continuation by the successor company, (iv) certify to the extent to which the vesting conditions had been achieved prior to the conclusion of the performance period or (v) adjust restricted stock units to reflect the change in control. Upon a qualifying termination of employment within twelve months following a change in control, all unvested RSUs with a market condition immediately and fully vest at the Target Number of RSUs.

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

The share-based compensation costs (net of amounts capitalized to oil and gas properties) related to PSUs recognized as general and administrative expense by the Company for the year ended December 31, 2018 was $0.3 million. For the year ended December 31, 2018, the Company capitalized $0.1 million, of qualifying performance stock unit share-based compensation costs to oil and gas properties.

The restricted stock units issued to executive management containing a market condition have a service period of three years. The share-based compensation costs related to executive management’s restricted stock units containing a market condition recognized as general and administrative expense by the Company was $0.4 million for the year ended December 31, 2018. As of December 31, 2018, unrecognized stock-based compensation related to executive management’s restricted stock units containing a market condition was $0.9 million and will be recognized over a weighted-average period of 2.0 years.

The following table reflects the outstanding Executive Management restricted stock units containing a market condition for the year ended December 31, 2018:

	Shares	Weighted Average Fair Value
Outstanding at December 31, 2017	—	$—
Granted	96,305	$13.34
Vested	—	$—
Forfeited	—	$—
Outstanding at December 31, 2018	96,305	$13.34

Unrestricted Common Share Awards

On November 7, 2016, 12,400 shares of unrestricted stock were issued to employees and non-employee directors, which vested immediately upon issuance. For the Successor Period, total expense associated with these unrestricted vested common shares was $0.2 million. There was no unrecognized expense associated with these awards at December 31, 2018 or 2017.

Stock-Based Compensation Expense Summary

The following summarizes stock-based compensation expense for the periods presented (in thousands):

	Successor			Predecessor
	For the Year Ended December 31,		For the Period October 21, 2016 through December	For the Period January 1, 2016 through October 20,
	2018	2017	31, 2016	2016
Restricted stock units (Predecessor)	$—	$—	$—	$3,040
Restricted stock units (Successor)	5,207	7,083	2,114	—
Stock options (Successor)	1,078	3,289	1,046	—
Non-employee director restricted stock units with a market condition (Successor)	(860)	736	142	—
CEO restricted stock units with a market condition (Successor)	493	83	—	—
Performance Stock Units Issued to Certain Members of Executive Management Containing a Market Condition (Successor)	379	—	—	—
Unrestricted stock awards (Successor)	—	—	244	—
Total stock-based compensation	6,297	11,191	3,546	3,040
Less: amounts capitalized to oil and natural gas properties	(890)	(1,995)	(637)	(476)
Net stock-based compensation	$5,407	$9,196	$2,909	$2,564

14. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (“the Tax Act”) was enacted into law and the new legislation contains several key tax provisions that affected the Company, primarily a reduction of the corporate income tax rate to 21% effective January 1, 2018. The Company is required to recognize the effect of the tax law changes in the period of enactment, such as re-measuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Therefore, the Company considered its accounting of certain items, as discussed below, to be incomplete as of December 31, 2017 due to forthcoming guidance and the ongoing analysis of final year-end data and tax positions.

The Company had estimated deductions of $10.9 million associated with the full expensing of the costs of qualified property that were incurred and placed in service during the period from September 27, 2017 to December 31, 2017. The Company analyzed assets placed in service after September 27, 2017, but not qualifying for full expensing as a result of being acquired under an agreement entered into prior to that date. In addition, further guidance and analysis was required in order to review the terms of our compensation plans and agreements and assess the impact of transitional guidance related to IRC Section 162(m) on awards granted prior to November 2, 2017, subject to the grandfather provisions. As a result, the Company had not adjusted certain tax items previously reported on its financial statements for IRC Section 162(m) until it was able to obtain sufficient information to make a reasonable estimate of the effects of the Tax Act. During the three months ended December 31, 2018, the Company’s accounting for the income tax effects of the Tax Act was completed without material changes to the previously provided estimates and no change to its income tax expense previously reported.

For the year ended December 31, 2018, the Company recorded no income tax expense or benefit. The significant difference between its effective tax rate and the federal statutory income tax rate of 21% is primarily due to the effect of changes in the Company’s valuation allowance.  During the year ended December 31, 2018, the Company’s valuation allowance decreased by $10.5 million from December 31, 2017, bringing the total valuation allowance to $109.6 million at December 31, 2018. A valuation allowance has been recorded as management does not believe that it is more-likely-than-not that its deferred tax assets are realizable.

As of December 31, 2018, the Company has not recorded a reserve for any uncertain tax positions. The Company believes that there are no new items, nor changes in facts or judgments that should impact the Company’s tax position. No federal income tax payments are expected in the upcoming four quarterly reporting periods.

	Successor			Predecessor
	For the Year Ended December 31,		For the Period October 21, 2016 through	For the Period January 1, 2016 through
	2018	2017	December 31, 2016	October 20, 2016
		(in thousands)		(in thousands)
Current
United States	$—	$—	$—	$—
State	—	—	—	—
Total current	—	—	—	—
Deferred
United States	—	—	—	—
State	—	—	—	—
Total deferred	—	—	—	—
Total income tax provision (benefit)	$—	$—	$—	$—

The Company’s estimated income tax expense differs from the amount derived by applying the statutory federal rate to pretax income principally due the effect of the following items:

	Successor			Predecessor
	For the Year Ended December 31,		For the Period October 21, 2016 through	For the Period January 1, 2016 through
	2018	2017	December 31, 2016	October 20, 2016
		(in thousands)		(in thousands)
Income (loss) before taxes	$49,784	$(85,077)	$9,930	$1,323,079
Statutory rate	21%	35%	35%	35%
Income tax provision (benefit) computed at statutory rate	10,455	(29,777)	3,475	463,078
Reconciling items:
State income taxes, net of federal benefit	2,157	(2,864)	296	39,424
Change in valuation allowance	(10,515)	(40,700)	(3,876)	(528,706)
Adjustment to deferred tax assets and liabilities for enacted change in federal tax rate	—	73,182	—	—
Parking expenses	35	—	—	—
Change in state rate	28	(606)	(1)	(153)
Bankruptcy items	—	—	—	12,262
Deferred tax true-ups	(1,520)	(140)	74	9,891
Other, net	(640)	905	32	4,204
Total income tax provision (benefit)	$—	$—	$—	$—

Deferred income taxes primarily represent the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of our deferred taxes are detailed in the table below (in thousands):

	As of December 31,	As of December 31,
	2018	2017
Deferred tax assets
Federal tax loss carryforwards	$60,874	$36,429
Derivative instruments and other	—	813
State tax loss carryforwards	13,087	7,195
Employee benefit plans	3,086	3,053
Oil and gas properties and equipment	33,186	72,568
Disallowed interest expense	1,231	—
Other	33	33
Less valuation allowance	(109,574)	(120,091)
Total deferred tax assets	$1,923	$—
Deferred tax liabilities
Derivative instruments and other	$(1,923)	$—
Oil and gas properties and equipment	—	—
Total deferred tax liabilities	$(1,923)	$—
Reflected in the accompanying balance sheet as:
Net deferred tax asset (liability)	$—	$—

15. Income (Loss) Per Share

Successor

The following table provides a reconciliation of net income (loss) attributable to common shareholders and weighted-average common shares outstanding for basic and diluted income (loss) per share for the year ended December 31, 2018, 2017 and the Successor Period:

			For the Period
	Year Ended December 31,		October 21, 2016 through
	2018	2017	December 31, 2016
	(in thousands, except per share amounts)
Net Income (Loss):
Net income (loss)	$49,784	$(85,077)	$9,930
Participating securities—non-vested restricted stock	(1,394)	—	(280)
Basic and diluted income (loss)	$48,390	$(85,077)	$9,650

Common Shares:
Common shares outstanding — basic (1)	25,337	25,119	25,009
Dilutive effect of potential common shares	—	—	—
Common shares outstanding — diluted	25,337	25,119	25,009

Net Income (Loss) Per Share:
Basic	$1.91	$(3.39)	$0.39
Diluted	$1.91	$(3.39)	$0.39
Antidilutive stock options (2)	206	466	627
Antidilutive warrants (3)	6,626	6,626	6,626

(1)                                 Weighted-average common shares outstanding for basic and diluted income per share purposes includes 9,407 and 17,533, shares of common stock that, while not issued and outstanding at December 31, 2018 and 2017, respectively, are required by the Plan to be issued. Weighted-average common shares outstanding for basic and diluted income (loss) per share purposes also includes 40,054 director shares that vested at December 31, 2017, and 39,335 director shares that vested at December 31, 2018, but final issuance of the vested shares was deferred until 2020 and 2021, respectively.

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

Predecessor

The following table provides a reconciliation of net income (loss) to preferred shareholders, common shareholders, and participating securities for purposes of computing net income (loss) per share for the Predecessor Period:

For the Period
January 1, 2016 through October 20, 2016
(in thousands, except per share amounts)
Net income (loss)	$1,323,079
Preferred dividend(1)	—
Net income (loss) attributable to shareholders	$1,323,079
Participating securities—Series A preferred stock(2)	—
Participating securities—Non-vested restricted stock(2)	(16,522)
Net income (loss) attributable to common shareholders	$1,306,557
Weighted average shares outstanding	10,645
Basic and diluted net income (loss) per share	$122.74

(1)                                 Calculation of the preferred stock dividend is discussed in “—Note 12. Preferred Stock”.

(2)                                 As these shares are participating securities that participate in earnings, but are not required to participate in losses, this calculation demonstrates that there is not an allocation of the loss to the non-vested restricted stockholders.

16. Concentrations of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist primarily of cash balances, accounts receivable and derivative financial instruments.

The Company maintains cash and cash equivalents in bank deposit accounts which, at times, may exceed the federally insured limits. The Company has not experienced any significant losses from such investments.

The Company normally sells production to a relatively small number of purchasers, as is customary in the exploration, development and production business. The Company typically sells a substantial portion of production under short-term (usually one-month) contracts tied to a local index. The Company does not have any long-term, fixed-price sales contracts. For the year ended December 31, 2018, three purchasers accounted for 35%, 32% and 23%, respectively, of the Company’s revenue. For the year ended December 31, 2017, three purchasers accounted for 37%, 25% and 14%, respectively, of the Company’s revenue. For the Successor Period, two purchasers accounted for 40% and 29%, respectively, of the Company’s revenue. For the Predecessor Period, two purchasers accounted for 46% and 29%, respectively, of the Company’s revenue.

Substantially all of the Company’s accounts receivable result from the sale of oil, NGLs and natural gas. At December 31, 2018, two purchasers accounted for approximately 71% and 26%, respectively, of the accounts receivable balance. At December 31, 2017, three purchasers accounted for approximately 42%, 35% and 10%, respectively, of the accounts receivable balance.

Derivative financial instruments are generally executed with major financial institutions that expose the Company to market and credit risks and which may, at times, be concentrated with certain counterparties. The credit worthiness of the counterparties is subject to continual review. The Company also has netting arrangements in place with counterparties to reduce credit exposure. The Company has not experienced any losses from such instruments. The Company had commodity derivative contract positions in place at December 31, 2018 and 2017. The Company did not have any open commodity derivative contract positions at December 31, 2016.

17. Commitments and Contingencies

Contractual Obligations

At December 31, 2018, contractual obligations for drilling contracts, long-term operating leases and other contracts are as follows (in thousands):

	Total	2019	2020	2021	2022	2023 and beyond
Drilling contracts	$—	$—	$—	$—	$—	$—
Non-cancellable office lease commitments	5,335	665	678	690	702	2,600
Net minimum commitments	$5,335	$665	$678	$690	$702	$2,600

For the year ended December 31, 2018, 2017, the Successor Period and the Predecessor Period, the Company expensed $0.6 million, $0.6 million, $0.1 million and $4.3 million, respectively, for office rent.

In addition to the commitments noted in the above table, the Company is party to a gas purchase, gathering and processing contract in the Mississippian Lime region, which includes certain minimum NGL volume commitments. To the extent the Company does not deliver natural gas volumes in sufficient quantities to generate, when processed, the minimum levels of recovered NGLs, it would be required to reimburse the counterparty an amount equal to the sum of the monthly shortfall, if any, multiplied by a fee. The Company is currently delivering at least the minimum volumes required under these contractual provisions. However, decreased drilling activity could result in the inability to meet these commitments in the future.

Commitments related to ARO’s are not included in the table above. For additional information, please see “—Note 10. Asset Retirement Obligations” for further discussion.

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

The Company vigorously defends itself in these matters. If the Company determines that an unfavorable outcome or loss of a particular matter is probable and the amount of loss can be reasonably estimated, it accrues a liability for the contingent obligation. As new information becomes available or as a result of legal or administrative rulings in similar matters or a change in applicable law, the Company’s conclusions regarding the probability of outcomes and the amount of estimated loss, if any, may change. The impact of subsequent changes to the Company’s accruals could have a material effect on its results of operations. As of December 31, 2018 and 2017, the Company’s total accrual for all loss contingencies was $1.1 million.

During the year ended December 31, 2017, the Company received an insurance reimbursement in the amount of $1.9 million, which was reflected as a reduction of “Lease operating and workover” expenses in the consolidated statements of operations.

18. Supplemental Information to Consolidated Statement of Cash Flows

The following table summarizes interest and income taxes paid for the periods presented and supplemental non-cash investing and financing activities (in thousands):

	Successor			Predecessor
	Year Ended December 31,		Period October 21, 2016 through December 31,	Period January 1, 2016 through October 20,
	2018	2017	2016	2016
SUPPLEMENTAL INFORMATION:
Non-cash investment in property and equipment	$6,092	$17,164	$8,135	$12,995
Non-cash exchange of common equity of the reorganized Company for second lien notes	$—	$—	$—	$591,042
Non-cash exchange of common equity and warrants of the reorganized Company for third lien notes	$—	$—	$—	$556,136
Non-cash exchange of common equity and warrants of the reorganized Company for 2020 senior notes	$—	$—	$—	$312,039
Non-cash exchange of common equity and warrants of the reorganized Company for 2021 senior notes	$—	$—	$—	$361,050
Cash paid for interest, net of capitalized interest for the year ended December 31, 2018, December 31, 2017, and the Successor Period of $0.5 million, $2.4 million and $0.7 million, respectively (no capitalized interest for the Predecessor Period)	$4,128	$5,353	$426	$6,709
Cash paid for reorganization items	$—	$—	$—	$36,325

19. Related Party Transactions

During the year ended December 31, 2017, the Company entered into an arrangement with EcoStim Energy Solutions, Inc. (“EcoStim”) for well stimulation and completion services. EcoStim is an affiliate of Fir Tree Inc. For the year ended December 31, 2017, the Company paid approximately $11.6 million to EcoStim for services provided. The Company had $2.1 million included in accounts payable at December 31, 2017, to EcoStim in the consolidated balance sheets that was paid during the year ended December 31, 2018. No transactions with EcoStim occurred in the Successor Period or the Predecessor Period.

During the Predecessor Period, First Reserve Corporation, which owned an economic interest in the Company through FR Midstates Interholding LP, also owned an economic interest in Dixie Electric. For the Predecessor Period, the Company paid approximately $1.7 million for electrical equipment and related services from Dixie Electric. No transactions with Dixie Electric occurred in any other reported period.

20. Subsequent Event

On January 14, 2019, we announced the commencement of a tender offer to repurchase up to 5,000,000 shares of common stock at the offer price of $10.00 per share in the first quarter of 2019. On February 14, 2019, the tender offer was completed with 5,000,000 shares of common stock purchased at a purchase price of $10.00 per share. The Company partially funded the stock buyback by drawing down $39.0 million from our Exit Facility, with the remainder funded by cash on hand. The outstanding warrants of the Company were also adjusted as a result of the completion of the tender offer. The exercise price of the Third Lien Notes Warrants were adjusted from $24.00 per share to $22.78 per share and the exercise price of the Unsecured Creditor Warrants were adjusted from $46.00 per share to $43.67 per share. Further, the number of shares eligible to be received upon exercise of each warrant was adjusted by a factor of 1.05. The Third Lien Notes Warrants and the Unsecured Creditor Warrants may be exercised for up to an aggregate of 4,647,520 and 2,332,089 shares of common stock, respectively.

On January 30, 2019, the Company had a reduction in workforce resulting in severance costs of $1.2 million, excluding accelerated vesting of shares granted to employees under the 2016 LTIP.

21. Supplemental Oil and Gas Disclosures (Unaudited)

The supplemental data presented herein reflects information for all of the Company’s oil and natural gas producing activities.

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities

The following table sets forth costs incurred related to the Company’s oil and natural gas activities for the year ended December 31, 2018, 2017, the Successor Period and the Predecessor Period (in thousands):

	Successor			Predecessor
	For the Year Ended December 31,		For the Period October 21, 2016 through December 31,	For the Period January 1, 2016 through October 20,
	2018	2017	2016	2016
Acquisition costs:
Proved properties	$—	$—	$—	$—
Unproved properties	6,711	11,964	1,430	6,869
Exploration costs	—	—	—	—
Development costs	93,965	128,424	17,708	121,668
Total costs incurred	$100,676	$140,388	$19,138	$128,537

The Company capitalizes certain of its general and administrative expenses that are incurred as a result of acquisition, exploration and development activities. These amounts are included in the above table under development costs and totaled $2.8 million, $5.3 million, $1.4 million and $3.4 million for the year ended December 31, 2018, 2017, the Successor Period and the Predecessor Period, respectively. In addition, the Company capitalizes interest costs incurred and attributable to unproved oil and gas properties as well as major development projects of oil and gas properties. Capitalized interest expenses, which are included in the development costs in the above table, were $0.5 million, $2.4 million and $0.7 million for the year ended December 31, 2018, 2017 and Successor Period.

Capitalized Costs

The following table sets forth the capitalized costs related to the Company’s oil and natural gas producing activities as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017
Proved properties	$809,272	$765,308
Unproved properties not being amortized	4,050	7,065
Gross capitalized costs	813,322	772,373
Less: Accumulated depreciation, depletion, amortization and impairment	(261,705)	(201,722)
Net capitalized costs	$551,617	$570,651

At December 31, 2018, the Company had $4.1 million of oil and gas property costs that are not being amortized. The value of the Company’s oil and gas properties not being amortized are associated with the Company’s Mississippian Lime area. We expect the majority of these costs will be evaluated and either impaired or become subject to depletion within five years.

Estimated Quantities of Proved Oil and Natural Gas Reserves

The reserve estimates at December 31, 2018, 2017 and 2016 for Company were based on reports prepared by Cawley, Gillespie & Associates, Inc., independent reserve engineers.

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

The following table sets forth the Company’s net proved, proved developed and proved undeveloped reserves at December 31, 2018, 2017 and 2016:

	Oil (MBbl)	NGL (MBbl)	Gas (MMcf)	Total (MBoe)
2016 (Predecessor)
Proved Reserves
Beginning Balance	24,713	16,245	195,492	73,540
Revision of previous estimates	(3,089)	(459)	(946)	(3,706)
Extensions, discoveries and other additions	1,566	840	11,052	4,249
Sales of reserves in place	—	—	—	—
Purchases of reserves in place	—	—	—	—
Production	(2,964)	(1,932)	(23,215)	(8,765)
Net proved reserves at October 20, 2016	20,226	14,694	182,383	65,318
Proved developed reserves, October 20, 2016	20,226	14,694	182,383	65,318
Proved undeveloped reserves, October 20, 2016	—	—	—	—

2016 (Successor)
Proved Reserves
Beginning Balance	20,226	14,694	182,383	65,318
Revision of previous estimates	19,137	11,421	147,688	55,172
Extensions, discoveries and other additions	22,571	11,186	147,236	58,296
Sales of reserves in place	—	—	—	—
Purchases of reserves in place	—	—	—	—
Production	(544)	(429)	(4,948)	(1,798)
Net proved reserves at December 31, 2016	61,390	36,872	472,359	176,988
Proved developed reserves, December 31, 2016	19,698	16,349	201,454	69,622
Proved undeveloped reserves, December 31, 2016	41,692	20,523	270,905	107,366

	Oil (MBbl)	NGL (MBbl)	Gas (MMcf)	Total (MBoe)
2017
Proved Reserves
Beginning Balance	61,390	36,872	472,359	176,988
Revision of previous estimates	(33,608)	(13,010)	(178,388)	(76,350)
Extensions, discoveries and other additions	5,819	4,003	51,849	18,464
Sales of reserves in place	(99)	(723)	(7,495)	(2,071)
Purchases of reserves in place	—	—	—	—
Production	(2,368)	(1,949)	(22,606)	(8,084)
Net proved reserves at December 31, 2017	31,134	25,193	315,719	108,947
Proved developed reserves, December 31, 2017	17,268	15,464	190,550	64,490
Proved undeveloped reserves, December 31, 2017	13,866	9,729	125,169	44,457

2018
Proved Reserves
Beginning Balance	31,134	25,193	315,719	108,947
Revision of previous estimates	(13,765)	(6,347)	(114,092)	(39,127)
Extensions, discoveries and other additions	5,454	4,462	48,382	17,979
Sales of reserves in place	(2,838)	(2,414)	(20,778)	(8,714)
Purchases of reserves in place	—	—	—	—
Production	(1,920)	(1,623)	(18,718)	(6,663)
Net proved reserves at December 31, 2018	18,065	19,271	210,513	72,422
Proved developed reserves, December 31, 2018	10,995	13,425	147,248	48,962
Proved undeveloped reserves, December 31, 2018	7,070	5,846	63,265	23,460

Revision of Previous Estimates

For the year ended December 31, 2018, the Company had net negative revisions of 39,127 MBoe. These negative revisions were driven by several factors. First, the Company has prioritized development of two-mile laterals along with certain one-mile laterals with higher working interests. To accomplish this development schedule, the Company currently anticipates drilling to occur no later than 2020 and continue for approximately three years after than date. The Company’s updated development plan resulted in an overall decrease in proved undeveloped locations and associated volumes. All undeveloped locations not able to be drilled utilizing the Company’s anticipated development schedule were excluded from the December 31, 2018 reserve report but continue to meet the definition of a proved undeveloped location from an engineering standpoint. Additionally, the Company undertakes a process to update the various assumptions inherent in the preparation of its proved reserves. For the year ended December 31, 2018, the primary updates to its assumptions that impacted the revision of proved reserves were downward revisions to forecasted production offset partially by upward revisions to the Company’s forecasted operating expenses. The development of production curves requires an analysis of historical production by well, and trends in that production are utilized for forecasting purposes. The Company’s expectations of forecasted lease operating expenses are also based upon historical costs and for 2018 are primarily allocated based upon forecasted water production by well for the Mississippian Lime asset.

For the year ended December 31, 2017, the Company had net negative revisions of 76,350 MBoe primarily as a result of updates to the Company’s anticipated five-year development schedule. On November 1, 2017, David Sambrooks was appointed President and Chief Executive Officer of the Company. Upon David’s appointment, the Company began a strategic review of all areas of operations. This review was completed during the fourth quarter of 2017 and the Company’s strategy was refined to add further focus to optimizing free cash flows and keeping leverage to a minimum. The Company’s five-year development plan was revised from a two-rig program to a one rig program, which lead to a reduction in the Company’s undeveloped proved inventory under SEC guidelines from 274 locations at year end 2016 to 139 locations at year end 2017. All undeveloped locations not able to be drilled utilizing the Company’s anticipated five-year development schedule were excluded from the December 31, 2017 reserve report.

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

Extensions, Discoveries and Other Additions

For the year ended December 31, 2018 and 2017, the Company had 17,979 MBoe and 18,464 MBoe, respectively, of extensions and discoveries, all of which occurred in the Mississippian Lime area.

For the Successor Period, the Company had 58,296 MBoe of extensions and discoveries, all of which occurred in the Mississippian Lime area.

For the Predecessor Period, the Company had 4,249 MBoe of additions from extensions and discoveries, all of which related to the Mississippian Lime area.

Sales of Reserves in Place

For the year ended December 31, 2017, the Company had 8,714 MBoe in sales of reserves of place, all of which was associated with the divestiture of its Anadarko Basin assets, which occurred on May 31, 2018.

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

The Company’s estimated proved reserves and related future net revenues and standardized measure were determined using the unweighted arithmetic average first-of-the-month price for the preceding 12-month period, without giving effect to derivative transactions, and were held constant throughout the life of the properties. Estimated future production of proved reserves and estimated future production and development costs of proved reserves are based on current costs and economic conditions. The following table sets forth the benchmark prices used to determine estimated proved reserves for the periods indicated:

	At December 31,
	2018	2017	2016
Oil and Natural Gas Prices:
Oil (per barrel)	$65.56	$51.34	$42.75
Natural gas (per million British thermal units)	$3.10	$2.98	$2.48

The following table sets forth the standardized measure of discounted future net cash flows from projected production of the Company’s oil and natural gas reserves at December 31, 2018, 2017, and 2016 (in thousands):

	At December 31,
	2018	2017	2016
Future cash inflows	$2,131,791	$3,023,929	$4,186,389
Future production costs	(695,677)	(1,536,332)	(2,078,640)
Future development costs	(159,400)	(370,972)	(692,533)
Future income tax expense	(52,778)	(16,289)	(106,563)
Future net cash flows	1,223,936	1,100,336	1,308,653
10% annual discount for estimated timing of cash flows	(657,660)	(551,093)	(778,703)
Standardized measure of discounted future net cash flows	$566,276	$549,243	$529,950

The following table sets forth the changes in the standardized measure of discounted future net cash flows applicable to proved oil and natural gas reserves for the year ended December 31, 2018, 2017, the Successor Period and the Predecessor Period (in thousands):

	Successor			Predecessor
	Year Ended December 31,		For the Period October 21, 2016 through	For the Period January 1, 2016 through
	2018	2017	December 31, 2016	October 20, 2016
Standardized measure, beginning of period	$549,243	$529,950	$349,905	$512,819
Net changes in prices and production costs	182,133	173,991	78,103	(113,313)
Net changes in future development costs	(639)	(29,711)	2,022	175
Sales of oil and natural gas, net	(134,681)	(148,746)	(27,292)	(116,043)
Extensions	134,496	92,776	102,087	29,871
Discoveries	—	—	—	—
Purchases of reserves in place	—	—	—	—
Divestiture of reserves	(52,952)	(8,079)	—	—
Revisions of previous quantity estimates	(162,513)	(152,517)	102,623	(22,194)
Previously estimated development costs incurred	28,443	7,909	—	29,975
Accretion of discount	55,813	57,816	5,832	42,735
Net change in income taxes	(4,483)	39,316	(48,206)	—
Changes in timing, other	(28,584)	(13,462)	(35,124)	(14,120)
Standardized measure, end of period	$566,276	$549,243	$529,950	$349,905

22. Selected Quarterly Financial Data (Unaudited)

The following table presents selected quarterly financial data derived from the Company’s unaudited interim financial statements. The following data is only a summary and should be read with the Company’s historical consolidated financial statements and related notes contained in this document.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)

2018
Total revenues	$48,905	$42,324	$47,765	$69,643
Operating income (loss)	5,812	(245)	12,170	36,514
Net income (loss)	4,004	(1,542)	11,516	35,806
Net income (loss) available to common shareholders	3,905	(1,542)	11,165	34,862
Net income (loss) per share:
Basic and Diluted	$0.15	$(0.06)	$0.44	$1.38
Shares used in computation:
Basic and Diluted	25,299	25,332	25,332	25,385
2017
Total revenues	$65,015	$60,679	$49,715	$53,344
Operating income (loss)	19,462	14,970	5,312	(119,238)
Net income (loss)	18,485	13,742	3,663	(120,967)
Net income (loss) available to common shareholders	17,939	13,382	3,581	(120,967)
Net income (loss) per share:
Basic and Diluted	$0.72	$0.53	$0.14	$(4.78)
Shares used in computation:
Basic and Diluted	25,012	25,093	25,116	25,253