Form 10-Q
period 2019-09-30
Amplify Energy Corp.
filed 2019-11-06
CIK 1533924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 001-35512

AMPLIFY ENERGY CORP.

(Exact name of registrant as specified in its charter)

Delaware	82-1326219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Dallas Street, Suite 1700, Houston, TX	77002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 490-8900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☑  Yes      ☐ No

Securities Registered Pursuant to Section 12(b):

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AMPY	NYSE

As of October 31, 2019, the registrant had 39,430,953 outstanding shares of common stock, $0.01 par value outstanding.

AMPLIFY ENERGY CORP.

i

GLOSSARY OF OIL AND NATURAL GAS TERMS

Analogous Reservoir: Analogous reservoirs, as used in resource assessments, have similar rock and fluid properties, reservoir conditions (depth, temperature and pressure) and drive mechanisms, but are typically at a more advanced stage of development than the reservoir of interest and thus may provide concepts to assist in the interpretation of more limited data and estimation of recovery. When used to support proved reserves, analogous reservoir refers to a reservoir that shares all of the following characteristics with the reservoir of interest: (i) the same geological formation (but not necessarily in pressure communication with the reservoir of interest); (ii) the same environment of deposition; (iii) similar geologic structure; and (iv) the same drive mechanism.

Bbl: One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbons.

Bbl/d: One Bbl per day.

Bcfe: One billion cubic feet of natural gas equivalent.

Boe: One barrel of oil equivalent, calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Bbl of oil.

MBoe/d: One million Boe per day.

BOEM: Bureau of Ocean Energy Management.

Btu: One British thermal unit, the quantity of heat required to raise the temperature of a one-pound mass of water by one degree Fahrenheit.

Development Project: A development project is the means by which petroleum resources are brought to the status of economically producible. As examples, the development of a single reservoir or field, an incremental development in a producing field or the integrated development of a group of several fields and associated facilities with a common ownership may constitute a development project.

Dry Hole or Dry Well: A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production would exceed production expenses and taxes.

Economically Producible: The term economically producible, as it relates to a resource, means a resource which generates revenue that exceeds, or is reasonably expected to exceed, the costs of the operation. For this determination, the value of the products that generate revenue are determined at the terminal point of oil and natural gas producing activities.

Exploitation: A development or other project which may target proven or unproven reserves (such as probable or possible reserves), but which generally has a lower risk than that associated with exploration projects.

Field: An area consisting of a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition. The field name refers to the surface area, although it may refer to both the surface and the underground productive formations.

Gross Acres or Gross Wells: The total acres or wells, as the case may be, in which we have a working interest.

ICE: Inter-Continental Exchange.

MBbl: One thousand Bbls.

MBbls/d: One thousand Bbls per day.

Mcf: One thousand cubic feet of natural gas.

Mcf/d: One Mcf per day.

MMBtu: One million Btu.

MMcf: One million cubic feet of natural gas.

MMcfe: One million cubic feet of natural gas equivalent.

MMcfe/d: One MMcfe per day.

Net Production: Production that is owned by us less royalties and production due to others.

NGLs: The combination of ethane, propane, butane and natural gasolines that, when removed from natural gas, become liquid under various levels of higher pressure and lower temperature.

NYMEX: New York Mercantile Exchange.

Oil: Oil and condensate.

Operator: The individual or company responsible for the exploration and/or production of an oil or natural gas well or lease.

OPIS: Oil Price Information Service.

Plugging and abandonment: Refers to the sealing off of fluids in the strata penetrated by a well so that the fluids from one stratum will not escape into another stratum or to the surface. Regulations of all states require plugging of abandoned wells.

Probabilistic Estimate: The method of estimation of reserves or resources is called probabilistic when the full range of values that could reasonably occur for each unknown parameter (from the geoscience and engineering data) is used to generate a full range of possible outcomes and their associated probabilities of occurrence.

Proved Developed Reserves: Proved reserves that can be expected to be recovered from existing wells with existing equipment and operating methods.

Proved Reserves: Those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible, from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations, prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced, or the operator must be reasonably certain that it will commence the project, within a reasonable time. The area of the reservoir considered as proved includes (i) the area identified by drilling and limited by fluid contacts, if any, and (ii) adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or natural gas on the basis of available geoscience and engineering data. In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons, as seen in a well penetration, unless geoscience, engineering or performance data and reliable technology establishes a lower contact with reasonable certainty. Where direct observation from well penetrations has defined a highest known oil elevation and the potential exists for an associated natural gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty. Reserves which can be produced economically through application of improved recovery techniques (including fluid injection) are included in the proved classification when (i) successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir, or an analogous reservoir or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and (ii) the project has been approved for development by all necessary parties and entities, including governmental entities. Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price used is the average price during the twelve-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

Realized Price: The cash market price less all expected quality, transportation and demand adjustments.

Reliable Technology: Reliable technology is a grouping of one or more technologies (including computational methods) that has been field tested and has been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.

Reserves: Reserves are estimated remaining quantities of oil and natural gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and natural gas or related substances to market and all permits and financing required to implement the project. Reserves should not be assigned to adjacent reservoirs isolated by major, potentially sealing, faults until those reservoirs are penetrated and evaluated as economically producible. Reserves should not be assigned to areas that are clearly separated from a known accumulation by a non-productive reservoir (i.e., absence of reservoir, structurally low reservoir or negative test results). Such areas may contain prospective resources (i.e., potentially recoverable resources from undiscovered accumulations).

Reservoir: A porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reserves.

Resources: Resources are quantities of oil and natural gas estimated to exist in naturally occurring accumulations. A portion of the resources may be estimated to be recoverable and another portion may be considered unrecoverable. Resources include both discovered and undiscovered accumulations.

Working Interest: An interest in an oil and natural gas lease that gives the owner of the interest the right to drill for and produce oil and natural gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations.

Workover: Operations on a producing well to restore or increase production.

WTI: West Texas Intermediate.

NAMES OF ENTITIES

As used in this Form 10-Q, unless we indicate otherwise:

•

“Amplify Energy,” “Company,” “we,” “our,” “us” or like terms refers to Amplify Energy Corp. (f/k/a Midstates Petroleum Company, Inc.) individually and collectively with its subsidiaries, as the context requires;

•	“Legacy Amplify” refers to Amplify Energy Holdings LLC (f/k/a Amplify Energy Corp.), the successor reporting company of Memorial Production Partners LP; and
•	“OLLC” refers to Amplify Energy Operating LLC, our wholly owned subsidiary through which we operate our properties.

CAUTIONARY NOTE REGARDING FORWARD–LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

•	business strategies;
•	acquisition and disposition strategy;
•	cash flows and liquidity;
•	financial strategy;
•	ability to replace the reserves we produce through drilling;
•	drilling locations;
•	oil and natural gas reserves;
•	technology;
•	realized oil, natural gas and NGL prices;
•	production volumes;
•	lease operating expense;
•	gathering, processing, and transportation;
•	general and administrative expense;
•	future operating results;
•	ability to procure drilling and production equipment;
•	ability to procure oil field labor;
•	planned capital expenditures and the availability of capital resources to fund capital expenditures;
•	ability to access capital markets;
•	marketing of oil, natural gas and NGLs;
•	acts of God, fires, earthquakes, storms, floods, other adverse weather conditions, war, acts of terrorism, military operations, or national emergency;
•	expectations regarding general economic conditions;
•	competition in the oil and natural gas industry;
•	effectiveness of risk management activities;
•	environmental liabilities;
•	counterparty credit risk;
•	expectations regarding governmental regulation and taxation;
•	expectations regarding developments in oil-producing and natural-gas producing countries; and
•	plans, objectives, expectations and intentions.

All statements, other than statements of historical fact included in this report, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “outlook,” “continue,” the negative of such terms or other comparable terminology. These statements address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as projections of results of operations, plans for growth, goals, future capital expenditures, competitive strengths, references to future intentions and other such references. These forward-looking statements involve risks and uncertainties. Important factors that could cause our actual results or financial condition to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following risks and uncertainties:

•	our results of evaluation and implementation of strategic alternatives;
•	risks related to a redetermination of the borrowing base under our senior secured reserve-based revolving credit facility;
•	our ability to access funds on acceptable terms, if at all, because of the terms and conditions governing our indebtedness, including financial covenants;
•	our ability to satisfy debt obligations;
•	volatility in the prices for oil, natural gas, and NGLs, including further or sustained declines in commodity prices;
•	the potential for additional impairments due to continuing or future declines in oil, natural gas and NGL prices;
•	the uncertainty inherent in estimating quantities of oil, natural gas and NGLs reserves;
•	our substantial future capital requirements, which may be subject to limited availability of financing;
•	the uncertainty inherent in the development and production of oil and natural gas;
•	our need to make accretive acquisitions or substantial capital expenditures to maintain our declining asset base;
•	the existence of unanticipated liabilities or problems relating to acquired or divested businesses or properties;
•	potential acquisitions, including our ability to make acquisitions on favorable terms or to integrate acquired properties;
•

the consequences of changes we have made, or may make from time to time in the future, to our capital expenditure budget, including the impact of those changes on our production levels, reserves, results of operations and liquidity;

•	potential shortages of, or increased costs for, drilling and production equipment and supply materials for production, such as CO2;
•	potential difficulties in the marketing of oil and natural gas;
•	changes to the financial condition of counterparties;
•	uncertainties surrounding the success of our secondary and tertiary recovery efforts;
•	competition in the oil and natural gas industry;
•	general political and economic conditions, globally and in the jurisdictions in which we operate;
•	the impact of legislation and governmental regulations, including those related to climate change and hydraulic fracturing;
•	the risk that our hedging strategy may be ineffective or may reduce our income;
•	the cost and availability of insurance as well as operating risks that may not be covered by an effective indemnity or insurance; and
•	actions of third-party co-owners of interests in properties in which we also own an interest.

The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the events or circumstances described in any forward-looking statement will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in “Part I—Item 1A. Risk Factors” of Legacy Amplify’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 6, 2019 (“Legacy Amplify Form 10-K”), “Risk Factors” in Legacy Amplify’s definitive proxy statement filed on June 28, 2019 and “Part II—Item 1A. Risk Factors” appearing within this report and elsewhere in this report. All forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding shares)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$7,408	$49,704
Restricted cash	325	325
Accounts receivable	32,554	29,514
Short-term derivative instruments	20,709	18,813
Prepaid expenses and other current assets	15,919	7,241
Total current assets	76,915	105,597
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	784,119	598,331
Support equipment and facilities	137,267	108,760
Other	12,431	6,625
Accumulated depreciation, depletion and impairment	(129,460)	(85,535)
Property and equipment, net	804,357	628,181
Long-term derivative instruments	17,715	2,469
Restricted investments	4,622	94,467
Operating lease - long term right-of-use asset	4,925	—
Other long-term assets	6,095	6,129
Total assets	$914,629	$836,843

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6,472	$2,345
Revenues payable	26,754	24,779
Accrued liabilities (see Note 13)	26,327	23,155
Short-term derivative instruments	209	139
Total current liabilities	59,762	50,418
Long-term debt (see Note 8)	278,000	294,000
Asset retirement obligations	89,104	75,867
Long-term derivative instruments	489	—
Operating lease liability	3,214	—
Other long-term liabilities	4,015	—
Total liabilities	434,584	420,285
Commitments and contingencies (see Note 15)
Stockholders' equity:
Preferred stock, $0.01 par value: 50,000,000 shares authorized; no shares issued and outstanding at September 30, 2019 and Preferred stock, $0.0001 par value 45,000,000 shares authorized; no shares issued and outstanding at December 31, 2018	—	—
Warrants, 9,153,522 warrants issued and outstanding at September 30, 2019 and 2,173,913 warrants issued and outstanding at December 31, 2018, respectively	4,790	4,788
Common stock, $0.01 par value: 300,000,000 shares authorized; 39,978,099 shares issued and outstanding at September 30, 2019 and Common stock, $0.0001 par value 300,000,000 shares authorized; 22,181,881 shares issued and outstanding at December 31, 2018	209	3
Additional paid-in capital	435,019	355,872
Accumulated earnings	40,027	55,895
Total stockholders' equity	480,045	416,558
Total liabilities and equity	$914,629	$836,843

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Oil and natural gas sales	$72,426	$85,446	$196,978	$264,187
Other revenues	533	76	668	255
Total revenues	72,959	85,522	197,646	264,442

Costs and expenses:
Lease operating expense	32,977	27,505	88,179	84,575
Gathering, processing and transportation	4,459	6,197	13,507	17,772
Exploration	3	9	24	3,031
Taxes other than income	5,135	4,717	13,008	15,289
Depreciation, depletion and amortization	15,617	13,355	39,696	39,932
General and administrative expense	27,034	8,219	46,908	35,739
Accretion of asset retirement obligations	1,428	1,272	4,071	4,419
(Gain) loss on commodity derivative instruments	(28,725)	21,110	(19,231)	67,218
(Gain) loss on sale of properties	—	(707)	—	1,439
Other, net	224	639	401	519
Total costs and expenses	58,152	82,316	186,563	269,933
Operating income (loss)	14,807	3,206	11,083	(5,491)
Other income (expense):
Interest expense, net	(5,276)	(5,336)	(13,787)	(17,395)
Loss on lease	(4,237)	—	(4,237)	—
Other income (expense)	(104)	(2)	(104)	—
Total other income (expense)	(9,617)	(5,338)	(18,128)	(17,395)
Income (loss) before reorganization items, net and income taxes	5,190	(2,132)	(7,045)	(22,886)
Reorganization items, net	(33)	(466)	(684)	(1,752)
Income tax benefit (expense)	—	—	50	—
Net income (loss)	5,157	(2,598)	(7,679)	(24,638)
Net (income) loss allocated to participating restricted stockholders	(128)	—	—	—
Net income (loss) attributable to common stockholders	$5,029	$(2,598)	$(7,679)	$(24,638)

Earnings per share: (See Note 10)
Basic and diluted earnings per share	$0.15	$(0.10)	$(0.29)	$(0.98)
Weighted average common shares outstanding:
Basic and diluted	33,707	25,073	26,093	25,037

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(In thousands)

	For the Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(7,679)	$(24,638)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	39,696	39,932
(Gain) loss on derivative instruments	(18,897)	67,218
Cash settlements (paid) received on expired derivative instruments	2,315	6,287
Bad debt expense	266	—
Amortization and write-off of deferred financing costs	62	2,249
Accretion of asset retirement obligations	4,071	4,419
(Gain) loss on sale of properties	—	1,439
Share-based compensation (see Note 11)	4,073	3,090
Settlement of asset retirement obligations	(259)	(600)
Changes in operating assets and liabilities:
Accounts receivable	11,328	7,252
Prepaid expenses and other assets	(1,968)	1,698
Payables and accrued liabilities	(12,115)	8,279
Other	4,995	(15)
Net cash provided by operating activities	25,888	116,610
Cash flows from investing activities:
Cash acquired from the Merger	19,250	—
Additions to oil and gas properties	(63,004)	(46,002)
Additions to other property and equipment	788	(167)
Additions to restricted investments	(154)	(413)
Withdrawals of restricted investments	90,000	—
Proceeds from the sale of other property and equipment	31	—
Proceeds from the sale of oil and natural gas properties, net of cash and cash equivalents sold	—	18,088
Other	—	503
Net cash provided by (used in) investing activities	46,911	(27,991)
Cash flows from financing activities:
Advances on revolving credit facilities	103,000	21,000
Payments on revolving credit facilities	(119,000)	(103,000)
Repayment of Midstates revolving credit facility	(76,559)	—
Deferred financing costs	(832)	(18)
Dividends to stockholders	(8,189)	—
Costs incurred in conjunction with tender offer	(107)	—
Common stock repurchased and retired under the share repurchase program	(13,251)	—
Restricted units returned to plan	(313)	(815)
Other	156	9
Net cash provided by (used in) financing activities	(115,095)	(82,824)
Net change in cash, cash equivalents and restricted cash	(42,296)	5,795
Cash, cash equivalents and restricted cash, beginning of period	50,029	6,392
Cash, cash equivalents and restricted cash, end of period	$7,733	$12,187

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY

(In thousands)

	Stockholders' Equity
	Common Stock	Warrants	Additional Paid-in Capital	Treasury Stock	Accumulated Earnings (Deficit)	Total
Balance at December 31, 2018	$3	$4,788	$355,872		$55,895	$416,558
Net income (loss)	—	—	—		(31,477)	(31,477)
Costs incurred in conjunction with tender offer	—	—	(107)		—	(107)
Share-based compensation expense	—	—	1,443		—	1,443
Common stock repurchased and retired under the share repurchase program	—	—	(920)		—	(920)
Balance at March 31, 2019	$3	$4,788	$356,288	$—	$24,418	$385,497
Net income (loss)	—	—	—		18,641	18,641
Share-based compensation expense	—	—	1,479		—	1,479
Common stock repurchased and retired under the share repurchase program	—	—	(331)		—	(331)
Restricted shares repurchased	—	—	(199)		—	(199)
Balance at June 30, 2019	$3	$4,788	$357,237	$—	$43,059	$405,087
Net income (loss)	—	—	—	—	5,157	5,157
Equity transactions related to the Merger	206	2	91,038	—	—	91,246
Treasury shares acquired in the Merger	—	—	—	(2,723)	—	(2,723)
Retirement of treasury shares	—	—	(2,723)	2,723	—	—
Share-based compensation expense	—	—	1,151	—	—	1,151
Common stock repurchased and retired under the share repurchase program	—	—	(12,000)	—	—	(12,000)
Dividends	—	—	—	—	(8,189)	(8,189)
Restricted shares repurchased	—	—	(115)	—	—	(115)
Other	—	—	431	—	—	431
Balance at September 30, 2019	$209	$4,790	$435,019	$—	$40,027	$480,045

	Stockholders' Equity
	Common Stock	Warrants	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total
Balance at December 31, 2017	$3	$4,788	$387,856	$1,286	$393,933
Net income (loss)	—	—	—	3,239	3,239
Share-based compensation expense	—	—	1,176	—	1,176
Restricted shares repurchased	—	—	(208)	—	(208)
Balance at March 31, 2018	$3	$4,788	$388,824	$4,525	$398,140
Net income (loss)	—	—	—	(25,279)	(25,279)
Share-based compensation expense	—	—	336	—	336
Restricted shares repurchased	—	—	(301)	—	(301)
Balance at June 30, 2018	$3	$4,788	$388,859	$(20,754)	$372,896
Net income (loss)	—	—	—	(2,598)	(2,598)
Share-based compensation expense	—	—	1,578	—	1,578
Restricted shares repurchased	—	—	(306)	—	(306)
Other	—	—	9	—	9
Balance at September 30, 2018	$3	$4,788	$390,140	$(23,352)	$371,579

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

General

On August 6, 2019, Midstates Petroleum Company, Inc. (“Midstates”) completed its business combination (the “Merger”) with Amplify Energy Corp. (“Legacy Amplify”) in accordance with the terms of that certain Agreement and Plan of Merger, dated May 5, 2019 (the “Merger Agreement”), by and among Midstates, Legacy Amplify and Midstates Holdings, Inc., a Delaware corporation and direct, wholly owned subsidiary of Midstates (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Legacy Amplify, with Legacy Amplify surviving the Merger as a wholly owned subsidiary of Midstates, and immediately following the Merger, Legacy Amplify merged with and into Alpha Mike Holdings LLC, a Delaware limited liability company and wholly owned subsidiary of Midstates (“LLC Sub”), with LLC Sub surviving as a wholly owned subsidiary of Midstates. On the effective date of the Merger, Midstates changed its name to “Amplify Energy Corp.” (the “Company”) and LLC Sub changed its name to “Amplify Energy Holdings LLC.”

For financial reporting purposes, the Merger represented a “reverse merger” and Legacy Amplify was deemed to be the accounting acquirer in the transaction. Legacy Amplify’s historical results of operations will replace Midstates’ historical results of operations for all periods prior to the Merger and, for all periods following the Merger, the Company’s financial statements will reflect the results of operations of the combined company. Accordingly, the financial statements for the Company included in this Quarterly Report for periods prior to the Merger are not the same as Midstates prior reported filings with the SEC, which were derived from the operations of Midstates. As a result, period-to-period comparisons of our operating results may not be meaningful. The results of any one quarter should not be relied upon as an indication of future performance.

We operate in one reportable segment engaged in the acquisition, development, exploitation and production of oil and natural gas properties. Our management evaluates performance based on one reportable business segment as the economic environments are not different within the operation of our oil and natural gas properties. Our assets consist primarily of producing oil and natural gas properties and are located in Oklahoma, the Rockies, federal waters offshore Southern California, East Texas / North Louisiana and South Texas. Most of our oil and natural gas properties are located in large, mature oil and natural gas reservoirs. The Company’s properties consist primarily of operated and non-operated working interests in producing and undeveloped leasehold acreage and working interests in identified producing wells.

Basis of Presentation

Our Unaudited Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and guidelines of the Securities and Exchange Commission (the “SEC”). The results reported in these Unaudited Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. In our opinion, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for fair presentation. Although we believe the disclosures in these financial statements are adequate, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC.

The Unaudited Condensed Consolidated Financial Statements have been prepared as if the Company is a going concern and reflect the application of Accounting Standards Codification 852 “Reorganizations” (“ASC 852”). ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that were realized or incurred in the bankruptcy proceedings are recorded in “reorganization items, net” on the Company’s Unaudited Condensed Statements of Consolidated Operations.

All material intercompany transactions and balances have been eliminated in preparation of our consolidated financial statements.

Beginning in 2019, the Company has elected to change its reporting convention from natural gas equivalent (Mcfe) to barrels of oil equivalent (Boe). The change in presentation reflects our liquids-weighted production and reserve profile with a balanced approach to development of our oil and natural gas asset portfolio. Legacy Amplify’s proved reserves as of year-end 2018 were 50% crude oil, 15% natural gas liquids and 35% natural gas.

Definitive Merger Agreement

On May 5, 2019, as discussed above, the Company entered into the Merger Agreement pursuant to which Legacy Amplify merged with a subsidiary of Midstates in an all-stock merger-of-equals. Under the terms of the Merger Agreement, Legacy Amplify stockholders received 0.933 shares of newly issued Company common stock for each share of Legacy Amplify common stock that they owned. The Merger closed on August 6, 2019.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of the accompanying Unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates include, but are not limited to, oil and natural gas reserves; depreciation, depletion, and amortization of proved oil and natural gas properties; future cash flows from oil and natural gas properties; impairment of long-lived assets; fair value of derivatives; fair value of equity compensation; fair values of assets acquired and liabilities assumed in business combinations and asset retirement obligations.

Note 2. Summary of Significant Accounting Policies

A discussion of our significant accounting policies and estimates is included in Legacy Amplify Form 10-K.

Reorganization Items, Net

The Company has incurred significant costs associated with the reorganization. Reorganization items, net, which are expensed as incurred, represent costs and income directly associated with the Chapter 11 proceedings since January 16, 2017, the petition date.

The following table summarizes the components of reorganization items, net included in the accompanying Unaudited Condensed Statements of Consolidated Operations (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Professional fees	104	(14)	(241)	(638)
Other	(137)	(452)	(443)	(1,114)
Reorganization items, net	$(33)	$(466)	$(684)	$(1,752)

Lease Recognition

In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance regarding the accounting for leases. The FASB retained a dual model, requiring leases to be classified as either direct financing or operating leases. The classification will be based on criteria that are similar to the current lease accounting treatment. The Company is the lessee under various agreements for office space, compressors, equipment, vehicles and surface rentals (right of use assets) that are currently accounted for as operating leases.

The Company applied the revised lease rules for our interim and annual reporting periods starting January 1, 2019 using the modified retrospective approach with a cumulative impact to retained earnings in that period, and including several optional practical expedients relating to leases commenced before the effective date. The practical expedients the Company adopted are: (1) the original correct assessment of a contract containing a lease will be accepted without further review on all existing or expired contracts; (2) the original lease classification as an operating lease will convert as an operating lease under the new guidance; (3) initial direct costs for any existing leases will not be reassessed; (4) existing land easements or right of use agreements will continue under current accounting policy and only new agreements will be evaluated in the future; and (5) short-term leases for twelve months or less will not be evaluated under the guidance.

See Note 12 for additional information regarding the adoption of the leases standard.

New Accounting Pronouncements

Financial Instruments — Credit Losses. In May 2019 the FASB issued an accounting standards update to provide entities with an option to irrevocably elect the fair value option applied on an instrument-by-instrument basis for certain financial assets upon the adoption. The fair value option election does not apply to held-to-maturity debt securities. The new guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. The Company notes that the impact of this guidance will not be material to the Company’s financial statements and related disclosures.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Revenue

Revenue from contracts with customers

The Company adopted Accounting Standard Update (ASU) No. 2014-09, revenue from contracts with customers (ASC 606), on January 1, 2018 using the modified retrospective method of adoption. Adoption of the ASU did not require an adjustment to the opening balance of equity and did not materially change the Company’s amount and timing of revenues. The Company applied the ASU only to contracts that were not completed as of January 1, 2018.

The reclassification of certain fees between oil and natural gas sales and gathering, processing and transportation is the result of the Company’s assessment of the point in time at which its performance obligations under its commodity sales contracts are satisfied and control of the commodity is transferred to the customer. The Company has determined that its contracts for the sale of crude oil, unprocessed natural gas, residue gas and NGLs contain monthly performance obligations to deliver product at locations specified in the contract. Control is transferred at the delivery location, at which point the performance obligation has been satisfied and revenue is recognized. Fees included in the contract that are incurred prior to control transfer are classified as gathering, processing and transportation and fees incurred after control transfers are included as a reduction to the transaction price. The transaction price at which revenue is recognized consists entirely of variable consideration based on quoted market prices less various fees and the quantity of volumes delivered.

Oil and natural gas revenues are recorded using the sales method. Under this method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers, regardless of whether the sales are proportionate to our ownership in the property. An asset or a liability is recognized to the extent there is an imbalance in excess of the proportionate share of the remaining recoverable reserves on the underlying properties. No significant imbalances existed at September 30, 2019.

Disaggregation of Revenue

We have identified three material revenue streams in our business: oil, natural gas and NGLs. The following table present our revenues disaggregated by revenue stream.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Revenues
Oil	$55,011	$52,576	$136,754	$165,843
NGLs	4,306	12,132	15,509	34,009
Natural gas	13,109	20,738	44,715	64,335
Oil and natural gas sales	$72,426	$85,446	$196,978	$264,187

Contract Balances

Under our sales contracts, we invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities. Accounts receivable attributable to our revenue contracts with customers was $28.2 million at September 30, 2019 and $25.0 million at December 31, 2018.

Transaction Price Allocated to Remaining Performance Obligations

For our contracts that have a contract term greater than one year, we have utilized the practical expedient in ASC 606, which states that a company is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under our contracts, each unit of product delivered to the customer represents a separate performance obligation; therefore, future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required. For our contracts that have a contract term of one year or less, we have utilized the practical expedient in ASC 606, which states that a company is not required to disclose the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Acquisitions and Divestitures

Acquisition and Divestiture Related Expenses

Acquisition and divestiture related expenses for both related party and third party transactions are included in general and administrative expense in the accompanying Unaudited Condensed Statements of Consolidated Operations for the periods indicated below (in thousands):

For the Three Months Ended		For the Nine Months Ended
September 30,		September 30,
2019	2018	2019	2018
$12,833	$82	$16,655	$969

Business Combination

Acquisitions qualifying as a business combination are accounted for under the acquisition method of accounting, which requires, among other items, that assets acquired and liabilities assumed be recognized on the condensed consolidated balance sheet at their fair values as of the acquisition date. The fair value measurements of the oil and natural gas properties acquired and asset retirement obligations assumed were derived utilizing an income approach and based, in part, on significant inputs not observable in the market. These inputs represent Level 3 measurements in the fair value hierarchy and include, but are not limited to, estimates of reserves, future operating and development costs, estimated future cash flows and appropriate discount rates. These inputs required significant judgments and estimates at the time of the valuation.

Merger

On May 5, 2019, Midstates, Legacy Amplify and Merger Sub entered into the Merger Agreement pursuant to which, Merger Sub merged with and into Legacy Amplify, with Legacy Amplify surviving the Merger as a wholly owned subsidiary of Midstates. At the effective time of the Merger, each share of Legacy Amplify common stock issued and outstanding immediately prior to the effective time (other than excluded shares) were cancelled and converted into the right to receive 0.933 shares of Midstates common stock, par value $0.01 per share. On August 6, 2019, the effective date of the Merger, Midstates changed its name to “Amplify Energy Corp.”

Purchase Price Allocation

The Merger has been accounted for using the acquisition method, with Legacy Amplify treated as the acquirer for accounting purposes. The following table represents the preliminary allocation of the total purchase price of Midstates to the identifiable assets acquired and the liabilities assumed based on the fair values as of the acquisition date. Certain data necessary to complete the purchase price allocation is not yet available, and includes, but is not limited to, valuation of pre-acquisition contingencies, final tax returns that provide the underlying tax basis of Midstates assets and liabilities and final appraisals of assets acquired and liabilities assumed. We expect to complete the purchase price allocation during the 12-month period following the acquisition date, during which time the value of the assets and liabilities may be revised as appropriate.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Purchase Price Allocation
(In thousands)
Consideration:
Fair value of Midstates common stock issued in the Merger (a)	$90,150
Fair value of Midstates warrants issued in the Merger	2
Total consideration	$90,152

Fair value of liabilities assumed:
Current liabilities	$24,135
Long-term debt	76,559
Long-term asset retirement obligation	9,440
Other long-term liabilities	5,067
Amounts attributable to liabilities assumed	$115,201

Fair value of assets acquired:
Cash and cash equivalents	$19,250
Other current assets	17,862
Oil and natural gas properties	142,642
Other property and equipment	6,280
Long-term asset retirement cost	9,440
Other non-current assets	9,879
Amounts attributable to assets acquired	$205,353

Total identifiable net assets	$90,152

(a)	Based on 20,415,005 Midstates common shares issued at closing at $4.12 per share (closing price as of August 6, 2019).

We included in our condensed consolidated statements of operations revenues of $12.7 million, direct operating expense of $17.7 million and other expenses of $0.2 million for our Oklahoma properties for the period after the Merger closed.

During the quarter ended September 30, 2019, the Company completed an analysis of Midstates asset retirement obligations as of the acquisition date. Based on this analysis, the Company recorded a measurement period adjustment of $0.9 to increase the asset retirement obligations liability.

During the quarter ended September 30, 2019, the Company completed an analysis of Midstates leases under ASC 842 as of the acquisition date. Based on this analysis, the Company recorded an operating lease right of use asset and liability of approximately $0.3 million.

Unaudited Pro Forma Financials

The following unaudited pro forma financial information for the three and nine months ended September 30, 2019 and 2018, respectively, is based on our historical consolidated financial statements adjusted to reflect as if the Merger had occurred on January 1, 2018. The information below reflects pro forma adjustments based on available information and certain assumptions that we believe are reasonable, including adjustments to conform the classification of expenses in Midstates statements of operations to our classification for similar expenses and the estimated tax impact of pro forma adjustments. The unaudited pro forma financial information is not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the periods presented, nor is it necessarily indicative of future results.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
(Unaudited)	(In thousands, except per unit amounts)
Revenues	$80,482	$139,870	$258,547	$425,306
Net income (loss)	6,845	20,542	6,236	25,269
Earnings per share:
Basic	$0.20	$0.41	$0.24	$0.50
Diluted	$0.20	$0.41	$0.24	$0.50

Divestitures

On May 30, 2018, we closed a transaction to divest certain of our non-core assets located in South Texas (the “South Texas Divestiture”) for total proceeds of approximately $17.1 million, including final post-closing adjustments. This disposition did not qualify as a discontinued operation.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Fair Value Measurements of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a specified measurement date. Fair value estimates are based on either (i) actual market data or (ii) assumptions that other market participants would use in pricing an asset or liability, including estimates of risk. A three-tier hierarchy has been established that classifies fair value amounts recognized or disclosed in the financial statements. The hierarchy considers fair value amounts based on observable inputs (Levels 1 and 2) to be more reliable and predictable than those based primarily on unobservable inputs (Level 3). All the derivative instruments reflected on the accompanying Unaudited Condensed Consolidated Balance Sheets were considered Level 2.

The carrying values of accounts receivables, accounts payables (including accrued liabilities), restricted investments and amounts outstanding under long-term debt agreements with variable rates included in the accompanying Unaudited Condensed Consolidated Balance Sheets approximated fair value at September 30, 2019 and December 31, 2018. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair market values of the derivative financial instruments reflected on the accompanying Unaudited Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 were based on estimated forward commodity prices. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following table presents the gross derivative assets and liabilities that are measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018 for each of the fair value hierarchy levels:

	Fair Value Measurements at September 30, 2019 Using
	Quoted Prices in	Significant Other	Significant
	Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$41,758	$—	$41,758
Interest rate derivatives	—	307	—	307
Total assets	$—	$42,065	$—	$42,065

Liabilities:
Commodity derivatives	$—	$3,584	$—	$3,584
Interest rate derivatives	—	755	—	755
Total liabilities	$—	$4,339	$—	$4,339

	Fair Value Measurements at December 31, 2018 Using
	Quoted Prices in	Significant Other	Significant
	Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$25,515	$—	$25,515

Liabilities:
Commodity derivatives	$—	$4,372	$—	$4,372

See Note 6 for additional information regarding our derivative instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis as reflected on the accompanying Unaudited Condensed Consolidated Balance Sheets. The following methods and assumptions are used to estimate the fair values:

•

The fair value of asset retirement obligations (“AROs”) is based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding factors such as the existence of a legal obligation for an ARO; amounts and timing of settlements; the credit-adjusted risk-free rate; and inflation rates. The initial fair value estimates are based on unobservable market data and are classified within Level 3 of the fair value hierarchy. See Note 7 for a summary of changes in AROs.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•

Proved oil and natural gas properties are reviewed for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such properties. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, estimates of probable reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and natural gas properties.

•

Unproved oil and natural gas properties are reviewed for impairment based on time or geologic factors. Information such as drilling results, reservoir performance, seismic interpretation or future plans to develop acreage is also considered.

•	No impairments were recognized during the three or nine months ended September 30, 2019 and 2018, respectively.

Note 6. Risk Management and Derivative Instruments

Derivative instruments are utilized to manage exposure to commodity price fluctuations and achieve a more predictable cash flow in connection with natural gas and oil sales from production and borrowing related activities. These instruments limit exposure to declines in prices, but also limit the benefits that would be realized if prices increase.

Certain inherent business risks are associated with commodity derivative contracts, including market risk and credit risk. Market risk is the risk that the price of natural gas or oil will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the counterparty to a contract. It is our policy to enter into derivative contracts, only with creditworthy counterparties, which generally are financial institutions, deemed by management as competent and competitive market makers. Some of the lenders, or certain of their affiliates, under our previous and current credit agreements are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with creditworthy counterparties that are generally large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. We have also entered into International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. Had all counterparties failed completely to perform according to the terms of the existing contracts, we would have had the right to offset $36.6 million against amounts outstanding under our New Revolving Credit Facility (as defined below) at September 30, 2019, reducing our maximum credit exposure to approximately $1.4 million, of which approximately $1.2 million was with one counterparty. See Note 8 for additional information regarding our Emergence Credit Facility (as defined below) and our New Revolving Credit Facility (as defined below).

Commodity Derivatives

We may use a combination of commodity derivatives (e.g., floating-for-fixed swaps, put options, costless collars and three-way collars) to manage exposure to commodity price volatility. We recognize all derivative instruments at fair value.

We enter into natural gas derivative contracts that are indexed to NYMEX-Henry Hub. We also enter into oil derivative contracts indexed to either NYMEX-WTI or ICE Brent. Our NGL derivative contracts are primarily indexed to OPIS Mont Belvieu.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2019, we had the following open commodity positions:

	Remaining
	2019	2020	2021	2022
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (MMBtu)	1,643,333	150,000	187,500	—
Weighted-average fixed price	$2.84	$2.65	$2.56	$—

Collar contracts:
Two-way collars
Average monthly volume (MMBtu)	—	520,000	162,500	—
Weighted-average floor price	$—	$2.64	$2.58	$—
Weighted-average ceiling price	$—	$2.96	$2.84	$—

Three-way collars
Average monthly volume (MMBtu)	202,667	76,000	—	—
Weighted-average ceiling price	$3.45	$3.45	$—	$—
Weighted-average floor price	$2.65	$2.65	$—	$—
Weighted-average sub-floor price	$2.15	$2.15	$—	$—

Natural Gas Basis Swaps:
PEPL basis swaps:
Average monthly volume (Bbls)	—	600,000	500,000	—
Weighted-average fixed price	$—	$(0.46)	$(0.40)	$—

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (Bbls)	180,333	153,050	116,250	30,000
Weighted-average fixed price	$55.25	$57.54	$56.05	$55.32

Collar contracts:
Two-way collars
Average monthly volume (Bbls)	76,000	14,300	—	—
Weighted-average floor price	$55.00	$55.00	$—	$—
Weighted-average ceiling price	$63.85	$62.10	$—	$—

Three-way collars
Average monthly volume (MMBtu)	61,200	30,500	—	—
Weighted-average ceiling price	$63.14	$65.75	$—	$—
Weighted-average floor price	$53.75	$50.00	$—	$—
Weighted-average sub-floor price	$43.75	$40.00	$—	$—

NGL Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (Bbls)	72,000	65,425	22,800	—
Weighted-average fixed price	$29.96	$25.20	$24.25	$—

Interest Rate Swaps

Periodically, we enter into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates such as those in our credit agreement to fixed interest rates. At September 30, 2019, we had the following interest rate swap open positions:

	Remaining
	2019	2020	2021	2022
Average Monthly Notional (in thousands)	$125,000	$125,000	$125,000	$75,000
Weighted-average fixed rate	1.612%	1.612%	1.612%	1.281%
Floating rate	1 Month LIBOR	1 Month LIBOR	1 Month LIBOR	1 Month LIBOR

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at September 30, 2019 and December 31, 2018. There was no cash collateral received or pledged associated with our derivative instruments since most of the counterparties, or certain of their affiliates, to our derivative contracts are lenders under our credit agreement.

		Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
		September 30,	September 30,	December 31,	December 31,
Type	Balance Sheet Location	2019	2019	2018	2018
		(In thousands)
Commodity contracts	Short-term derivative instruments	$23,043	$2,584	$21,217	$2,543
Interest rate swaps	Short-term derivative instruments	275	234	—	—
Gross fair value		23,318	2,818	21,217	2,543
Netting arrangements		(2,609)	(2,609)	(2,404)	(2,404)
Net recorded fair value	Short-term derivative instruments	$20,709	$209	$18,813	$139

Commodity contracts	Long-term derivative instruments	$18,715	$1,000	$4,298	$1,829
Interest rate swaps	Long-term derivative instruments	32	521	—	—
Gross fair value		18,747	1,521	4,298	1,829
Netting arrangements		(1,032)	(1,032)	(1,829)	(1,829)
Net recorded fair value	Long-term derivative instruments	$17,715	$489	$2,469	$—

(Gains) Losses on Derivatives

We do not designate derivative instruments as hedging instruments for accounting and financial reporting purposes. Accordingly, all gains and losses, including changes in the derivative instruments’ fair values, have been recorded in the accompanying Unaudited Condensed Statements of Consolidated Operations. The following table details the gains and losses related to derivative instruments for the periods indicated (in thousands):

		For the Three Months Ended		For the Nine Months Ended
	Statements of	September 30,		September 30,
	Operations Location	2019	2018	2019	2018
Commodity derivative contracts	(Gain) loss on commodity derivatives	$(28,725)	$21,110	$(19,231)	$67,218
Interest rate derivatives	Interest expense, net	(199)	—	334	—

Note 7. Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the Company’s portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the nine months ended September 30, 2019 (in thousands):

Asset retirement obligations at beginning of period	$76,344
Liabilities added from acquisition or drilling	9,477
Liabilities settled	(259)
Accretion expense	4,071
Revision of estimates	(52)
Asset retirement obligation at end of period	89,581
Less: Current portion	(477)
Asset retirement obligations - long-term portion	$89,104

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Long-Term Debt

The following table presents our consolidated debt obligations at the dates indicated:

	September 30,	December 31,
	2019	2018
	(In thousands)
New Revolving Credit Facility (1)	$278,000	$294,000
Long-term debt	$278,000	$294,000

(1)	The carrying amount of our New Revolving Credit Facility approximates fair value because the interest rates are variable and reflective of market rates.

New Revolving Credit Facility

Amplify Energy Operating LLC, our wholly owned subsidiary (“OLLC”), is a party to a reserve-based revolving credit facility (the “New Revolving Credit Facility”), subject to a borrowing base of $530.0 million as of September 30, 2019, which is guaranteed by us and all of our current subsidiaries. The New Revolving Credit Facility matures on November 2, 2023.

In connection with the Merger, on August 6, 2019, Amplify Energy Operating LLC and Amplify Acquisitionco LLC entered into a Borrowing Base Redetermination, Commitment Increase and Joinder Agreement to Credit Agreement, with the guarantors party thereto, the lenders party thereto and Bank of Montreal, as administrative agent (the “Joinder Agreement”). The Joinder Agreement amends the New Revolving Credit Facility to, among other things:

•	redetermine the borrowing base of the New Revolving Credit Facility, by increasing the borrowing base from $425.0 million to $530.0 million;
•	increase the commitments of certain of the original lenders under the New Revolving Credit Facility; and
•	add additional lenders as parties to the New Revolving Credit Facility.

Upon closing of the Merger on August 6, 2019, Midstates’ existing reserve-based revolving credit facility was terminated and all remaining borrowings were repaid by the Company.

On June 24, 2019, as discussed in Note 15, the Company received the release of $90.0 million from the Beta decommissioning trust account and used the proceeds to reduce amounts outstanding under our New Revolving Credit Facility.

Our borrowing base under our New Revolving Credit Facility is subject to redetermination on at least a semi-annual basis primarily based on a reserve engineering report with respect to our estimated natural gas, oil and NGL reserves, which takes into account the prevailing natural gas, oil and NGL prices at such time, as adjusted for the impact of our commodity derivative contracts.

Second Amendment to New Revolving Credit Facility

On July 16, 2019, OLLC entered into the Second Amendment to Credit Agreement (the “Second Amendment”), among OLLC, Amplify Acquisitionco Inc., Amplify Energy, the guarantors party thereto, the lenders party thereto and Bank of Montreal, as administrative agent (the “Administrative Agent”).

The Second Amendment amends the parties’ existing Credit Agreement, dated as of November 2, 2018, in connection with the completion of the Merger, following which Midstates may contribute, through a series of transactions, the equity interests it holds in Midstates Petroleum Company, LLC, a Delaware limited liability company, to the borrower (the “Contribution”), to, among other things, (i) provide that if the Merger and the Contribution are not consummated on or prior to August 31, 2019, the Administrative Agent and the lenders have the right (but not the obligation) to redetermine the borrowing base on or after September 1, 2019 and (ii) amend certain other provisions of the New Revolving Credit Facility.

First Amendment to New Revolving Credit Facility

On May 5, 2019, OLLC entered into the First Amendment to Credit Agreement, among OLLC, Amplify Acquisitionco Inc., Amplify Energy, the guarantors party thereto, the lenders party thereto and Bank of Montreal, as administrative agent (the “First Amendment”).

The First Amendment amends the New Revolving Credit Facility to, among other things, (i) modify certain defined terms in connection with the completion of the transactions contemplated by the Merger Agreement, including the Merger; (ii) allow certain structural changes for tax planning activities; and (iii) modify certain covenants in the New Revolving Credit Facility that restrict Amplify Energy’s ability to take certain actions or engage in certain business such that, once the First Amendment is effective, the occurrence of such actions or business in connection with the Merger Agreement or completion of the transactions contemplated thereby, including the Merger, will not be so restricted.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Certain of the modifications to the New Revolving Credit Facility, including those permitting pre-Merger tax restrictions, became effective upon the signing of the First Amendment. The remaining modifications become effective concurrently with the consummation of the Merger, subject to certain closing conditions.

The First Amendment also contains customary representations, warranties and agreements of OLLC and the guarantors. All other material terms and conditions of the New Revolving Credit Facility were unchanged by the First Amendment.

The foregoing description of the First Amendment is qualified in its entirety by reference to the First Amendment, which is attached as Exhibit 10.1 to Legacy Amplify’s current report on Form 8-K filed on May 6, 2019.

Emergence Credit Facility

At September 30, 2018, OLLC, was a party to a $1.0 billion revolving credit facility (our “Emergence Credit Facility”) which was guaranteed by us and all of our current subsidiaries.

On November 2, 2018, in connection with entry into our New Revolving Credit Facility, the Emergence Credit Facility was terminated and repaid in full.

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid, excluding commitment fees, on our consolidated variable-rate debt obligations for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
New Revolving Credit Facility	4.89%	n/a	4.99%	n/a
Emergence Credit Facility	n/a	5.94%	n/a	5.73%

Letters of Credit

At September 30, 2019, we had $1.7 million of letters of credit outstanding, primarily related to operations at our Wyoming properties.

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with our New Revolving Credit Facility was $5.0 million at September 30, 2019. At September 30, 2019, the unamortized deferred financing costs are amortized over the remaining life of our New Revolving Credit Facility.

Note 9. Equity (Deficit)

Common Stock

The Company’s authorized capital stock includes 300,000,000 shares of common stock, $0.01 par value per share. The following is a summary of the changes in our common stock issued for the nine months ended September 30, 2019:

Common
Shares
Balance, December 31, 2018	22,181,881
Issuance of common stock	—
Restricted stock units vested	412,938
Repurchase of common shares	(120,163)
Common stock repurchased and retired under share repurchase program	(169,400)
Balance, June 30, 2019	22,305,256
Restricted stock units vested	38,181
Repurchase of common shares	(9,427)
Balance, August 5, 2019	22,334,010
Ratio to convert Amplify shares	0.933
Common stock issued to Legacy Amplify stockholders	20,837,633
Midstates stock outstanding and acquired with the Merger	20,415,005
Treasury shares acquired from the Merger	205,861
Restricted stock units vested	602,053
Repurchase of common shares	(11,740)
Common stock repurchased and retired under share repurchase program	(1,723,146)
Cancelation and retirement of shares	(347,567)
Balance, September 30, 2019	39,978,099

Treasury Stock

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of August 5, 2019, Midstates had 205,861 treasury shares outstanding. After the Merger closed, the Company retired and cancelled all treasury stock outstanding. No treasury stock remained outstanding at September 30, 2019.

Warrants

On the May 4, 2017 (the “Effective Date”), Legacy Amplify entered into a warrant agreement (the “Warrant Agreement”) with American Stock Transfer & Trust Company, LLC, as warrant agent (“AST”), pursuant to which Legacy Amplify issued warrants to purchase up to 2,173,913 shares of Legacy Amplify’s common stock (representing 8% of Legacy Amplify’s outstanding common stock as of the Effective Date including shares of Legacy Amplify’s common stock issuable upon full exercise of the warrants, but excluding any common stock issuable under Legacy Amplify’s Management Incentive Plan (the “MIP”)), exercisable for a five-year period commencing on the Effective Date at an exercise price of $42.60 per share.

On the effective date of the Merger, Legacy Amplify, Midstates and AST entered into an Assignment and Assumption Agreement, pursuant to which the Company agreed to assume Legacy Amplify’s Warrant Agreement.

As of August 5, 2019, Midstates had outstanding warrants of 4,647,520 Third Lien Notes Warrants at an exercise price of $22.78 per share (the “Third Lien Warrants”) and 2,332,089 Unsecured Creditor Warrants at an exercise price of $43.67 per share (the “Unsecured Creditor Warrants” and collectively with the Third Lien Warrants, the “Warrants”). The Warrants expire on April 21, 2020. As a result of the Merger, the value of the outstanding Warrants were adjusted downward based on the low stock price and estimated fair value as of the Merger date. See Note 4 for additional information regarding the purchase price allocation of the Merger.

Share Repurchase Program

On December 21, 2018, Legacy Amplify’s board of directors authorized the repurchase of up to $25.0 million of Legacy Amplify outstanding shares of common stock, with repurchases beginning on January 9, 2019. During the six months ended June 30, 2019, Legacy Amplify repurchased 169,400 shares of common stock at an average price of $7.35 for a total cost of approximately $1.3 million. On April 18, 2019, in anticipation of the Merger, Legacy Amplify terminated the repurchase program.

In connection, with the closing of the Merger, the board of directors approved the commencement of an open market share repurchase program of up to $25.0 million of the Company’s outstanding shares of common stock, with repurchases beginning on or after August 6, 2019. During the three months ended September 30, 2019, the Company repurchased 1,773,146 shares of common stock at an average price of $5.81 for a total cost of approximately $10.4 million.

Cash Dividend Payment

On August 6, 2019, our board of directors approved a dividend of $0.20 per share of outstanding common stock or $8.2 million in aggregate, which was paid on September 18, 2019, to stockholders of record at the close of business on September 4, 2019. The amount of future dividends is subject to discretionary approval by the board of directors.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Earnings per Share

The following sets forth the calculation of earnings (loss) per share, or EPS, for the periods indicated (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss)	$5,157	$(2,598)	$(7,679)	$(24,638)
Less: Net income allocated to participating restricted stockholders	128	—	—	—
Basic and diluted earnings available to common stockholders	$5,029	$(2,598)	$(7,679)	$(24,638)

Common shares/units:
Common shares outstanding — basic	33,707	25,073	26,093	25,037
Dilutive effect of potential common shares	—	—	—	—
Common shares outstanding — diluted	33,707	25,073	26,093	25,037

Net earnings per share:
Basic	$0.15	$(0.10)	$(0.29)	$(0.98)
Diluted	$0.15	$(0.10)	$(0.29)	$(0.98)
Antidilutive stock options (1)	3	116	3	116
Antidilutive warrants (2)	9,154	2,174	9,154	2,174

(1)	Amount represents options to purchase common stock that are excluded from the diluted net earnings per share calculations because of their antidilutive effect.
(2)	Amount represents warrants to purchase common stock that are excluded from the diluted net earnings per share calculations because of their antidilutive effect.

Note 11. Long-Term Incentive Plans

In May 2017, Legacy Amplify implemented the Management Incentive Plan (the “MIP”). An aggregate of 2,166,803 shares of Legacy Amplify common stock were reserved for issuance under the MIP. In connection with the closing of the Merger, on August 6, 2019, the Company assumed the MIP.

Restricted Stock Units

Restricted Stock Units with Service Vesting Condition

The restricted stock units with service vesting conditions (“TSUs”) are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a straight-line basis over the requisite service period and forfeitures are accounted for as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost associated with the TSUs was $3.2 million at September 30, 2019. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 1.6 years.

The following table summarizes information regarding the TSUs granted under the MIP for the period presented:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
TSUs outstanding at December 31, 2018	557,963	$11.41
Granted (2)	280,416	$6.80
Forfeited	(35,596)	$11.13
Vested	(444,142)	$9.01
TSUs outstanding at September 30, 2019	358,641	$10.71

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)	The aggregate grant date fair value of TSUs issued for the nine months ended September 30, 2019 was $1.9 million based on a grant date market price ranging from $4.48 to $8.70 per share.

Restricted Stock Units with Market and Service Vesting Conditions

The restricted stock units with market and service vesting conditions (“PSUs”) are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a graded-vesting basis. As such, the Company recognizes compensation cost over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards. The Company accounts for forfeitures as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost related to the PSUs was $0.6 million at September 30, 2019. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 1.2 years.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The PSUs will vest based on the satisfaction of service and market vesting conditions with market vesting based on the Company’s achievement of certain share price targets. The PSUs are subject to service-based vesting such that 50% of the PSUs service vest on the applicable market vesting date and an additional 25% of the PSUs service vest on each of the first and second anniversaries of the applicable market vesting date.

In the event of a qualifying termination, subject to certain conditions, (i) all PSUs that have satisfied the market vesting conditions will fully service vest, upon such termination, and (ii) if the termination occurs between the second and third anniversaries of the grant date, then PSUs that have not market vested as of the termination will market vest to the extent that the share targets (in each case, reduced by $0.25) are achieved as of such termination. Subject to the foregoing, any unvested PSUs will be forfeited upon termination of employment.

A Monte Carlo simulation was used in order to determine the fair value of these awards at the grant date.

The assumptions used to estimate the fair value of the PSUs are as follows:

Share price targets	$12.50	$15.00	$17.50

Risk-free interest rate:
Awards Issued on January 1, 2019	2.44%	2.44%	2.44%
Awards Issued on April 1, 2019	2.28%	2.28%	2.28%
Awards Issued on July 1, 2019	1.73%	1.73%	1.73%

Dividend yield	—	—	—

Expected volatility:
Awards Issued on January 1, 2019	54.0%	54.0%	54.0%
Awards Issued on April 1, 2019	50.0%	50.0%	50.0%
Awards Issued on July 1, 2019	57.0%	57.0%	57.0%

Calculated fair value per PSU:
Awards Issued on January 1, 2019	$6.76	$5.86	$5.11
Awards Issued on April 1, 2019	$4.22	$3.43	$2.80
Awards Issued on July 1, 2019	$2.63	$2.05	$1.64

The following table summarizes information regarding the PSUs granted under the MIP for the period presented:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
PSUs outstanding at December 31, 2018	367,141	$8.14
Granted (2)	16,562	$4.06
Forfeited	(44,552)	$7.59
Vested	—	$—
PSUs outstanding at September 30, 2019	339,151	$8.01

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)	The aggregate grant date fair value of PSUs issued for the nine months ended September 30, 2019 was less than $0.1 million based on a calculated fair value price ranging from $1.64 to $6.76 per share.

2017 Non-Employee Directors Compensation Plan

In June 2017, Legacy Amplify implemented the 2017 Non-Employee Directors Compensation Plan (“Directors Compensation Plan”) to attract and retain the services of experienced non-employee directors of Legacy Amplify or its subsidiaries. An aggregate of 186,600 shares of Legacy Amplify’s common stock were reserved for issuance under the Directors Compensation Plan. In connection with the closing of the Merger, on August 6, 2019, the Company assumed the Directors Compensation Plan.

The restricted stock units with a service vesting condition (“Board RSUs”) are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a straight-line basis over the requisite service period and forfeitures are accounted for as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost associated with restricted stock unit awards was $0.4 million at September 30, 2019. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 2.1 years.

The following table summarizes information regarding the Board RSUs granted under the Directors Compensation Plan for the period presented:

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
Board RSUs outstanding at December 31, 2018	36,955	$11.36
Granted (2)	40,060	$6.95
Forfeited	—	$—
Vested	(46,396)	$9.54
Board RSUs outstanding at September 30, 2019	30,619	$8.35

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)	The aggregate grant date fair value of Board RSUs issued for the nine months ended September 30, 2019 was $0.3 million based on grant date market price of $6.95 per share.

Compensation Expense

The following table summarizes the amount of recognized compensation expense associated with the MIP and Directors Compensation Plan, which are reflected in the accompanying Unaudited Condensed Statements of Consolidated Operations for the periods presented (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Equity classified awards
TSUs	$650	$490	$1,852	$601
PSUs	120	495	825	747
Board RSUs	58	44	221	98
Restricted stock options	—	39	—	115
	$828	$1,068	$2,898	$1,561

Midstates 2016 Long Term Incentive Plan

On October 21, 2016, Midstates established the 2016 Long-term Incentive Plan (“Midstates 2016 LTIP”) and filed a Form S-8 with the SEC, registering 3,513,950 shares for issuance under the terms of the Midstates 2016 LTIP to employees, directors and certain other persons (the “Award Shares”). The types of awards that may be granted under the Midstates 2016 LTIP include stock options, restricted stock units, restricted stock, performance awards and other forms of awards granted or denominated in shares of common stock, as well as certain cash-based awards (the “Awards”). The terms of each award were determined by Midstates compensation committee of the board of directors. Awards that expire, or are canceled, forfeited, exchanged, settled in cash or otherwise terminated, will again be available for future issuance under the Midstates 2016 LTIP.

Midstates Restricted Stock Units

At September 30, 2019, the Company had 25,662 non-vested restricted stock units outstanding to employees and non-employee directors pursuant to the Midstates 2016 LTIP, excluding restricted stock units issued to non-employee directors containing a market condition, which are discussed below. The Midstates non-vested restricted stock units are accounted for as equity-classified awards. Restricted stock units granted to employees in 2019 under the Midstates 2016 LTIP vest in full on March 1, 2021, or upon the occurrence of a change in control, provided the employee has not terminated employment prior to such vesting date. Remaining non-vested employee restricted stock units will vest upon termination after the Merger transition period in the fourth quarter of 2019. Restricted stock units granted to non-employee directors during 2019 vest on the first to occur of (i) December 31, 2019, (ii) the date the non-employee director ceases to be a director of the board of directors (other than for cause), (iii) the director’s death, (iv) the director’s disability or (v) a change in control of Midstates.

The following table summarizes the Midstates non-vested restricted stock unit award activity for the period presented:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
Midstates non-vested restricted stock units outstanding at August 6, 2019	353,464	$12.25
Granted	—	$—
Forfeited	—	$—
Vested	(327,802)	$12.02
Midstates non-vested restricted stock units outstanding at September 30, 2019	25,662	$15.23

Midstates Stock Options

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2019, the Company had 3,495 non-vested options outstanding pursuant to the Midstates 2016 LTIP. The Midstates stock options are accounted for as equity-classified awards. Stock Option Awards currently outstanding under Midstates 2016 LTIP vest ratably over a period of three years: one-sixth vest on the six-month anniversary of the grant date, an additional one-sixth vest on the twelve-month anniversary of the grant date, an additional one-third vest on the twenty-four month anniversary of the grant date and the final one-third vest on the thirty-six month anniversary of the grant date. Stock Option Awards expire 10 years from the grant date.

The following table summarizes the Midstates 2016 LTIP non-vested stock option activity for the period presented:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
Midstates stock options outstanding at August 6, 2019	54,365	$19.68
Granted	—	$—
Forfeited	—	$—
Vested	(50,870)	$19.68
Midstates stock options outstanding at September 30, 2019	3,495	$19.66

Non-Employee Director Restricted Stock Units Containing a Market Condition

On November 23, 2016, Midstates issued restricted stock units to non-employee directors that contained a market vesting condition. Midstates previously recognized the non-employee director restricted stock units containing a market condition as liability awards. These restricted stock units would have vested (i) on the first business day following the date on which the trailing 60-day average share price (including any dividends paid) of Midstates common stock is equal to or greater than $30.00 or (ii) upon a change in control (as defined in the Midstates 2016 LTIP). Additionally, all unvested restricted stock units containing a market vesting condition will be immediately forfeited upon the first to occur of (i) the fifth anniversary of the grant date or (ii) any participant’s termination as a director for any reason (except for a termination as part of a change in control of Midstates).

On August 5, 2019, Midstates had 50,864 market condition awards outstanding and on August 5, 2019 all 50,864 shares were vested. No shares were outstanding at September 30, 2019 related to non-employee director restricted stock units containing a market condition.

As of September 30, 2019, there were no unrecognized stock-based compensation expense related to market condition awards.

Midstates Chief Executive Officer (“CEO”) Restricted Stock Units Containing a Market Condition

On November 1, 2017, Midstates issued 135,778 restricted stock units to its CEO that contained a market vesting condition. These restricted stock units will vest, if at all, based on Midstates total stockholder return for the performance period of October 25, 2017, through October 31, 2020. Market conditions under this grant are (i) with respect to 50% of the restricted stock units granted, Midstates cumulative total shareholder return (“TSR”) which is defined as the change in the value of the stock over the performance period with the beginning and ending stock price based on a 20-day average stock price and (ii) with respect to the remaining 50% of the restricted stock units granted, the percentile rank of Midstates TSR compared to the TSR of the Peer Group over the performance period (“Relative TSR”).

To the extent that actual TSR or Relative TSR for the performance period is between specified vesting levels, the portion of the restricted stock units that shall become vested based on actual and Relative TSR performance shall be determined on a pro-rata basis using straight-line interpolation; provided that the maximum portion of the RSUs that may become vested based on actual cumulative TSR or Relative TSR for the performance period shall not exceed 120% of the awards granted.

On August 5, 2019, Midstates had 135,778 restricted stock units outstanding to its CEO and on August 5, 2019 all 135,778 shares were vested. No shares were outstanding at September 30, 2019.

Midstates 2018 Performance Stock Units Issued to Certain Members of Executive Management Containing a Market Condition

On March 1, 2018, Midstates issued 96,305 restricted stock units to certain members of Midstates executive management team that contained a market vesting condition. Midstates previously accounted for these restricted stock award as equity awards.

If a member of Midstates executive management team had terminated its employment prior to vesting, the outstanding award would have been forfeited. Midstates executive management restricted stock units with a market condition were subject to accelerated vesting in the event the executive’s employment is terminated prior to vesting by Midstates without “Cause” or by the participant with “Good Reason” (each, as defined in the Midstates 2016 LTIP) or due to the executive’s death or disability. Upon a change in control (as defined in the Midstates 2016 LTIP), the Midstates compensation committee of the board of directors could (i) accelerate all or a portion of the award, (ii) cancel all of the award and pay cash, stock or combination equal to the change in control price, (iii) provide for the assumption or substitution or continuation by the successor company, (iv) certify to the extent to which the vesting conditions had been achieved prior to the conclusion of the performance period or (v) adjust restricted stock units to reflect the change in control.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On August 5, 2019 all 96,305 restricted stock units issued had vested noting no shares outstanding at September 30, 2019.

Midstates 2019 Performance Stock Units Issued to Certain Members of Executive Management Containing a Market Condition

On March 7, 2019, Midstates issued 193,921 restricted stock units to certain members of Midstates executive management team that contained a market vesting condition. Midstates previously accounted for these restricted stock awards as equity awards.

On August 5, 2019 all 193,921 restricted stock units issued were cancelled and no shares were outstanding at September 30, 2019.

Note 12. Leases

As discussed in Note 2, the Company adopted ASU 842, leases, on January 1, 2019 using the modified retrospective approach with a cumulative impact to retained earnings. The adoption of this standard has resulted in an increase in the assets and liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheet. The Company has completed the review and evaluation of current and potential leases which resulted primarily in our corporate office lease and some minor equipment and vehicle leases qualifying under the new guidance. Based upon this analysis, the impact of the new guidance established a liability and the corresponding asset of $5.4 million at January 1, 2019.

For the quarter ended September 30, 2019, our leases qualify as operating leases and we did not have any existing or new leases qualifying as financing leases. We have leases for office space and equipment in our corporate office and operating regions as well as vehicles, compressors and surface rentals related to our business operations. In addition, we have offshore Southern California pipeline right-of-way use agreements. Most of our leases, other than our corporate office lease, have an initial term and may be extended on a month-to-month basis after expiration of the initial term. Most of our leases can be terminated with 30-day prior written notice. The majority of our month-to-month leases are not included as a lease liability in our balance sheet under ASC 842 because continuation of the lease is not reasonably certain. Additionally, the Company elected the short-term practical expedient to exclude leases with a term of twelve months or less.

Our corporate office lease does not provide an implicit rate. To determine the present value of the lease payments, we use our incremental borrowing rate based on the information available at the inception date. To determine the incremental borrowing rate, we apply a portfolio approach based on the applicable lease terms and the current economic environment. We use a reasonable market interest rate for our office equipment and vehicle leases.

The following table presents the Company’s right-of-use assets and lease liabilities as of September 30, 2019.

September 30,
2019
(In thousands)
Right-of-use asset	$4,925

Lease liabilities:
Current lease liability	1,732
Long-term lease liability	3,214
Total lease liability	$4,946

The following table reflects the Company’s maturity analysis of the minimum lease payment obligations under non-cancelable operating leases with a remaining term in excess of one year (in thousands):

	Office leases	Leased vehicles and office equipment	Total
Remaining 2019	$399	$175	$574
2020	1,231	537	1,768
2021	1,727	627	2,354
2022 and thereafter	411	119	530
Total lease payments	$3,768	$1,458	$5,226
Less: interest	$220	$60	$280
Present value of lease liabilities	$3,548	$1,398	$4,946

The following is a schedule of the Company’s future contractual payment for operating leases prepared in accordance with accounting standards prior to the adoption of ASC 842, as of December 31, 2018 (in thousands):

		Payment or Settlement Due by Period
Operating leases	Total	2019	2020	2021	2022	2023	Thereafter
Operating leases	$11,846	$5,893	$2,072	$2,109	$337	$205	$1,230

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The weighted average remaining lease terms and discount rate for all of our operating leases were as follow as of September 30, 2019:

September 30,
2019
Weighted average remaining lease term (years):
Office leases	1.67
Vehicles	0.53
Office equipment	0.09
Weighted average discount rate:
Office leases	3.61%
Vehicles	0.85%
Office equipment	0.18%

During the three months ended September 30, 2019, the Company recorded a $4.2 million loss on lease, which relates to the Midstates corporate office lease. The office will be vacated by mid-November. Because of excess sublease inventory in the local market, a liability has been accrued for rent and other operating expenses based upon the term and provisions of the lease.

We have instituted internal controls going forward to monitor and evaluate new leases for appropriate accounting under the new guidance.

Note 13. Supplemental Disclosures to the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Cash Flows

Accrued Liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	September 30,	December 31,
	2019	2018
Accrued lease operating expense	$11,561	$10,469
Accrued capital expenditures	5,448	4,349
Accrued general and administrative expense	4,459	4,393
Accrued ad valorem tax	2,541	729
Operating lease liability	1,732	—
Asset retirement obligations	477	477
Accrued interest payable	38	2,476
Other	71	262
Accrued liabilities	$26,327	$23,155

Cash and Cash Equivalents Reconciliation

The following table provides a reconciliation of cash and cash equivalents on the Unaudited Condensed Consolidated Balance Sheet to cash, cash equivalents and restricted cash on the Unaudited Condensed Statements of Consolidated Cash Flows (in thousands):

	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$7,408	$49,704
Restricted cash	325	325
Total cash, cash equivalents and restricted cash	$7,733	$50,029

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flows

Supplemental cash flows for the periods presented (in thousands):

	For the Nine Months Ended
	September 30,
	2019	2018
Supplemental cash flows:
Cash paid for interest, net of amounts capitalized	$12,477	$15,405
Cash paid for reorganization items, net	684	2,004

Noncash investing and financing activities:
Increase (decrease) in capital expenditures in payables and accrued liabilities	324	(565)
Assets acquired & liabilities assumed in the Merger:
Accounts receivable	14,633	—
Prepaids and other current assets	3,229	—
Other non-current assets	9,879
Oil and natural gas properties	142,642	—
Other property and equipment	6,280
Accounts payable and accrued liabilities	(24,135)	—
Other non-current liabilities	(5,067)	—
Long-term debt	(76,559)	—
Issuance of common stock in connection with the Merger	90,150	—

Note 14. Related Party Transactions

Related Party Agreements

There have been no transactions in excess of $120,000 between us and any related person in which the related person had a direct or indirect material interest for the three and nine months ended September 30, 2019 and 2018, respectively.

Note 15. Commitments and Contingencies

Litigation and Environmental

We are not aware of any litigation, pending or threatened, that we believe will have a material adverse effect on our financial position, results of operations or cash flows; however, cash flow could be significantly impacted in the reporting periods in which such matters are resolved.

Although we are insured against various risks to the extent we believe it is prudent, there is no assurance that the nature and amount of such insurance will be adequate, in every case, to indemnify us against liabilities arising from future legal proceedings.

At September 30, 2019 and December 31, 2018, we had no environmental reserves recorded on our Unaudited Condensed Consolidated Balance Sheet.

Supplemental Bond for Decommissioning Liabilities Trust Agreement

Beta Operating Company, LLC (“Beta”), has an obligation with the BOEM in connection with its 2009 acquisition of our properties in federal waters offshore Southern California. The Company had previously supported this obligation with $71.3 million of A-rated surety bonds and $90.2 million of cash, but $90.0 million of cash was released to the Company on June 24, 2019. Following the release, Beta’s decommissioning obligations remain fully supported by $161.3 million in A-rated surety bonds and $0.3 million in cash.

Note 16. Income Taxes

The Company had no income tax benefit/(expense) for the three months ended September 30, 2019 and had less than $0.1 million income tax benefit/(expense) for the nine months ended September 30, 2019, and no income tax benefit/(expense) for the three and nine months ended September 30, 2018. The Company’s effective tax rate was 0.0% and 0.6% for the three and nine months ended September 30, 2019, respectively, and 0.0% for the three and nine months ended September 30, 2018, respectively. The effective tax rates for the three and nine months ended September 30, 2019 and 2018 are different from the statutory U.S. federal income tax rate primarily due to our recorded valuation allowances.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and accompanying notes in “Item 1. Financial Statements” contained herein and our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 14, 2019 and Legacy Amplify’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 6, 2019 (“Legacy Amplify Form 10-K”). The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” in the front of this report.

Overview

We operate in one reportable segment engaged in the acquisition, development, exploitation and production of oil and natural gas properties. Our management evaluates performance based on the reportable business segment as the economic environments are not different within the operation of our oil and natural gas properties. Our business activities are conducted through OLLC our wholly owned subsidiary, and its wholly owned subsidiaries. Our assets consist primarily of producing oil and natural gas properties and are located in Oklahoma, the Rockies, in federal waters offshore Southern California, East Texas / North Louisiana and South Texas. Most of our oil and natural gas properties are located in large, mature oil and natural gas reservoirs. The Company’s properties consist primarily of operated and non-operated working interests in producing and undeveloped leasehold acreage and working interests in identified producing wells. As of December 31, 2018:

•	Our total estimated proved reserves were approximately 841.1 Bcfe, of which approximately 65% were liquids and 79% were classified as proved developed reserves;
•

We produced from 2,068 gross (1,125 net) producing wells across our properties, with an average working interest of 54% and the Company is the operator of record of the properties containing 92% of our total estimated proved reserves; and

•	Our average net production for the three months ended December 31, 2018 was 142.5 MMcfe/d, implying a reserve-to-production ratio of approximately 16 years.

Recent Developments

Merger

On August 6, 2019, Midstates, Legacy Amplify and Merger Sub closed on the Merger Agreement entered into on May 5, 2019, pursuant to which, in an all-stock transaction, Merger Sub merged with and into Legacy Amplify, with Legacy Amplify surviving the Merger as a wholly owned subsidiary of Midstates. At the effective time of the Merger, each share of Legacy Amplify common stock issued and outstanding immediately prior to the effective time (other than excluded shares) were cancelled and converted into the right to receive 0.933 shares of Midstates common stock, par value $0.01 per share. On the effective date of the Merger, Midstates changed its name to “Amplify Energy Corp.” Following the closing of the Merger, Legacy Amplify stockholders and Midstates stockholders each owned approximately 50% of the outstanding stock of the Company and the Company continues to operate under the Amplify brand.

Business Environment and Operational Focus

We use a variety of financial and operational metrics to assess the performance of our oil and natural gas operations, including: (i) production volumes; (ii) realized prices on the sale of our production; (iii) cash settlements on our commodity derivatives; (iv) lease operating expense; (v) gathering, processing and transportation; (vi) general and administrative expense; and (vii) Adjusted EBITDA (defined below).

Sources of Revenues

Our revenues are derived from the sale of natural gas and oil production, as well as the sale of NGLs that are extracted from natural gas during processing. Production revenues are derived entirely from the continental United States. Natural gas, NGL and oil prices are inherently volatile and are influenced by many factors outside our control. In order to reduce the impact of fluctuations in natural gas and oil prices on revenues, we intend to periodically enter into derivative contracts that fix the future prices received. At the end of each period the fair value of these commodity derivative instruments are estimated and because hedge accounting is not elected, the changes in the fair value of unsettled commodity derivative instruments are recognized in earnings at the end of each accounting period.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates is included in the Legacy Amplify Form 10-K. Significant estimates include, but are not limited to, oil and natural gas reserves; depreciation, depletion and amortization of proved oil and natural gas properties; future cash flows from oil and natural gas properties; impairment of long-lived assets; fair value of derivatives; fair value of equity compensation; fair values of assets acquired and liabilities assumed in business combinations and asset retirement obligations. These estimates, in our opinion, are subjective in nature, require the use of professional judgment and involve complex analysis.

When used in the preparation of our consolidated financial statements, such estimates are based on our current knowledge and understanding of the underlying facts and circumstances and may be revised as a result of actions we take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our consolidated financial position, results of operations and cash flows.

Results of Operations

Beginning in 2019, the Company elected to change its reporting convention from natural gas equivalent (Mcfe) to barrels of oil equivalent (Boe). The change in presentation reflects our liquids-weighted production and reserve profile with a balanced approach to development of our oil and natural gas asset portfolio. Legacy Amplify’s proved reserves as of year-end 2018 were 50% crude oil, 15% natural gas liquids and 35% natural gas.

The results of operations for the three and nine months ended September 30, 2019 and 2018 have been derived from our consolidated financial statements.

The following table summarizes certain of the results of operations for the periods indicated.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	($ In thousands)
Oil and natural gas sales	$72,426	$85,446	$196,978	$264,187
Lease operating expense	32,977	27,505	88,179	84,575
Gathering, processing and transportation	4,459	6,197	13,507	17,772
Exploration expense	3	9	24	3,031
Taxes other than income	5,135	4,717	13,008	15,289
Depreciation, depletion and amortization	15,617	13,355	39,696	39,932
General and administrative expense	27,034	8,219	46,908	35,739
Accretion of asset retirement obligations	1,428	1,272	4,071	4,419
(Gain) loss on commodity derivative instruments	(28,725)	21,110	(19,231)	67,218
(Gain) loss on sale of properties	—	(707)	—	1,439
Interest expense, net	(5,276)	(5,336)	(13,787)	(17,395)
Loss on lease	(4,237)	—	(4,237)	—
Reorganization items, net	(33)	(466)	(684)	(1,752)
Income tax benefit (expense)	—	—	50	—
Net income (loss)	5,157	(2,598)	(7,679)	(24,638)

Oil and natural gas revenue:
Oil sales	$55,011	$52,576	$136,754	$165,843
NGL sales	4,306	12,132	15,509	34,009
Natural gas sales	13,109	20,738	44,715	64,335
Total oil and natural gas revenue	$72,426	$85,446	$196,978	$264,187

Production volumes:
Oil (MBbls)	1,017	784	2,465	2,579
NGLs (MBbls)	383	364	907	1,167
Natural gas (MMcf)	7,482	7,134	18,775	22,575
Total (MBoe)	2,647	2,337	6,501	7,509
Average net production (MBoe/d)	28.8	25.4	23.8	27.5

Average sales price:
Oil (per Bbl)	$54.11	$67.03	$55.48	$64.30
NGL (per Bbl)	11.25	33.34	17.11	29.14
Natural gas (per Mcf)	1.75	2.91	2.38	2.85
Total (per Boe)	$27.37	$36.56	$30.30	$35.19

Average unit costs per Boe:
Lease operating expense	$12.46	$11.77	$13.56	$11.26
Gathering, processing and transportation	1.68	2.65	2.08	2.37
Taxes other than income	1.94	2.02	2.00	2.04
General and administrative expense	10.21	3.52	7.22	4.76
Depletion, depreciation and amortization	5.90	5.71	6.11	5.32

For the three months ended September 30, 2019 compared to the three months ended September 30, 2018

Net income of $5.2 million and net loss of $2.6 million were recorded for the three months ended September 30, 2019 and 2018, respectively.

Oil, natural gas and NGL revenues were $72.4 million and $85.4 million for the three months ended September 30, 2019 and 2018, respectively. Average net production volumes were approximately 28.8 MBoe/d and 25.4 MBoe/d for the three months ended September 30, 2019 and 2018, respectively. The change in production volumes was primarily due to the Merger. The average realized sales price was $27.37 per Boe and $36.56 per Boe for the three months ended September 30, 2019 and 2018, respectively. The decrease is primarily due to decreases in commodity prices.

Lease operating expense was $33.0 million and $27.5 million for the three months ended September 30, 2019 and 2018, respectively. The change in lease operating expense was primarily related to the Merger. On a per Boe basis, lease operating expense was $12.46 and $11.77 for the three months ended September 30, 2019 and 2018, respectively.

Gathering, processing and transportation was $4.5 million and $6.2 million for the three months ended September 30, 2019 and 2018, respectively. On a per Boe basis, gathering, processing and transportation was $1.68 and $2.65 for the three months ended September 30, 2019 and 2018, respectively.

Taxes other than income was $5.1 million and $4.7 million for the three months ended September 30, 2019 and 2018, respectively. On a per Boe basis, taxes other than income were $1.94 and $2.02 for the three months ended September 30, 2019 and 2018, respectively. The change in taxes other than income on a per MBoe basis was primarily due to a decrease in commodity prices.

DD&A expense was $15.6 million and $13.4 million for the three months ended September 30, 2019 and 2018, respectively. The change in DD&A expense is due to the Merger that closed August 6, 2019.

General and administrative expense was $27.0 million and $8.2 million for the three months ended September 30, 2019 and 2018, respectively. General and administrative expense for the three months ended September 30, 2019 included $12.8 million of acquisition costs. The Merger acquisition costs are non-recurring and are not expected to impact future expenses. Non-cash share-based compensation expense was $1.2 million and $1.6 million for the three months ended September 30, 2019 and 2018, respectively.

Net gains on commodity derivative instruments of $28.7 million were recognized for the three months ended September 30, 2019, consisting of $24.6 million increase in the fair value of open positions and $4.1 million of cash settlements paid on expired positions. Net losses on commodity derivative instruments of $21.1 million were recognized for the three months ended September 30, 2018, consisting of $20.5 million decrease in fair value of open positions and $0.6 million of cash settlements paid on expired positions.

Given the volatility of commodity prices, it is not possible to predict future reported mark-to-market net gains or losses and the actual net gains or losses that will ultimately be realized upon settlement of the hedge positions in future years. If commodity prices at settlement are lower than the prices of the hedge positions, the hedges are expected to partially mitigate the otherwise negative effect on earnings of lower oil, natural gas and NGL prices. However, if commodity prices at settlement are higher than the prices of the hedge positions, the hedges are expected to dampen the otherwise positive effect on earnings of higher oil, natural gas and NGL prices and will, in this context, be viewed as having resulted in an opportunity cost.

Interest expense, net was $5.3 million for the three months ended September 30, 2019 and 2018, respectively. Interest expense included gains on interest rate swaps of approximately $0.3 million for the three months ended September 30, 2019.

Loss on Lease of $4.2 million for the three months ended September 30, 2019, which relates to the Midstates corporate office lease. The office will be vacated by mid-November. Because excess sublease inventory in the local market, a liability has been accrued for rent and other operating expenses based upon the term and provisions of the lease.

Average outstanding borrowings under our New Revolving Credit Facility were $238.0 million for the three months ended September 30, 2019. Average outstanding borrowings under our Emergence Credit Facility were $306.7 million for the three months ended September 30, 2018.

Reorganization items, net represents costs and income directly associated with Legacy Amplify’s Chapter 11 proceedings since January 16, 2017, the petition date, such as advisor and professional fees. The Company incurred less than $0.1 million and $0.5 million for the three months ended September 30, 2019 and 2018, respectively. See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Item 1. Financial Statements” of this quarterly report for additional information.

For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

Net losses of $7.7 million and $24.6 million were recorded for the nine months ended September 30, 2019 and 2018, respectively.

Oil, natural gas and NGL revenues were $197.0 million and $264.2 million for the nine months ended September 30, 2019 and 2018, respectively. Average net production volumes were approximately 23.8 MBoe/d and 27.5 MBoe/d for the nine months ended September 30, 2019 and 2018, respectively. The change in production volumes was primarily due to the natural decline of wells, decreased drilling activity and the divestiture of certain non-core assets located in South Texas (the “South Texas Divestiture”). The average realized sales price was $30.30 per Boe and $35.19 per Boe for the nine months ended September 30, 2019 and 2018, respectively.

Lease operating expense was $88.2 million and $84.6 million for the nine months ended September 30, 2019 and 2018, respectively. The change in lease operating expense was primarily related to the Merger. On a per Boe basis, lease operating expense was $13.56 and $11.26 for the nine months ended September 30, 2019 and 2018, respectively.

Gathering, processing and transportation was $13.5 million and $17.8 million for the nine months ended September 30, 2019 and 2018, respectively. The change in gathering, processing and transportation was primarily the result of lower production. On a per Boe basis, gathering, processing and transportation was $2.08 and $2.37 for the nine months ended September 30, 2019 and 2018, respectively.

Exploration expense was less than $0.1 million and $3.0 million for the nine months ended September 30, 2019 and 2018, respectively. The change in exploration expense was primarily due to a $2.9 million expense associated with the early termination of a rig contract in East Texas during 2018.

Taxes other than income was $13.0 million and $15.3 million for the nine months ended September 30, 2019 and 2018, respectively. On a per Boe basis, taxes other than income were $2.00 and $2.04 for the nine months ended September 30, 2019 and 2018, respectively. The change in taxes other than income on a per MBoe basis was primarily due to a decrease in commodity prices.

DD&A expense was $39.7 million and $39.9 million for the nine months ended September 30, 2019 and 2018, respectively. The change in DD&A expense was primarily due to a decrease in production volumes, the Merger, which closed on August 6, 2019, and the South Texas Divestiture, which closed on May 30, 2018.

General and administrative expense was $46.9 million and $35.7 million for the nine months ended September 30, 2019 and 2018, respectively. General and administrative expense for the nine months ended September 30, 2019 included $16.7 million of acquisition cost. The Merger acquisition costs are non-recurring and are not expected to impact future expenses. Non-cash share-based compensation expense was $4.5 million and $3.1 million for the nine months ended September 30, 2019 and 2018, respectively. General and administrative expense included $7.5 million in severance payments to certain Legacy Amplify departing executives during the nine months ended September 30, 2018.

Net gains on commodity derivative instruments of $19.2 million were recognized for the nine months ended September 30, 2019, consisting of $17.0 million in the fair value of open positions and $2.2 million of cash settlements paid on expired positions. Net losses on commodity derivative instruments of $67.2 million were recognized for the nine months ended September 30, 2018, consisting of $6.3 million of cash settlement received on expired positions offset by a $73.5 million decrease in the fair value of open positions.

Loss on Lease of $4.2 million for the nine months ended September 30, 2019, which relates to the Midstates corporate office lease. The office will be vacated by mid-November. Because of excess sublease inventory in the local markets, a liability has been accrued for rent and other operating expenses based upon the term and provisions of the lease.

Interest expense, net was $13.8 million and $17.4 million for the nine months ended September 30, 2019 and 2018, respectively. The change in interest expense is primarily due to a $4.4 million reduction in interest expense due to lower outstanding borrowings for the nine months ended September 30, 2019. In addition we had gains of interest rate swaps of approximately $0.3 million and net change of $0.6 million in the amortization and write-off of deferred financing fees.

Average outstanding borrowings under our New Revolving Credit Facility were $258.3 million for the nine months ended September 30, 2019. Average outstanding borrowings under our Emergence Credit Facility were $334.8 million for the nine months ended September 30, 2018.

Reorganization items, net represents costs and income directly associated with Legacy Amplify’s Chapter 11 proceedings since January 16, 2017, the petition date, such as advisor and professional fees. The Company incurred $0.7 million and $1.8 million for the nine months ended September 30, 2019 and 2018, respectively. See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Item 1. Financial Statements” of this quarterly report for additional information.

Adjusted EBITDA

We include in this report the non-GAAP financial measure Adjusted EBITDA and provide our reconciliation of Adjusted EBITDA to net income and net cash flows from operating activities, our most directly comparable financial measures calculated and presented in accordance with GAAP. We define Adjusted EBITDA as net income (loss):

Plus:

•	Interest expense;
•	Income tax expense;
•	Depreciation, depletion and amortization (“DD&A”);
•	Impairment of goodwill and long-lived assets (including oil and natural gas properties);
•	Accretion of asset retirement obligations (“AROs”);
•	Loss on commodity derivative instruments;
•	Cash settlements received on expired commodity derivative instruments;
•	Losses on sale of assets;
•	Share/unit-based compensation expenses;
•	Exploration costs;
•	Acquisition and divestiture related expenses;
•	Restructuring related costs;

•	Reorganization items, net;
•	Severance payments; and
•	Other non-routine items that we deem appropriate.

Less:

•	Interest income;
•	Income tax benefit;
•	Gain on commodity derivative instruments;
•	Cash settlements paid on expired commodity derivative instruments;
•	Gains on sale of assets and other, net; and
•	Other non-routine items that we deem appropriate.

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

In addition, management uses Adjusted EBITDA to evaluate actual cash flow available to develop existing reserves or acquire additional oil and natural gas properties.

The following tables present our reconciliation of Adjusted EBITDA to net income and net cash flows from operating activities, our most directly comparable GAAP financial measures, for each of the periods indicated.

Reconciliation of Adjusted EBITDA to Net Income (Loss)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Net income (loss)	$5,157	$(2,598)	$(7,679)	$(24,638)
Interest expense, net	5,276	5,336	13,787	17,395
Income tax expense (benefit)	—	—	(50)	—
DD&A	15,617	13,355	39,696	39,932
Accretion of AROs	1,428	1,272	4,071	4,419
(Gains) losses on commodity derivative instruments	(28,725)	21,110	(19,231)	67,218
Cash settlements received (paid) on expired commodity derivative instruments	4,109	(616)	2,201	6,287
(Gain) loss on sale of properties	—	(707)	—	1,439
Acquisition and divestiture related expenses	12,833	82	16,655	969
Share-based compensation expense	1,178	1,578	4,489	3,090
Exploration costs	3	9	24	3,031
(Gain) loss on settlement of AROs	224	639	401	529
Bad debt expense	165	—	266	—
Reorganization items, net	33	466	684	1,752
Severance payments	6,389	(258)	6,478	7,451
Non-cash loss on office lease	4,237	—	4,237	—
Other	—	—	—	(105)
Adjusted EBITDA	$27,924	$39,668	$66,029	$128,769

Reconciliation of Adjusted EBITDA to Net Cash from Operating Activities

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Net cash provided by (used in) operating activities	$(7,411)	$32,335	$25,888	$116,610
Changes in working capital	5,616	1,336	(2,240)	(17,214)
Interest expense, net	5,276	5,336	13,787	17,395
Gain (loss) on interest rate swaps	(448)	—	(932)	—
Cash settlements paid (received) on interest rate swaps	(113)	—	(158)	—
Amortization and write-off of deferred financing fees	512	(497)	(62)	(2,249)
Acquisition and divestiture related expenses	12,833	82	16,655	969
Income tax expense (benefit) - current portion	—	—	(50)	—
Exploration costs	3	9	24	3,031
Plugging and abandonment cost	278	859	660	1,129
Reorganization items, net	33	466	684	1,752
Severance payments	6,389	(258)	6,478	7,451
Non-cash loss on office lease	4,237	—	4,237	—
Other	719	—	1,058	(105)
Adjusted EBITDA	$27,924	$39,668	$66,029	$128,769

Liquidity and Capital Resources

Overview. Our ability to finance our operations, including funding capital expenditures and acquisitions, meet our indebtedness obligations, refinance our indebtedness or meet our collateral requirements will depend on our ability to generate cash in the future. Our primary sources of liquidity and capital resources have historically been cash flows generated by operating activities and borrowings under our revolving credit facility. For the remainder of 2019, we expect our primary funding sources to be cash flows generated by operating activities and available borrowing capacity under our New Revolving Credit Facility.

Capital Markets. We do not currently anticipate any near-term capital markets activity, but we will continue to evaluate the availability of public debt and equity for funding potential future growth projects and acquisition activity.

Hedging. Commodity hedging has been and remains an important part of our strategy to reduce cash flow volatility. Our hedging activities are intended to support oil, NGL, and natural gas prices at targeted levels and to manage our exposure to commodity price fluctuations. We intend to enter into commodity derivative contracts at times and on terms desired to maintain a portfolio of commodity derivative contracts covering at least 25% - 50% of our estimated production from total proved developed producing reserves over a one-to-three year period at any given point of time to satisfy the hedging covenants in our New Revolving Credit Facility and pursuant to our internal policies. We may, however, from time to time, hedge more or less than this approximate amount. Additionally, we may take advantage of opportunities to modify our commodity derivative portfolio to change the percentage of our hedged production volumes when circumstances suggest that it is prudent to do so. The current market conditions may also impact our ability to enter into future commodity derivative contracts. For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of September 30, 2019, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Counterparty and Customer Credit Risk.”

We evaluate counterparty risks related to our commodity derivative contracts and trade credit. Should any of these financial counterparties not perform, we may not realize the benefit of some of our hedges under lower commodity prices. We sell our oil and natural gas to a variety of purchasers. Non-performance by a customer could also result in losses.

Capital Expenditures. Our total capital expenditures were approximately $59.7 million for the nine months ended September 30, 2019, which were primarily related to accelerated capital cost for the Bairoil plant expansion, drilling, capital workovers and facilities located in the Rockies and Oklahoma.

Working Capital. We expect to fund our working capital needs primarily with operating cash flows. We also plan to reinvest a sufficient amount of our operating cash flow to fund our expected capital expenditures. Our debt service requirements are expected to be funded by operating cash flows. See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” and “— Overview” of this quarterly report for additional information.

As of September 30, 2019, we had working capital of $17.2 million primarily due to an accounts receivable of $32.6 million, prepaid expenses of $15.9 million and short-term derivatives of $20.7 million offset by the timing of accruals, which included accrued liabilities of $26.3 million and revenues payable of $26.8 million.

Debt Agreements

New Revolving Credit Facility. On November 2, 2018, OLLC as borrower, entered into the New Revolving Credit Facility (as amended and supplemented to date) with Bank of Montreal, as administrative agent. At September 30, 2019, our borrowing base under our New Revolving Credit Facility was subject to redetermination on at least a semi-annual basis primarily based on a reserve engineering report with respect to our estimated natural gas, oil and NGL reserves, which takes into account the prevailing natural gas, oil and NGL prices at such time, as adjusted for the impact of our commodity derivative contracts. The borrowing base as of September 30, 2019, was $530.0 million.

As of September 30, 2019, we were in compliance with all the financial (current ratio and total leverage ratio) and other covenants associated with our New Revolving Credit Facility.

As of September 30, 2019, we had approximately $145.4 million of available borrowings under our New Revolving Credit Facility, net of $1.7 million in letters of credit. See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information regarding our New Revolving Credit Facility.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for the nine months ended September 30, 2019 and 2018, have been derived from our Unaudited Condensed Consolidated Financial Statements. For information regarding the individual components of our cash flow amounts, see the Unaudited Condensed Statements of Consolidated Cash Flows included under “Item 1. Financial Statements” of this quarterly report.

	For the Nine Months Ended
	September 30,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$25,888	$116,610
Net cash provided by (used in) investing activities	46,911	(27,991)
Net cash provided by (used in) financing activities	(115,095)	(82,824)

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net cash provided by operating activities was $25.9 million and $116.6 million for the nine months ended September 30, 2019 and 2018, respectively. Production volumes were approximately 23.8 MBoe/d and 27.5 MBoe/d for the nine months ended September 30, 2019 and 2018, respectively. The average realized sales prices were $30.30 per Boe and $35.19 per Boe for the nine months ended September 30, 2019 and 2018, respectively. Lease operating expenses were $88.2 million and $84.6 million for the nine months ended September 30, 2019 and 2018, respectively. Gathering, processing and transportation was $13.5 million and $17.8 million for the nine months ended September 30, 2019 and 2018, respectively.

Investing Activities. Net cash provided by investing activities for the nine months ended September 30, 2019 was $46.9 million, of which $19.3 million was related to cash acquired from the Merger and offset by $63.0 million which was used for additions to oil and natural gas properties. Withdrawal of restricted investments was $90.0 million, which related to the Company receipt of $90.0 million from the Beta decommissioning trust account. See Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Item 1. Financial Statements” of this quarterly report for additional information. Net cash used in investing activities for the nine months ended September 30, 2018 was $28.0 million, of which $46.0 million was used for additions to oil and natural gas properties and partially offset by $18.1 million in proceeds from the sale of oil and natural gas properties related to the South Texas Divestiture.

Financing Activities. The Company had net repayments of $16.0 million related to our New Revolving Credit Facility and $82.0 million under the Emergence Credit Facility for the nine months ended September 30, 2019 and 2018, respectively.

Upon closing of the Merger on August 6, 2019, Midstates’ existing reserve-based revolving credit facility was terminated and all remaining borrowings were repaid by the Company.

During the nine months ended September 30, 2019, the Company repurchased 1,942,546 shares of common stock at an average price of $5.95 for a total cost of approximately $13.3 million.

On August 6, 2019, our board of directors declared a dividend of $0.20 per share on our outstanding common stock, which was paid on September 18, 2019 to stockholders of record at the close of business on September 4, 2019.

Contractual Obligations

During the nine months ended September 30, 2019, there were no significant changes in our consolidated contractual obligations from those reported in the Legacy Amplify Form 10-K except for the New Revolving Credit Facility borrowings and repayments.

Off–Balance Sheet Arrangements

As of September 30, 2019, we had no off–balance sheet arrangements.

Recently Issued Accounting Pronouncements

For a discussion of recent accounting pronouncements that will affect us, see Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of our business operations, we are exposed to certain risks, including commodity prices. We may enter into derivative instruments to manage or reduce market risk, but do not enter into derivative agreements for speculative purposes. We do not designate these or plan to designate future derivative instruments as hedges for accounting purposes. Accordingly, the changes in the fair value of these instruments are recognized currently in earnings. We believe that our exposures to market risk have not changed materially since those reported under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in the Legacy Amplify Form 10-K.

Commodity Price Risk

Our major market risk exposure is in the prices that we receive for our oil, natural gas and NGL production. To reduce the impact of fluctuations in commodity prices on our revenues, we periodically enter into derivative contracts with respect to a portion of our projected production through various transactions that fix the future prices we receive. It has been our practice to enter into fixed price swaps and costless collars only with lenders and their affiliates under our Emergence Credit Facility and our New Revolving Credit Facility.

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of September 30, 2019, see Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements included “Item 1. Financial Statements” of this quarterly report.

Interest Rate Risk

Our risk management policy provides for the use of interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report for interest rate swap arrangements that were outstanding at September 30, 2019.

Counterparty and Customer Credit Risk

We are also subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. In addition, our derivative contracts may expose us to credit risk in the event of nonperformance by counterparties. Some of the lenders, or certain of their affiliates, under our previous and current credit agreements are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with counterparties that are large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. These agreements allow us to offset our asset position with our liability position in the event of default by the counterparty. We have also entered into ISDA Agreements with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. Had all counterparties failed completely to perform according to the terms of the existing contracts, we would have had the right to offset $36.6 million against amounts outstanding under our New Revolving Credit Facility at September 30, 2019, reducing our maximum credit exposure to approximately $1.4 million of which $1.2 million was with one counterparty.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) and under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

Change in Internal Control Over Financial Reporting

On August 6, 2019, the Company completed the Merger. See Note 4. “Acquisitions and Divestitures” included in Part I. Item 1 of this Quarterly Report on Form 10-Q for a discussion of the Merger and related financial data. The Company is currently in the process of integrating Midstates into our internal controls over financial reporting. Except for the inclusion of Midstates, there has been no change in our internal control over financial reporting that occurred during the third quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2, respectively, to this quarterly report.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

For information regarding legal proceedings, see Part I, “Item 1. Financial Statements,” Note 15, “Commitments and Contingencies — Litigation and Environmental” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this quarterly report, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.

Our business faces many risks. Any of the risks discussed elsewhere in this quarterly report and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors in Legacy Amplify’s Annual Report on Form 10-K., which are incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes our repurchase activity during the three months ended September 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
				(In thousands)
Common Shares Repurchased (1)
July 1, 2019 - July 31, 2019	8,802	$5.22	—	n/a
August 1, 2019 - August 31, 2019	11,740	$5.43	—	n/a
September 1, 2019 -September 30, 2019	—	$—	—	n/a

(1)

Common shares are generally net-settled by shareholders to cover the required withholding tax upon vesting. The Company repurchased the remaining vesting shares on the vesting date at current market price. See Note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

On November 5, 2019, David M. Dunn resigned from the board of directors (the “Board”) of the Company, effective November 7, 2019. Mr. Dunn served on the audit committee of the Board. There were no known disagreements between Mr. Dunn and the Company which led to Mr. Dunn’s resignation from the Board.

On November 5, 2019, Randal T. Klein, a current member of the Board, was appointed to the audit committee of the Board, effective November 7, 2019.

ITEM 6.	EXHIBITS.

Exhibit Number		Description
2.1	—

Agreement and Plan of Merger, dated May 5, 2019, by and among Amplify Energy Corp., Midstates Petroleum Company, Inc. and Midstates Holdings, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-35364) filed on May 6, 2019).

3.1	—

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Midstates Petroleum Company, Inc., dated August 6, 2019 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-35512) filed on August 6, 2019).

3.2	—

Second Amended and Restated Bylaws of Midstates Petroleum Company Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 001-35512) filed on August 6, 2019).

Exhibit Number		Description

10.1	—

Amplify Energy Corp. Amended and Restated Registration Rights Agreement, dated August 6, 2019, between the Company and certain holders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-35512) filed on August 6, 2019).

10.2	—

Assignment and Assumption Agreement, dated August 6, 2019, by and among Legacy Amplify, Midstates and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-35512) filed on August 6, 2019).

10.3	—

Warrant Agreement between Legacy Amplify, as Issuer, and American Stock Transfer & Trust Company, LLC, as Warrant Agent, dated as of May 4, 2017 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 001-35364) filed on May 5, 2017).

10.4	—

Credit Agreement, dated as of November 2, 2018, among Amplify Energy Operating LLC, Amplify Acquisitionco. Inc., as parent, Bank of Montreal, as administrative agent and an L/C issuer, and the other lenders and agents from time to time party thereto (incorporated by reference to Exhibit 10.2 of Legacy Amplify’s Quarterly Report on Form 10-Q (File No. 001-35364) filed on November 7, 2018).

10.5	—

First Amendment to Credit Agreement, dated May 5, 2019, by and among Amplify Energy Operating LLC, Amplify Acquisitionco Inc., Legacy Amplify, the guarantors party thereto, lenders party thereto and Bank of Montreal, as administrative agent (incorporated by reference to Exhibit 10.1 of Legacy Amplify’s Current Report on Form 8-K (File No. 001-35364) filed on May 6, 2019).

10.6	—

Second Amendment to Credit Agreement, dated July 16, 2019, by and among Amplify Energy Operating LLC, Amplify Acquisitionco Inc., Legacy Amplify, the guarantors party thereto, lenders party thereto and Bank of Montreal, as administrative agent (incorporated by reference to Exhibit 10.1 of Legacy Amplify’s Current Report on Form 8-K (File No. 001-35364) filed on July 17, 2019).

10.7	—

Borrowing Base Redetermination, Commitment Increase and Joinder Agreement to Credit Agreement, dated August 6, 2019, by and among Amplify Energy Operating LLC, Amplify Acquisitionco LLC, the guarantors party thereto, the lenders party thereto and Bank of Montreal, as administrative agent (incorporated by reference to Exhibit 10.7 of Legacy Amplify’s Current Report on Form 8-K (File No. 001-35512) filed on August 6, 2019).

10.8	—

Form of Restricted Stock Unit Award Agreement under the Amplify Energy Corp. 2017 Non-Employee Directors Compensation Plan (incorporated by reference to Exhibit 99.2 of Legacy Amplify’s Registration Statement on Form S-8 (File No. 333-218745) filed on June 14, 2017).

10.9	—

Amplify Energy Corp. 2017 Non-Employee Directors Compensation Plan (incorporated by reference to Exhibit 99.1 of Legacy Amplify’s Registration Statement on Form S-8 (File No. 333-218745) filed on June 14, 2017).

10.10	—

Employment Agreement, dated May 5, 2018, by and between Legacy Amplify and Kenneth Mariani (incorporated by reference to Exhibit 10.2 to Legacy Amplify’s Quarterly Report on Form 10-Q (File No. 001-35364) filed on August 8, 2018).

10.11	—

Employment Agreement, dated May 3, 2019, by and between Legacy Amplify and Martyn Willsher (incorporated by reference to Exhibit 10.1 to Legacy Amplify’s Quarterly Report on Form 10-Q (File No. 001-35364) filed on May 9, 2019).

10.12	—

Employment Agreement, dated May 3, 2019, by and between Legacy Amplify and Richard P. Smiley (incorporated by reference to Exhibit 10.2 to Legacy Amplify’s Quarterly Report on Form 10-Q (File No. 001-35364) filed on May 9, 2019).

10.13	—

Employment Agreement, dated May 3, 2019, by and between Legacy Amplify and Eric M. Willis (incorporated by reference to Exhibit 10.3 to Legacy Amplify’s Quarterly Report on Form 10-Q (File No. 001-35364) filed on May 9, 2019).

10.14	—

Employment Agreement, dated May 1, 2019, by and between Legacy Amplify and Denise DuBard (incorporated by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K (File No. 001-35512) filed on August 6, 2019).

10.15	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 8-K (File No. 001-35512) filed on August 6, 2019).

10.16	—	Amplify Energy Corp. Management Incentive Plan (incorporated by reference to Exhibit 99.1 of Legacy Amplify’s Registration Statement on Form S-8 (File No. 333-217674) filed on May 4, 2017).

Exhibit Number		Description

10.17	—	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 99.3 of Legacy Amplify’s Registration Statement on Form S-8 (File No. 333-217674) filed on May 4, 2017).

10.18	—	Form of 2018 RSU Award Agreement (Executives) (incorporated by reference to Exhibit 10.6 to Legacy Amplify’s Quarterly Report on Form 10-Q (File No. 001-35364) filed on August 8, 2018).

10.19	—	Form of 2018 RSU Award Agreement (incorporated by reference to Exhibit 10.20 of the Company’s Current Report on Form 8-K (File No. 001-35512) filed on August 6, 2019).

10.20	—	Form of 2019 RSU Award Agreement (Executives) (incorporated by reference to Exhibit 10.21 of the Company’s Current Report on Form 8-K (File No. 001-35512) filed on August 6, 2019).

10.21	—	Form of 2019 RSU Award Agreement (incorporated by reference to Exhibit 10.22 of the Company’s Current Report on Form 8-K (File No. 001-35512) filed on August 6, 2019).

10.22	—	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 99.2 of Legacy Amplify’s Registration Statement on Form S-8 (File No. 333-217674) filed on May 4, 2017).

31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL*	—	XBRL Calculation Linkbase Document

101.DEF*	—	XBRL Definition Linkbase Document

101.INS*	—	XBRL Instance Document

101.LAB*	—	XBRL Labels Linkbase Document

101.PRE*	—	XBRL Presentation Linkbase Document

101.SCH*	—	XBRL Schema Document

*	Filed as an exhibit to this Quarterly Report on Form 10-Q.
**	Furnished as an exhibit to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amplify Energy Corp.
(Registrant)

Date: November 6, 2019	By:	/s/ Martyn Willsher
	Name:	Martyn Willsher
	Title:	Senior Vice President and Chief Financial Officer

Date: November 6, 2019	By:	/s/ Denise DuBard
	Name:	Denise DuBard
	Title:	Vice President and Chief Accounting Officer