Form 10-Q
period 2020-03-31
Amplify Energy Corp.
filed 2020-05-06
CIK 1533924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 1, 2020, the registrant had 37,566,430 outstanding shares of common stock, $0.01 par value outstanding.

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

•	“Legacy Amplify” refers to Amplify Energy Holdings LLC (f/k/a Amplify Energy Corp.), the successor reporting company of Memorial Production Partners LP;
•	“Midstates” refers to Midstates Petroleum Company, Inc., which, on the effective date of the Merger (as defined below), changed its name to “Amplify Energy Corp.”; and
•	“OLLC” refers to Amplify Energy Operating LLC, our wholly owned subsidiary through which we operate our properties.

CAUTIONARY NOTE REGARDING FORWARD–LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

•	business strategies;
•	acquisition and disposition strategy;
•	cash flows and liquidity;
•	financial strategy;
•	ability to replace the reserves we produce through drilling;
•	drilling locations;
•	oil and natural gas reserves;
•	technology;
•	realized oil, natural gas and NGL prices;
•	production volumes;
•	lease operating expense;
•	gathering, processing, and transportation;
•	general and administrative expense;
•	future operating results;
•	ability to procure drilling and production equipment;
•	ability to procure oil field labor;
•	planned capital expenditures and the availability of capital resources to fund capital expenditures;
•	ability to access capital markets;
•	marketing of oil, natural gas and NGLs;
•	risks relating to transportation and storage capacity constraints;
•	risks relating to production curtailment;
•	a sustained decrease or further decline in the demand for oil and natural gas;
•	acts of God, fires, earthquakes, storms, floods, other adverse weather conditions, war, acts of terrorism, military operations, or national emergency;
•	the occurrence or threat of epidemic or pandemic diseases, such as the recent outbreak of a novel strain of coronavirus (“COVID-19”), or any government response to such occurrence or threat;
•	expectations regarding general economic conditions;
•	competition in the oil and natural gas industry;
•	effectiveness of risk management activities;
•	environmental liabilities;
•	counterparty credit risk;
•	expectations regarding governmental regulation and taxation;
•	expectations regarding developments in oil-producing and natural-gas producing countries; and
•	plans, objectives, expectations and intentions.

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

The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the events or circumstances described in any forward-looking statement will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in “Part I—Item 1A. Risk Factors” of Amplify’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2020 (“Amplify Form 10-K”). All forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding shares)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,894	$—
Restricted cash	—	325
Accounts receivable, net	24,654	33,145
Short-term derivative instruments	78,407	5,879
Prepaid expenses and other current assets	11,426	13,238
Total current assets	116,381	52,587
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	762,149	797,005
Support equipment and facilities	141,178	140,023
Other	8,349	8,045
Accumulated depreciation, depletion and impairment	(562,614)	(141,350)
Property and equipment, net	349,062	803,723
Long-term derivative instruments	27,455	6,364
Restricted investments	4,622	4,622
Operating lease - long term right-of-use asset	4,076	4,406
Other long-term assets	5,529	5,837
Total assets	$507,125	$877,539

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,947	$8,310
Revenues payable	27,121	29,167
Accrued liabilities (see Note 13)	23,900	23,358
Short-term derivative instruments	690	253
Total current liabilities	55,658	61,088
Long-term debt (see Note 8)	290,000	285,000
Asset retirement obligations	91,979	90,466
Long-term derivative instruments	1,913	305
Operating lease liability	1,901	2,720
Other long-term liabilities	3,578	3,753
Total liabilities	445,029	443,332
Commitments and contingencies (see Note 15)
Stockholders' equity:
Preferred stock, $0.01 par value: 50,000,000 shares authorized; no shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Warrants, 9,153,522 warrants issued and outstanding at March 31, 2020 and December 31, 2019, respectively	4,790	4,790
Common stock, $0.01 par value: 250,000,000 shares authorized; 37,568,164 and 37,566,540 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	209	209
Additional paid-in capital	423,273	424,399
Accumulated earnings	(366,176)	4,809
Total stockholders' equity	62,096	434,207
Total liabilities and equity	$507,125	$877,539

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2020	2019
Revenues:
Oil and natural gas sales	$57,787	$65,067
Other revenues	349	88
Total revenues	58,136	65,155

Costs and expenses:
Lease operating expense	35,723	28,910
Gathering, processing and transportation	5,053	4,657
Exploration	16	15
Taxes other than income	3,986	4,409
Depreciation, depletion and amortization	15,556	11,166
Impairment expense	455,031	—
General and administrative expense	8,353	9,308
Accretion of asset retirement obligations	1,513	1,311
(Gain) loss on commodity derivative instruments	(107,713)	32,487
Other, net	—	143
Total costs and expenses	417,518	92,406
Operating loss	(359,382)	(27,251)
Other income (expense):
Interest expense, net	(7,647)	(4,089)
Other income (expense)	16	—
Total other income (expense)	(7,631)	(4,089)
Loss before reorganization items, net and income taxes	(367,013)	(31,340)
Reorganization items, net	(186)	(187)
Income tax benefit (expense)	—	50
Net loss	(367,199)	(31,477)
Net (income) loss allocated to participating restricted stockholders	—	—
Net loss attributable to common stockholders	$(367,199)	$(31,477)

Earnings per share: (See Note 10)
Basic and diluted earnings per share	$(9.77)	$(1.42)
Weighted average common shares outstanding:
Basic and diluted	37,568	22,179

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(In thousands)

	For the Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(367,199)	$(31,477)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	15,556	11,166
Impairment expense	455,031	—
(Gain) loss on derivative instruments	(104,096)	32,393
Cash settlements (paid) received on expired derivative instruments	12,522	(1,277)
Bad debt expense	110	101
Amortization and write-off of deferred financing costs	309	308
Accretion of asset retirement obligations	1,513	1,311
Share-based compensation (see Note 11)	(1,112)	1,443
Settlement of asset retirement obligations	—	(162)
Changes in operating assets and liabilities:
Accounts receivable	8,381	4,326
Prepaid expenses and other assets	(349)	(6,856)
Payables and accrued liabilities	(7,399)	(537)
Other	(178)	61
Net cash provided by operating activities	13,089	10,800
Cash flows from investing activities:
Additions to oil and gas properties	(12,416)	(10,370)
Additions to other property and equipment	(304)	(62)
Additions to restricted investments	—	(68)
Net cash used in investing activities	(12,720)	(10,500)
Cash flows from financing activities:
Advances on revolving credit facilities	25,000	—
Payments on revolving credit facilities	(20,000)	(24,000)
Deferred financing costs	—	(101)
Dividends to stockholders	(3,786)	—
Common stock repurchased and retired under the share repurchase program	—	(920)
Costs incurred in conjunction with tender offer	—	(107)
Restricted units returned to plan	(14)	—
Net cash provided by (used in) financing activities	1,200	(25,128)
Net change in cash, cash equivalents and restricted cash	1,569	(24,828)
Cash, cash equivalents and restricted cash, beginning of period	325	50,029
Cash, cash equivalents and restricted cash, end of period	$1,894	$25,201

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY

(In thousands)

	Stockholders' Equity
	Common Stock	Warrants	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total
Balance at December 31, 2019	$209	$4,790	$424,399	$4,809	$434,207
Net loss	—	—	—	(367,199)	(367,199)
Share-based compensation expense	—	—	(1,112)	—	(1,112)
Restricted shares repurchased	—	—	(14)	—	(14)
Dividends	—	—	—	(3,786)	(3,786)
Balance at March 31, 2020	$209	$4,790	$423,273	$(366,176)	$62,096

	Stockholders' Equity
	Common Stock	Warrants	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total
Balance at December 31, 2018	$3	$4,788	$355,872	$55,895	$416,558
Net loss	—	—	—	(31,477)	(31,477)
Costs incurred in conjunction with tender offer	—	—	(107)	—	(107)
Share-based compensation expense	—	—	1,443	—	1,443
Common stock repurchased and retired under the share repurchase program	—	—	(920)	—	(920)
Balance at March 31, 2019	$3	$4,788	$356,288	$24,418	$385,497

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

For financial reporting purposes, the Merger represented a “reverse merger” and Legacy Amplify was deemed to be the accounting acquirer in the transaction. Legacy Amplify’s historical results of operations will replace Midstates’ historical results of operations for all periods prior to the Merger and, for all periods following the Merger, the Company’s financial statements will reflect the results of operations of the combined company. Accordingly, the financial statements for the Company included in this Quarterly Report on Form 10-Q for periods prior to the Merger are not the same as Midstates prior reported filings with the SEC, which were derived from the operations of Midstates. As a result, period-to-period comparisons of our operating results may not be meaningful. The results of any one quarter should not be relied upon as an indication of future performance.

When referring to Legacy Amplify, the intent is to refer to Amplify Energy Corp. prior to the effective date of the Merger, and its consolidated subsidiaries as a whole or on an individual basis, depending on the context in which the statements are made.

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

Basis of Presentation

Our Unaudited Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and guidelines of the SEC. The results reported in these Unaudited Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. In our opinion, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for fair presentation. Although we believe the disclosures in these financial statements are adequate, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC.

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

All intercompany transactions and balances have been eliminated in preparation of our consolidated financial statements.

Risk and Uncertainties

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the United States. The spread of COVID-19 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, the Company is unable to determine the extent of the impact caused by the COVID-19 pandemic to the Company’s operations.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The pandemic has lowered the demand for oil and natural gas which has led to low commodity prices. The reductions in commodity prices has resulted in lower levels of cash flow from operating activities. In addition, the borrowing base under our Revolving Credit Facility (as defined below) is subject to redetermination on at least a semi-annual basis primarily based on an engineering report with respect to our estimated oil, NGL and natural gas reserves which will take into account the prevailing oil, NGL and natural gas prices at such time, as adjusted for the impact of our commodity derivative contracts. Continued low commodity prices will likely adversely impact our redeterminations. The reduction in commodity prices has directly led to an impairment of our oil and natural gas properties. There may be further impairments in future periods if commodity prices continue to decline.

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

Note 2. Summary of Significant Accounting Policies

Other than the accounting policies implemented in connection with the adoption of the current expected credit losses, there have been no changes to the Company’s significant accounting policies and estimates as described in the Company’s annual financial statements included in our Annual Report on Form 10-K.

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

Current Expected Credit Losses

In May 2019, the FASB issued an accounting standard update to provide entities with an option to irrevocably elect the fair value option applied on an instrument-by-instrument basis for certain financial assets upon the adoption. The fair value option election does not apply to held-to-maturity debt securities. The Company adopted the guidance as of January 1, 2020. The Company has evaluated the impact of this guidance and concluded that the current and historical evaluation of estimated credit losses falls within the acceptable guidance.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The provisions of the standard were interpreted to relate only to the Company’s accounts receivable, net. Trade receivables relate to one common pool, revenue earned on the sale of oil, natural gas and natural gas liquids. The performance obligation is satisfied at a point in time and revenue is recognized and a trade receivable is recorded from the sale when production is delivered to, and title has transferred to, the purchaser. The majority of the Company’s purchasers have been large major companies in the industry with the wherewithal to pay.

The Company, as operator on most of our wells, also records receivables on billings to our joint interest owners who participate in the operating costs of the wells they have an interest in. Historically an allowance for doubtful accounts has been set up to recognize credit losses on joint interest billing (“JIB”) receivables based upon an aging analysis which is an appropriate method to estimate credit losses under the guidance. The Company will continue to assess the expected credit loss in the future as economic conditions change. Considering the recent drop in commodity prices we believe the majority of our revenue purchasers have the size and financial condition to currently meet their obligations. There could be added risk on the JIB accounts receivable as some wells could become uneconomic, with the revenue not enough to cover operating expenses billed, which could result in additional write-offs. The Company will continue to closely monitor trade receivables. Based upon the analysis performed there was no impact to beginning retained earnings upon the adoption of the guidance.

New Accounting Pronouncements

Income Taxes – Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued an accounting standard update which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. This accounting standards update removes the following exceptions: (i) exception to the incremental approach for intraperiod tax allocation when there is a loss continuing operations and income or a gain from other items; (ii) exception to the requirements to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; (iii) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and (iv) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The amendments in the accounting standards update also improve consistency and simplify other areas of Topic 740 by clarifying and amending existing guidance. The new guidance is effective for fiscal years and interim period within those fiscal years, beginning after December 15, 2020. The Company is currently evaluating the impact of this guidance and does not expect the guidance to have a material impact on the Company's financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Note 3. Revenue

Revenue from contracts with customers

Oil and natural gas revenues are recorded using the sales method. Under this method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers, regardless of whether the sales are proportionate to our ownership in the property. An asset or a liability is recognized to the extent there is an imbalance in excess of the proportionate share of the remaining recoverable reserves on the underlying properties. No significant imbalances existed at March 31, 2020.

Disaggregation of Revenue

We have identified three material revenue streams in our business: oil, natural gas and NGLs. The following table present our revenues disaggregated by revenue stream.

	For the Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Revenues
Oil	$41,851	$40,057
NGLs	5,122	5,865
Natural gas	10,814	19,145
Oil and natural gas sales	$57,787	$65,067

Contract Balances

Under our sales contracts, we invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities. Accounts receivable attributable to our revenue contracts with customers was $16.2 million at March 31, 2020 and $31.9 million at December 31, 2019.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Acquisitions and Divestitures

Acquisition and Divestiture Related Expenses

There were no material acquisition or divestitures during the three months ended March 31, 2020 and 2019, respectively.

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

Unaudited Pro Forma Financials

The following unaudited pro forma financial information for the three months ended March 31, 2019, is based on our historical consolidated financial statements adjusted to reflect as if the Merger had occurred on January 1, 2018. The information below reflects pro forma adjustments based on available information and certain assumptions that we believe are reasonable, including adjustments to conform the classification of expenses in Midstates statements of operations to our classification for similar expenses and the estimated tax impact of pro forma adjustments. The unaudited pro forma financial information is not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the periods presented, nor is it necessarily indicative of future results.

For the Three Months Ended March 31, 2019
(Unaudited) (In thousands, except per unit amounts)
Revenues	$94,996
Net income (loss)	(32,035)
Earnings per share:
Basic	$(0.73)
Diluted	$(0.73)

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

The carrying values of accounts receivables, accounts payables (including accrued liabilities), restricted investments and amounts outstanding under long-term debt agreements with variable rates included in the accompanying Unaudited Condensed Consolidated Balance Sheets approximated fair value at March 31, 2020 and December 31, 2019. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair market values of the derivative financial instruments reflected on the accompanying Unaudited Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019 were based on estimated forward commodity prices. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following table presents the gross derivative assets and liabilities that are measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019 for each of the fair value hierarchy levels:

	Fair Value Measurements at March 31, 2020 Using
	Quoted Prices in	Significant Other	Significant
	Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$111,512	$—	$111,512
Interest rate derivatives	—	—	—	—
Total assets	$—	$111,512	$—	$111,512

Liabilities:
Commodity derivatives	$—	$4,651	$—	$4,651
Interest rate derivatives	—	3,602	—	3,602
Total liabilities	$—	$8,253	$—	$8,253

	Fair Value Measurements at December 31, 2019 Using
	Quoted Prices in	Significant Other	Significant
	Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$18,509	$—	$18,509
Interest rate derivatives	—	595	—	595
Total assets	$—	$19,104	$—	$19,104

Liabilities:
Commodity derivatives	$—	$6,861	$—	$6,861
Interest rate derivatives	—	558	—	558
Total liabilities	$—	$7,419	$—	$7,419

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•

Proved oil and natural gas properties are reviewed for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such properties. The Company uses an income approach based on the discounted cash flow method, whereby the present value of expected future net cash flows are discounted by applying an appropriate discount rate, for purposes of placing a fair value on the assets. The future cash flows are based on management’s estimates for the future. The unobservable inputs used to determine fair value include, but are not limited to, estimates of proved reserves, estimates of probable reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and natural gas properties (some of which are Level 3 inputs within the fair value hierarchy).

•

For the three months ended March 31, 2020, we recognized $405.7 million of impairment expense on our proved oil and natural gas properties. These impairments related to certain properties located in East Texas, the Rockies and offshore Southern California. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable primarily as a result of declining commodity prices. The impairments were due to a decline in the value of estimated proved reserves based on declining commodity prices.

•	No impairment expense was recognized during the three months ended March 31, 2019.

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

Certain inherent business risks are associated with commodity derivative contracts, including market risk and credit risk. Market risk is the risk that the price of natural gas or oil will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the counterparty to a contract. It is our policy to enter into derivative contracts, only with creditworthy counterparties, which generally are financial institutions, deemed by management as competent and competitive market makers. Some of the lenders, or certain of their affiliates, under our previous and current credit agreements are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with creditworthy counterparties that are generally large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. We have also entered into International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. Had all counterparties failed completely to perform according to the terms of the existing contracts, we would have had the right to offset $99.1 million against amounts outstanding under our Revolving Credit Facility at March 31, 2020, reducing our maximum credit exposure to approximately $5.7 million, all of which was with one counterparty. See Note 8 for additional information regarding our Revolving Credit Facility.

Commodity Derivatives

We may use a combination of commodity derivatives (e.g., floating-for-fixed swaps, put options, costless collars and three-way collars) to manage exposure to commodity price volatility. We recognize all derivative instruments at fair value.

Subsequent Events. In April 2020, the company monetized a portion of its 2021 crude oil hedges for total cash proceeds of approximately $18.0 million.

We enter into natural gas derivative contracts that are indexed to NYMEX-Henry Hub. We also enter into oil derivative contracts indexed to NYMEX-WTI. Our NGL derivative contracts are primarily indexed to OPIS Mont Belvieu.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2020, we had the following open commodity positions:

	Remaining
	2020	2021	2022
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (MMBtu)	650,000	487,500	300,000
Weighted-average fixed price	$2.54	$2.48	$2.46

Collar contracts:
Two-way collars
Average monthly volume (MMBtu)	420,000	162,500	—
Weighted-average floor price	$2.60	$2.58	$—
Weighted-average ceiling price	$2.88	$2.84	$—

Natural Gas Basis Swaps:
PEPL basis swaps:
Average monthly volume (MMBtu)	600,000	500,000	—
Weighted-average spread	$(0.46)	$(0.40)	$—

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (Bbls)	209,300	116,250	30,000
Weighted-average fixed price	$57.44	$56.05	$55.32

Collar contracts:
Two-way collars
Average monthly volume (Bbls)	14,300	—	—
Weighted-average floor price	$55.00	$—	$—
Weighted-average ceiling price	$62.10	$—	$—

Three-way collars
Average monthly volume (Bbls)	30,500	—	—
Weighted-average ceiling price	$65.75	$—	$—
Weighted-average floor price	$50.00	$—	$—
Weighted-average sub-floor price	$40.00	$—	$—

NGL Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (Bbls)	65,450	22,800	—
Weighted-average fixed price	$25.27	$24.25	$—

Interest Rate Swaps

Periodically, we enter into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates such as those in our credit agreement to fixed interest rates. At March 31, 2020, we had the following interest rate swap open positions:

	Remaining
	2020	2021	2022
Average Monthly Notional (in thousands)	$125,000	$125,000	$75,000
Weighted-average fixed rate	1.612%	1.612%	1.281%
Floating rate	1 Month LIBOR	1 Month LIBOR	1 Month LIBOR

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at March 31, 2020 and December 31, 2019. There was no cash collateral received or pledged associated with our derivative instruments since most of the counterparties, or certain of their affiliates, to our derivative contracts are lenders under our credit agreement.

		Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
		March 31,	March 31,	December 31,	December 31,
Type	Balance Sheet Location	2020	2020	2019	2019
		(In thousands)
Commodity contracts	Short-term derivative instruments	$83,477	$4,139	$11,518	$5,887
Interest rate swaps	Short-term derivative instruments	—	1,621	248	253
Gross fair value		83,477	5,760	11,766	6,140
Netting arrangements		(5,070)	(5,070)	(5,887)	(5,887)
Net recorded fair value	Short-term derivative instruments	$78,407	$690	$5,879	$253

Commodity contracts	Long-term derivative instruments	$28,036	$513	$6,990	$973
Interest rate swaps	Long-term derivative instruments	—	1,981	347	305
Gross fair value		28,036	2,494	7,337	1,278
Netting arrangements		(581)	(581)	(973)	(973)
Net recorded fair value	Long-term derivative instruments	$27,455	$1,913	$6,364	$305

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

		For the Three Months Ended
	Statements of	March 31,
	Operations Location	2020	2019
Commodity derivative contracts	(Gain) loss on commodity derivatives	$(107,713)	$32,487
Interest rate derivatives	Interest expense, net	3,616	(94)

Note 7. Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the Company’s portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the three months ended March 31, 2020 (in thousands):

Asset retirement obligations at beginning of period	$91,089
Liabilities added from acquisition or drilling	—
Liabilities settled	—
Liabilities removed upon sale of wells	—
Accretion expense	1,513
Revision of estimates	—
Asset retirement obligation at end of period	92,602
Less: Current portion	(623)
Asset retirement obligations - long-term portion	$91,979

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Long-Term Debt

The following table presents our consolidated debt obligations at the dates indicated:

	March 31,	December 31,
	2020	2019
	(In thousands)
Revolving Credit Facility (1)	$290,000	$285,000
Long-term debt	$290,000	$285,000

(1)	The carrying amount of our Revolving Credit Facility approximates fair value because the interest rates are variable and reflective of market rates.

Revolving Credit Facility

Amplify Energy Operating LLC, our wholly owned subsidiary (“OLLC”), is a party to a reserve-based revolving credit facility (the “Revolving Credit Facility”), subject to a borrowing base of $450.0 million as of March 31, 2020, which is guaranteed by us and all of our current subsidiaries. The Revolving Credit Facility matures on November 2, 2023.

Our borrowing base under our Revolving Credit Facility is subject to redetermination on at least a semi-annual basis primarily based on a reserve engineering report with respect to our estimated natural gas, oil and NGL reserves, which takes into account the prevailing natural gas, oil and NGL prices at such time, as adjusted for the impact of our commodity derivative contracts.

As of March 31, 2020, we were in compliance with all the financial (current ratio and total leverage ratio) and other covenants associated with our Revolving Credit Facility.

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid, excluding commitment fees, on our consolidated variable-rate debt obligations for the periods presented:

	For the Three Months Ended
	March 31,
	2020	2019
Revolving Credit Facility	3.97%	5.07%

Letters of Credit

At March 31, 2020, we had no letters of credit outstanding.

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with our Revolving Credit Facility was $4.4 million at March 31, 2020. At March 31, 2020, the unamortized deferred financing costs are amortized over the remaining life of our Revolving Credit Facility.

Note 9. Equity (Deficit)

Common Stock

The Company’s authorized capital stock includes 250,000,000 shares of common stock, $0.01 par value per share. The following is a summary of the changes in our common stock issued for the three months ended March 31, 2020:

Common
Shares
Balance, December 31, 2019	37,566,540
Issuance of common stock	—
Restricted stock units vested	2,411
Repurchase of common shares (1)	(787)
Balance, March 31, 2020	37,568,164

(1)	Represents the net settlement on vesting of restricted stock necessary to satisfy the minimum statutory tax withholding requirements.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

On the May 4, 2017, Legacy Amplify entered into a warrant agreement (the “Warrant Agreement”) with American Stock Transfer & Trust Company, LLC, as warrant agent (“AST”), pursuant to which Legacy Amplify issued warrants to purchase up to 2,173,913 shares of Legacy Amplify’s common stock (representing 8% of Legacy Amplify’s outstanding common stock as of May 4, 2017), including shares of Legacy Amplify’s common stock issuable upon full exercise of the warrants, but excluding any common stock issuable under Legacy Amplify’s Management Incentive Plan, exercisable for a five-year period commencing on May 4, 2017 at an exercise price of $42.60 per share.

On the effective date of the Merger, Legacy Amplify, Midstates and AST entered into an Assignment and Assumption Agreement, pursuant to which the Company agreed to assume Legacy Amplify’s Warrant Agreement.

In connection with the Merger in August 2019, the Company assumed outstanding warrants of 4,647,520 Third Lien Notes Warrants at an exercise price of $22.78 per share (the “Third Lien Warrants”) and 2,332,089 Unsecured Creditor Warrants at an exercise price of $43.67 per share (the “Unsecured Creditor Warrants” and collectively with the Third Lien Warrants, the “Warrants”). As a result of the Merger, the value of the outstanding Warrants was adjusted downward based on the low stock price and estimated fair value as of the Merger date. The Warrants expired on April 21, 2020.

Share Repurchase Program

On December 21, 2018, Legacy Amplify’s board of directors authorized the repurchase of up to $25.0 million of Legacy Amplify outstanding shares of common stock, with repurchases beginning on January 9, 2019. During the three months ended March 31, 2019, Legacy Amplify repurchased 122,581 shares of common stock at an average price of $7.82 for a total cost of approximately $0.9 million. On April 18, 2019, in anticipation of the Merger, Legacy Amplify terminated the repurchase program.

In connection, with the closing of the Merger, the board of directors approved the commencement of an open market share repurchase program of up to $25.0 million of the Company’s outstanding shares of common stock. As of February 28, 2020, the Company had repurchased approximately 4.2 million shares of common stock at an average price of $5.94 per share for a total cost of approximately $24.9 million (inclusive of fees).

Cash Dividend Payment

On March 3, 2020, our board of directors approved a dividend of $0.10 per share of outstanding common stock or $3.8 million in aggregate, which was paid on March 30, 2020, to stockholders of record at the close of business on March 16, 2020. The board of directors of the Company has decided to suspend the quarterly dividend program until further notice. Future dividends, if any, are subject to discretionary approval by the board of directors.

Note 10. Earnings per Share

The following sets forth the calculation of earnings (loss) per share, or EPS, for the periods indicated (in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2020	2019
Net loss	$(367,199)	$(31,477)
Less: Net income allocated to participating restricted stockholders	—	—
Basic and diluted earnings available to common stockholders	$(367,199)	$(31,477)

Common shares/units:
Common shares outstanding — basic	37,568	22,179
Dilutive effect of potential common shares	—	—
Common shares outstanding — diluted	37,568	22,179

Net earnings per share:
Basic	$(9.77)	$(1.42)
Diluted	$(9.77)	$(1.42)
Antidilutive warrants (1)	9,154	2,174

(1)	Amount represents warrants to purchase common stock that are excluded from the diluted net earnings per share calculations because of their antidilutive effect.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Long-Term Incentive Plans

In May 2017, Legacy Amplify implemented the Management Incentive Plan (the “Legacy Amplify MIP”). In connection with the closing of the Merger, on August 6, 2019, the Company assumed the Legacy Amplify MIP.

Restricted Stock Units

Restricted Stock Units with Service Vesting Condition

The restricted stock units with service vesting conditions (“TSUs”) are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a straight-line basis over the requisite service period and forfeitures are accounted for as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost associated with the TSUs was $0.8 million at March 31, 2020. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 1.7 years.

The following table summarizes information regarding the TSUs granted under the Legacy Amplify MIP for the period presented:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
TSUs outstanding at December 31, 2019	291,370	$5.18
Granted (2)	18,250	$6.61
Forfeited	(1,244)	$5.12
Vested	(2,411)	$5.12
TSUs outstanding at March 31, 2020	305,965	$5.27

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)	The aggregate grant date fair value of TSUs issued for the three months ended March 31, 2020 was $0.1 million based on a grant date market price of $6.61 per share.

Restricted Stock Units with Market and Service Vesting Conditions

The restricted stock units with market and service vesting conditions (“PSUs”) are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a graded-vesting basis. As such, the Company recognizes compensation cost over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards. The Company accounts for forfeitures as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost related to the PSUs was $0.1 million at March 31, 2020. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 1.5 years.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The assumptions used to estimate the fair value of the PSUs are as follows:

Share price targets	$12.50	$15.00	$17.50

Risk-free interest rate:
Awards Issued on January 1, 2020	1.61%	1.61%	1.61%

Dividend yield	12.1%	12.1%	12.1%

Expected volatility:
Awards Issued on January 1, 2020	60.0%	60.0%	60.0%

Calculated fair value per PSU:
Awards Issued on January 1, 2020	$3.66	$2.98	$2.46

The following table summarizes information regarding the PSUs granted under the Legacy Amplify MIP for the period presented:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
PSUs outstanding at December 31, 2019	305,893	$2.15
Granted (2)	18,250	$3.03
Forfeited	(1,866)	$2.11
Vested	—	$—
PSUs outstanding at March 31, 2020	322,277	$2.20

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)	The aggregate grant date fair value of PSUs issued for the three months ended March 31, 2020 was less than $0.1 million based on a calculated fair value price ranging from $2.46 to $3.66 per share.

2017 Non-Employee Directors Compensation Plan

In June 2017, Legacy Amplify implemented the 2017 Non-Employee Directors Compensation Plan (“Legacy Amplify Non-Employee Directors Compensation Plan”) to attract and retain the services of experienced non-employee directors of Legacy Amplify or its subsidiaries. In connection with the closing of the Merger, on August 6, 2019, the Company assumed the Legacy Amplify Non-Employee Directors Compensation Plan.

The restricted stock units with a service vesting condition (“Board RSUs”) are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a straight-line basis over the requisite service period and forfeitures are accounted for as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost associated with restricted stock unit awards was less than $0.1 million at March 31, 2020. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 2.0 years.

The following table summarizes information regarding the Board RSUs granted under the Legacy Amplify Non-Employee Directors Compensation Plan for the period presented:

Weighted-
Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
Board RSUs outstanding at December 31, 2019	16,157	$5.12
Granted	—	$—
Forfeited	—	$—
Vested	—	$—
Board RSUs outstanding at March 31, 2020	16,157	$5.12

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Compensation Expense

The following table summarizes the amount of recognized compensation expense associated with the Legacy Amplify MIP and Legacy Amplify Non-Employee Directors Compensation Plan, which are reflected in the accompanying Unaudited Condensed Statements of Consolidated Operations for the periods presented (in thousands):

	For the Three Months Ended
	March 31,
	2020	2019
Equity classified awards
TSUs	$131	$669
PSUs	37	396
Board RSUs	5	113
	$173	$1,178

Note 12. Leases

For the quarter ended March 31, 2020, our leases qualify as operating leases and we did not have any existing or new leases qualifying as financing leases or variable leases. We have leases for office space and equipment in our corporate office and operating regions as well as vehicles, compressors and surface rentals related to our business operations. In addition, we have offshore Southern California pipeline right-of-way use agreements. Most of our leases, other than our corporate office lease, have an initial term and may be extended on a month-to-month basis after expiration of the initial term. Most of our leases can be terminated with 30-day prior written notice. The majority of our month-to-month leases are not included as a lease liability in our balance sheet under ASC 842 because continuation of the lease is not reasonably certain. Additionally, the Company elected the short-term practical expedient to exclude leases with a term of twelve months or less.

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

For the three months ended March 31, 2020 and 2019, we recognized approximately $0.6 million and $0.5 million, respectively, of costs relating to the operating leases in the Unaudited Condensed Statement of Operations.

Supplemental cash flow information related to the Company’s lease liabilities are included in the table below:

	For the Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Non-cash amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$330	$5,010

The following table presents the Company’s right-of-use assets and lease liabilities for the period presented:

	March 31,	December 31,
	2020	2019
	(In thousands)
Right-of-use asset	$4,076	$4,406

Lease liabilities:
Current lease liability	2,202	1,712
Long-term lease liability	1,901	2,720
Total lease liability	$4,103	$4,432

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the Company’s maturity analysis of the minimum lease payment obligations under non-cancelable operating leases with a remaining term in excess of one year (in thousands):

	Office leases	Leased vehicles and office equipment	Total
Remaining in 2020	$1,207	$551	$1,758
2021	1,426	564	1,990
2022	341	199	540
2023 and thereafter	—	—	—
Total lease payments	$2,974	$1,314	$4,288
Less: interest	$139	$46	$185
Present value of lease liabilities	$2,835	$1,268	$4,103

The weighted average remaining lease terms and discount rate for all of our operating leases for the period presented:

	For the Three Months Ended
	March 31,
	2020	2019
Weighted average remaining lease term (years):
Office leases	1.27	2.32
Vehicles	0.55	0.40
Office equipment	0.07	0.12
Weighted average discount rate:
Office leases	3.5%	4.1%
Vehicles	1.0%	0.5%
Office equipment	0.2%	0.2%

Note 13. Supplemental Disclosures to the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Cash Flows

Accrued Liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	March 31,	December 31,
	2020	2019
Accrued lease operating expense	$10,692	$11,794
Accrued capital expenditures	6,559	5,515
Accrued general and administrative expense	2,652	3,126
Operating lease liability	2,202	1,712
Accrued ad valorem tax	1,099	520
Asset retirement obligations	623	623
Accrued interest payable	30	36
Other	43	32
Accrued liabilities	$23,900	$23,358

Cash and Cash Equivalents Reconciliation

The following table provides a reconciliation of cash and cash equivalents on the Unaudited Condensed Consolidated Balance Sheet to cash, cash equivalents and restricted cash on the Unaudited Condensed Statements of Consolidated Cash Flows (in thousands):

	March 31,	December 31,
	2020	2019
Cash and cash equivalents	$1,894	$—
Restricted cash	—	325
Total cash, cash equivalents and restricted cash	$1,894	$325

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unproved Property

We recognized $49.3 million of impairment expense on unproved properties for the three months ended March 31, 2020, which was related to expiring leases and the evaluation of qualitative and quantitative factors related to the current decline in commodity prices. No impairment expense was recorded for unproved properties for the three months ended March 31, 2019.

Supplemental Cash Flows

Supplemental cash flows for the periods presented (in thousands):

	For the Three Months Ended
	March 31,
	2020	2019
Supplemental cash flows:
Cash paid for interest, net of amounts capitalized	$3,017	$2,325
Cash paid for reorganization items, net	186	187

Noncash investing and financing activities:
Increase (decrease) in capital expenditures in payables and accrued liabilities	(3,206)	(2,612)

Note 14. Related Party Transactions

Related Party Agreements

There have been no transactions in excess of $120,000 between us and any related person in which the related person had a direct or indirect material interest for the three months ended March 31, 2020 and 2019, respectively.

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

At March 31, 2020 and December 31, 2019, we had no environmental reserves recorded on our Unaudited Condensed Consolidated Balance Sheet.

Minimum Volume Commitment

The Company is party to a gas purchase, gathering and processing contract in Oklahoma, which includes certain minimum NGL commitments. To the extent the Company does not deliver natural gas volumes in sufficient quantities to generate, when processed, the minimum levels of recovered NGLs, it would be required to reimburse the counterparty an amount equal to sum of the monthly shortfall, if any, multiplied by a fee. The Company is not meeting the minimum volume required under these contractual provisions. The commitment fee expense for the three months ended March 31, 2020, was approximately $0.2 million.

The Company is party to a gas purchase, gathering and processing contract in East Texas, which includes certain minimum NGL commitments. The Company anticipates that a shortfall will occur for the year-end 2020 and has established an accrual for the commitment fee expense of $0.3 million for the three months ended March 31, 2020.

Supplemental Bond for Decommissioning Liabilities Trust Agreement

Beta Operating Company, LLC, has an obligation with the BOEM in connection with its 2009 acquisition of our properties in federal waters offshore Southern California. The Company supports this obligation with $161.3 million of A-rated surety bonds and $0.3 million of cash.

Note 16. Income Taxes

The Company had no income tax benefit/(expense) for the three months ended March 31, 2020 and had less than $0.1 million income tax benefit/(expense) for the three months ended March 31, 2019. The Company’s effective tax rate was 0.0% and 0.2% for the three months ended March 31, 2020 and 2019, respectively. The effective tax rates for the three months ended March 31, 2020 and 2019 are different from the statutory U.S. federal income tax rate primarily due to our recorded valuation allowances.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In March 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, to stabilize the economy during the coronavirus pandemic. The CARES Act temporarily suspends and modifies certain tax laws established by the 2017 tax reform law known as the Tax Cuts and Jobs Act, including, but not limited to, modifications to net operating loss limitations, business interest limitations and alternative minimum tax. The CARES Act did not have a material impact on the Company’s current year tax provision.

Note 17. Subsequent Events

Retirement of President, Chief Executive Officer and Director

On April 1, 2020, Mr. Kenneth Mariani notified the board of directors of the Company of his decision to retire. Mr. Mariani vacated his service as President and Chief Executive Officer of the Company and as a member of the board of directors, effective April 3, 2020. Mr. Mariani’s decision to retire stems solely from personal reasons and did not result from any disagreement with the Company, the Company’s management or the board of directors.

Appointment of Interim Chief Executive Officer

Effective upon Mr. Mariani’s retirement, Mr. Martyn Willsher was appointed the Company’s Interim Chief Executive Officer. Mr. Willsher continues to serve in his role as Senior Vice President and Chief Financial Officer of the Company.

COVID-19 Pandemic and Organization of the Petroleum Exporting Countries (“OPEC”)

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the United States. The spread of COVID-19 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, the Company is unable to determine the extent of the impact caused by the COVID-19 pandemic to the Company’s operations.

In addition, in March 2020, oil prices severely declined following unsuccessful negotiations between members of OPEC and certain nonmembers, including Russia, to implement production cuts in an effort to decrease the global oversupply and to rebalance supply and demand due to the ongoing COVID-19 pandemic. In April 2020, members of OPEC and Russia agreed to temporary production reductions, but uncertainty about whether such production cuts will be sufficient to rebalance supply and demand remains and may continue for the foreseeable future. We anticipate further market and commodity price volatility for the remainder of 2020 as a result of the events described above.

Notice of Non-Compliance with New York Stock Exchange (“NYSE”) Continued Listing Standards

On April 20, 2020, the Company received written notification (the “Notice”) from the NYSE that the Company no longer satisfied the continued listing compliance standards set forth under Section 802.01C of the NYSE Listed Company Manual (“Section 802.01C”) because the average closing price of the Company’s common stock was below $1.00 over a 30 consecutive trading-day period that ended April 17, 2020. Under the NYSE’s rules, the Company has six months following receipt of the Notice to regain compliance with the minimum share price requirement.

The Company notified the NYSE of its intent to cure the deficiency and return to compliance with the NYSE’s continued listing requirements. The Company can regain compliance at any time during the six-month cure period if on the last trading day of any calendar month during the cure period, the common stock has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. Under NYSE rules, the common stock will continue to be listed on the NYSE during this six-month cure period, subject to the Company’s compliance with other continued listing requirements. The common stock symbol “AMPY” will be assigned a “.BC” indicator by the NYSE to signify that the Company currently is not in compliance with the NYSE’s continued listing requirements. If the Company fails to regain compliance with Section 802.01C during the cure period, the common stock will be subject to the NYSE’s suspension and delisting procedures.

On April 20, 2020, the NYSE made a rule filing with the SEC for relief from the $1.00 per share continued listing standard, which became immediately effective on April 21, 2020. The relief provides that the cure period will be suspended until June 30, 2020 and will recommence on July 1, 2020. The Company’s cure period under the relief has been extended to December 29, 2020.

Paycheck Protection Program

On April 24, 2020, the Company received a $5.5 million loan under the Paycheck Protection Program (the “PPP”). The PPP was established as part of the CARES Act to provide loans to qualifying businesses. The loans and accrued interest are forgivable after eight weeks provided that the borrower uses the loan proceeds for eligible purposes. At this time, the Company anticipates that a substantial majority of the loan proceeds will be forgiven under the program. The term of the Company’s PPP loan is two years with an annual interest rate of 1% and no payments of principal or interest due during the six-month period beginning on the date of the PPP loan.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and accompanying notes in “Item 1. Financial Statements” contained herein and our Annual Report the Amplify Form 10-K. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” in the front of this report.

Overview

We operate in one reportable segment engaged in the acquisition, development, exploitation and production of oil and natural gas properties. Our management evaluates performance based on the reportable business segment as the economic environments are not different within the operation of our oil and natural gas properties. Our business activities are conducted through OLLC our wholly owned subsidiary, and its wholly owned subsidiaries. Our assets consist primarily of producing oil and natural gas properties and are located in Oklahoma, the Rockies, in federal waters offshore Southern California, East Texas / North Louisiana and South Texas. Most of our oil and natural gas properties are located in large, mature oil and natural gas reservoirs. The Company’s properties consist primarily of operated and non-operated working interests in producing and undeveloped leasehold acreage and working interests in identified producing wells. As of December 31, 2019:

•	Our total estimated proved reserves were approximately 163.0 MBoe, of which approximately 43% were oil and 80% were classified as proved developed reserves;
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

Industry Trends and Outlook

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the United States. The spread of COVID-19 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, the Company is unable to determine the extent of the impact caused by the COVID-19 pandemic to the Company’s operations.

In addition, in March 2020, oil prices severely declined following unsuccessful negotiations between members of OPEC and certain nonmembers, including Russia, to implement production cuts in an effort to decrease the global oversupply and to rebalance supply and demand due to the ongoing COVID-19 pandemic. In April 2020, members of OPEC and Russia agreed to temporary production reductions, but uncertainty about whether such production cuts will be sufficient to rebalance supply and demand remains and may continue for the foreseeable future. We anticipate further market and commodity price volatility for the remainder of 2020 as a result of the events described above.

The reductions in commodity prices has resulted in lower levels of cash flow from operating activities. In addition, the borrowing base under our Revolving Credit Facility is subject to redetermination on at least a semi-annual basis primarily based on an engineering report with respect to our estimated oil, NGL and natural gas reserves, which will take into account the prevailing oil, NGL and natural gas prices at such time, adjusted for the impact of our commodity derivative contracts. Continued low commodity prices will likely adversely impact our redeterminations and may further impact it in the future. The reduction in commodity prices has directly led to an impairment of our oil and natural gas properties. There may be further impairments in future periods if commodity prices continue to decline.

The Company has executed several significant initiatives to better position the Company through the downturn, including significant decreases to operating and general and administrative expenses, substantial reductions to capital programs, the monetization of a portion of the Company’s 2021 in-the-money crude oil hedges, the receipt of loan proceeds from the federal government PPP program, Beta royalty relief and the suspension of the quarterly dividend.

Recent Developments

Notice of Non-Compliance with NYSE Continued Listing Standards

On April 20, 2020, the Company received written notification from the NYSE that the Company no longer satisfied the continued listing compliance standards set forth under Section 802.01C because the average closing price of the Company’s common stock was below $1.00 over a 30 consecutive trading-day period that ended April 17, 2020. Under the NYSE’s rules, the Company has six months following receipt of such notice to regain compliance with the minimum share price requirement.

The Company notified the NYSE of its intent to cure the deficiency and return to compliance with the NYSE’s continued listing requirements. The Company can regain compliance at any time during the six-month cure period if on the last trading day of any calendar month during the cure period, the common stock has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. Under NYSE rules, the common stock will continue to be listed on the NYSE during this six-month cure period, subject to the Company’s compliance with other continued listing requirements. The common stock symbol “AMPY” will be assigned a “.BC” indicator by the NYSE to signify that the Company currently is not in compliance with the NYSE’s continued listing requirements. If the Company fails to regain compliance with Section 802.01C during the cure period, the common stock will be subject to the NYSE’s suspension and delisting procedures.

On April 20, 2020, the NYSE made a rule filing with the SEC for relief from the $1.00 per share continued listing standard, which became immediately effective on April 21, 2020. The relief provides that the cure period will be suspended until June 30, 2020 and will recommence on July 1, 2020. The Company’s cure period under the relief has been extended to December 29, 2020.

Retirement of President, Chief Executive Officer and Director

On April 1, 2020, Mr. Kenneth Mariani notified the board of directors of the Company of his decision to retire. Mr. Mariani vacated his service as President and Chief Executive Officer of the Company and as a member of the board of directors, effective April 3, 2020. Mr. Mariani’s decision to retire stems solely from personal reasons and did not result from any disagreement with the Company, the Company’s management or the board of directors.

Appointment of Interim Chief Executive Officer

Effective upon Mr. Mariani’s retirement, Mr. Martyn Willsher was appointed the Company’s Interim Chief Executive Officer. Mr. Willsher continues to serve in his role as Senior Vice President and Chief Financial Officer of the Company.

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

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates is included in Amplify Form 10-K. Significant estimates include, but are not limited to, oil and natural gas reserves; depreciation, depletion and amortization of proved oil and natural gas properties; future cash flows from oil and natural gas properties; impairment of long-lived assets; fair value of derivatives; fair value of equity compensation; fair values of assets acquired and liabilities assumed in business combinations and asset retirement obligations. These estimates, in our opinion, are subjective in nature, require the use of professional judgment and involve complex analysis.

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

Results of Operations

The results of operations for the three months ended March 31, 2020 and 2019 have been derived from our consolidated financial statements. The following table summarizes certain of the results of operations for the periods indicated.

	For the Three Months Ended
	March 31,
	2020	2019
	($ In thousands)
Oil and natural gas sales	$57,787	$65,067
Lease operating expense	35,723	28,910
Gathering, processing and transportation	5,053	4,657
Exploration expense	16	15
Taxes other than income	3,986	4,409
Depreciation, depletion and amortization	15,556	11,166
Impairment expense	455,031	—
General and administrative expense	8,353	9,308
Accretion of asset retirement obligations	1,513	1,311
(Gain) loss on commodity derivative instruments	(107,713)	32,487
Interest expense, net	(7,647)	(4,089)
Reorganization items, net	(186)	(187)
Income tax benefit (expense)	—	50
Net loss	(367,199)	(31,477)

Oil and natural gas revenue:
Oil sales	$41,851	$40,057
NGL sales	5,122	5,865
Natural gas sales	10,814	19,145
Total oil and natural gas revenue	$57,787	$65,067

Production volumes:
Oil (MBbls)	982	752
NGLs (MBbls)	454	265
Natural gas (MMcf)	7,586	5,490
Total (MBoe)	2,700	1,932
Average net production (MBoe/d)	29.7	21.5

Average sales price:
Oil (per Bbl)	$42.64	$53.28
NGL (per Bbl)	11.29	22.09
Natural gas (per Mcf)	1.43	3.49
Total (per Boe)	$21.41	$33.67

Average unit costs per Boe:
Lease operating expense	$13.23	$14.96
Gathering, processing and transportation	1.87	2.41
Taxes other than income	1.48	2.28
General and administrative expense	3.09	4.82
Depletion, depreciation and amortization	5.76	5.78

For the three months ended March 31, 2020 compared to the three months ended March 31, 2019

Net losses of $367.2 million and $31.5 million were recorded for the three months ended March 31, 2020 and 2019, respectively.

Oil, natural gas and NGL revenues were $57.8 million and $65.1 million for the three months ended March 31, 2020 and 2019, respectively. Average net production volumes were approximately 29.7 MBoe/d and 21.5 MBoe/d for the three months ended March 31, 2020 and 2019, respectively. The increase in production volumes was primarily due to the Merger. The average realized sales price was $21.41 per Boe and $33.67 per Boe for the three months ended March 31, 2020 and 2019, respectively. The decrease in average realized sales price is primarily due to decrease in commodity prices. Overall decrease in revenue is due to decline in well activity, decrease in commodity pricing and offset with the additional volume related to the Merger.

Lease operating expense was $35.7 million and $28.9 million for the three months ended March 31, 2020 and 2019, respectively. The change in lease operating expense was primarily related to the Merger and increased workover activity. On a per Boe basis, lease operating expense was $13.23 and $14.96 for the three months ended March 31, 2020 and 2019, respectively.

Gathering, processing and transportation was $5.1 million and $4.7 million for the three months ended March 31, 2020 and 2019, respectively. On a per Boe basis, gathering, processing and transportation was $1.87 and $2.41 for the three months ended March 31, 2020 and 2019, respectively.

Taxes other than income was $4.0 million and $4.4 million for the three months ended March 31, 2020 and 2019, respectively. On a per Boe basis, taxes other than income were $1.48 and $2.28 for the three months ended March 31, 2020 and 2019, respectively. The change in taxes other than income on a per Boe basis was primarily due to a decrease in commodity prices.

Depreciation, depletion and amortization (“DD&A expense”) was $15.6 million and $11.2 million for the three months ended March 31, 2020 and 2019, respectively. The change in DD&A expense is due to the Merger.

Impairment expense was $455.0 million for the three months ended March 31, 2020. We recognized $405.7 million of impairment expense on proved properties. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable primarily as a result of declining commodity prices. We recognized $49.3 million of impairment expense on unproved properties, which was related to expiring leases and the evaluation of qualitative and quantitative factors related to the current decline in commodity prices. No impairment expense was recorded for the three months ended March 31, 2019.

General and administrative expense was $8.4 million and $9.3 million for the three months ended March 31, 2020 and 2019, respectively. The change in general and administrative expense is primarily related to a decrease in stock compensation expense by $1.0 million due to the revaluation of post-merger expense and a $0.7 million reduction for 2019 bonus true-up which was partially offset with an increase of $0.6 million in professional services.

Net gains on commodity derivative instruments of $107.7 million were recognized for the three months ended March 31, 2020, consisting of $95.2 million increase in the fair value of open positions and $12.5 million of cash settlements received on expired positions. Net losses on commodity derivative instruments of $32.5 million were recognized for the three months ended March 31, 2019, consisting of $31.2 million decrease in fair value of open positions and $1.3 million of cash settlements paid on expired positions.

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

Interest expense, net was $7.6 million and $4.1 million for the three months ended March 31, 2020 and 2019, respectively. Interest expense included losses on interest rate swaps of approximately $3.6 million for the three months ended March 31, 2020 and a gain on interest rate swaps of $0.1 million for the three months ended March 31, 2019.

Average outstanding borrowings under our Revolving Credit Facility were $295.1 million and $278.0 million for the three months ended March 31, 2020 and 2019, respectively.

Adjusted EBITDA

We include in this report the non-GAAP financial measure Adjusted EBITDA and provide our reconciliation of Adjusted EBITDA to net income and net cash flows from operating activities, our most directly comparable financial measures calculated and presented in accordance with GAAP. We define Adjusted EBITDA as net income (loss):

Plus:

•	Interest expense;
•	Income tax expense;
•	DD&A;
•	Impairment of goodwill and long-lived assets (including oil and natural gas properties);
•	Accretion of AROs;
•	Loss on commodity derivative instruments;
•	Cash settlements received on expired commodity derivative instruments;
•	Losses on sale of assets;
•	Share/unit-based compensation expenses;

•	Exploration costs;
•	Acquisition and divestiture related expenses;
•	Restructuring related costs;
•	Reorganization items, net;
•	Severance payments; and
•	Other non-routine items that we deem appropriate.

Less:

•	Interest income;
•	Income tax benefit;
•	Gain on commodity derivative instruments;
•	Cash settlements paid on expired commodity derivative instruments;
•	Gains on sale of assets and other, net; and
•	Other non-routine items that we deem appropriate.

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

Reconciliation of Adjusted EBITDA to Net Income (Loss)

	For the Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Net loss	$(367,199)	$(31,477)
Interest expense, net	7,647	4,089
Income tax expense (benefit)	—	(50)
DD&A	15,556	11,166
Impairment expense	455,031	—
Accretion of AROs	1,513	1,311
(Gains) losses on commodity derivative instruments	(107,713)	32,487
Cash settlements received (paid) on expired commodity derivative instruments	12,500	(1,277)
Acquisition and divestiture related expenses	481	364
Share-based compensation expense	(911)	1,936
Exploration costs	16	15
(Gain) loss on settlement of AROs	—	143
Bad debt expense	110	101
Reorganization items, net	186	187
Severance payments	19	39
Adjusted EBITDA	$17,236	$19,034

Reconciliation of Adjusted EBITDA to Net Cash from Operating Activities

	For the Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$13,089	$10,800
Changes in working capital	(455)	3,006
Interest expense, net	7,647	4,089
Gain (loss) on interest rate swaps	(3,617)	94
Cash settlements paid (received) on interest rate swaps	(22)	—
Amortization and write-off of deferred financing fees	(309)	(308)
Acquisition and divestiture related expenses	481	364
Income tax expense (benefit) - current portion	—	(50)
Exploration costs	16	15
Plugging and abandonment cost	—	305
Reorganization items, net	186	187
Severance payments	19	39
Other	201	493
Adjusted EBITDA	$17,236	$19,034

Liquidity and Capital Resources

Overview. Our ability to finance our operations, including funding capital expenditures and acquisitions, meet our indebtedness obligations, refinance our indebtedness or meet our collateral requirements will depend on our ability to generate cash in the future. Our primary sources of liquidity and capital resources have historically been cash flows generated by operating activities and borrowings under our Revolving Credit Facility. For the remainder of 2020, we expect our primary funding sources to be cash flows generated by operating activities and available borrowing capacity under our Revolving Credit Facility.

Capital Markets. We do not currently anticipate any near-term capital markets activity, but we will continue to evaluate the availability of public debt and equity for funding potential future growth projects and acquisition activity.

Hedging. Commodity hedging has been and remains an important part of our strategy to reduce cash flow volatility. Our hedging activities are intended to support oil, NGL, and natural gas prices at targeted levels and to manage our exposure to commodity price fluctuations. We intend to enter into commodity derivative contracts at times and on terms desired to maintain a portfolio of commodity derivative contracts covering at least 25% - 50% of our estimated production from total proved developed producing reserves over a one-to-three year period at any given point of time to satisfy the hedging covenants in our Revolving Credit Facility and pursuant to our internal policies. We may, however, from time to time, hedge more or less than this approximate amount. Additionally, we may take advantage of opportunities to modify our commodity derivative portfolio to change the percentage of our hedged production volumes when circumstances suggest that it is prudent to do so. The current market conditions may also impact our ability to enter into future commodity derivative contracts. For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of March 31, 2020, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Counterparty and Customer Credit Risk.”

We evaluate counterparty risks related to our commodity derivative contracts and trade credit. Should any of these financial counterparties not perform, we may not realize the benefit of some of our hedges under lower commodity prices. We sell our oil and natural gas to a variety of purchasers. Non-performance by a customer could also result in losses.

Capital Expenditures. Our total capital expenditures were approximately $15.3 million for the three months ended March 31, 2020, which were primarily related to capital workovers and facilities located in Oklahoma and California and non-operated drilling activities in South Texas.

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

As of March 31, 2020, we had working capital of $60.7 million primarily due to being in a receivable position with our short-term derivatives of $78.4 million, accounts receivable of $24.7 million, and prepaid expenses of $11.4 million, offset by accrued liabilities of $23.9 million and revenues payable of $27.1 million.

Debt Agreements

Revolving Credit Facility. On November 2, 2018, OLLC as borrower, entered into the Revolving Credit Facility (as amended and supplemented to date) with Bank of Montreal, as administrative agent. At March 31, 2020, our borrowing base under our Revolving Credit Facility was subject to redetermination on at least a semi-annual basis primarily based on a reserve engineering report with respect to our estimated natural gas, oil and NGL reserves, which takes into account the prevailing natural gas, oil and NGL prices at such time, as adjusted for the impact of our commodity derivative contracts. The borrowing base as of March 31, 2020, was $450.0 million.

As of March 31, 2020, we were in compliance with all the financial (current ratio and total leverage ratio) and other covenants associated with our Revolving Credit Facility.

As of March 31, 2020, we had approximately $160.0 million of available borrowings under our Revolving Credit Facility. See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information regarding our Revolving Credit Facility.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for the three months ended March 31, 2020 and 2019, have been derived from our Unaudited Condensed Consolidated Financial Statements. For information regarding the individual components of our cash flow amounts, see the Unaudited Condensed Statements of Consolidated Cash Flows included under “Item 1. Financial Statements” of this quarterly report.

	For the Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$13,089	$10,800
Net cash used in investing activities	(12,720)	(10,500)
Net cash provided by (used in) financing activities	1,200	(25,128)

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net cash provided by operating activities was $13.1 million and $10.8 million for the three months ended March 31, 2020 and 2019, respectively. Production volumes were approximately 29.7 MBoe/d and 21.5 MBoe/d for the three months ended March 31, 2020 and 2019, respectively. The average realized sales prices were $21.41 per Boe and $33.67 per Boe for the three months ended March 31, 2020 and 2019, respectively. Lease operating expenses were $35.7 million and $28.9 million for the three months ended March 31, 2020 and 2019, respectively. Gathering, processing and transportation was $5.1 million and $4.7 million for the three months ended March 31, 2020 and 2019, respectively.

Net cash provided by operating activities for the three months ended March 31, 2020 included $12.5 million of cash receipts on expired derivative instruments compared to $1.3 million of cash paid on expired derivatives for the three months ended March 31, 2019. For the three months ended March 31, 2020, we had net gains on derivative instruments of $104.1 million compared to a net loss of $32.4 million for the three months ended March 31, 2019.

Investing Activities. Net cash provided by investing activities for the three months ended March 31, 2020 was $12.7 million, of which $12.4 million was used for additions to oil and natural gas properties. Net cash used in investing activities for the three months ended March 31, 2019 was $10.5 million, of which $10.4 million was used for additions to oil and natural gas properties.

Financing Activities. The Company had net borrowings of $5.0 million for the three months ended March 31, 2020 and net repayments of $24.0 million for the three months ended March 31, 2019 related to our Revolving Credit Facility.

On March 3, 2020, our board of directors declared a dividend of $0.10 per share on our outstanding common stock, which was paid on March 30, 2020 to stockholders of record at the close of business on March 16, 2020.

Contractual Obligations

During the three months ended March 31, 2020, there were no significant changes in our consolidated contractual obligations from those reported in the Amplify Form 10-K except for the Revolving Credit Facility borrowings and repayments.

Off–Balance Sheet Arrangements

As of March 31, 2020, we had no off–balance sheet arrangements.

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

Commodity Price Risk

Our major market risk exposure is in the prices that we receive for our oil, natural gas and NGL production. To reduce the impact of fluctuations in commodity prices on our revenues, we periodically enter into derivative contracts with respect to a portion of our projected production through various transactions that fix the future prices we receive. It has been our practice to enter into fixed price swaps and costless collars only with lenders and their affiliates under our Revolving Credit Facility.

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of March 31, 2020, see Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements included “Item 1. Financial Statements” of this quarterly report.

Interest Rate Risk

Our risk management policy provides for the use of interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report for interest rate swap arrangements that were outstanding at March 31, 2020.

Counterparty and Customer Credit Risk

We are also subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. In addition, our derivative contracts may expose us to credit risk in the event of nonperformance by counterparties. Some of the lenders, or certain of their affiliates, under our previous and current credit agreements are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with counterparties that are large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. These agreements allow us to offset our asset position with our liability position in the event of default by the counterparty. We have also entered into ISDA Agreements with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. Had all counterparties failed completely to perform according to the terms of the existing contracts, we would have had the right to offset $99.1 million against amounts outstanding under our Revolving Credit Facility at March 31, 2020, reducing our maximum credit exposure to approximately $5.7 million, all of which was with one counterparty.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) and under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

The full impact of COVID-19 on our business is uncertain. In order to protect the health and safety of our employees, we took proactive steps to allow employees to work remotely and to reduce the number of employees on site at any one time in our field areas to comply with social distancing guidelines. We believe that our internal controls and procedures are still functioning as designed and were effective for the most recent quarter.

Change in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business faces many risks. Any of the risks discussed elsewhere in this quarterly report and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. In addition to the risk factors disclosed in Item 1A. Risk Factors in our 2019 Form 10-K, we face risks including the following:

The oversupply of oil and natural gas and lower demand caused by the COVID-19 pandemic, the failure of oil producing countries to sufficiently curtail production and general global economic instability may result in transportation and storage constraints, reduced production or the shut-in of our producing wells, any of which would adversely affect our business, financial condition and results of operations.

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the United States. The spread of COVID-19 has caused significant volatility in U.S. and international markets. There is significant uncertainty regarding the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies. The outbreak of COVID-19 in the United States and the uncertainty of its impact, has contributed to an unprecedented oversupply of and decline in demand for oil and natural gas.  At this time, the full extent to which COVID-19 will negatively impact the global economy and our business is uncertain.

In addition, in March 2020, oil prices severely declined following unsuccessful negotiations between members of OPEC and certain nonmembers, including Russia, to implement production cuts in an effort to decrease the global oversupply and to rebalance supply and demand due to the ongoing COVID-19 pandemic. In April 2020, members of OPEC and Russia agreed to temporary production reductions, but uncertainty about whether such production cuts will be sufficient to rebalance supply and demand remains and may continue for the foreseeable future. We anticipate further market and commodity price volatility for the remainder of 2020 as a result of the events described above.

To the extent that the outbreak of COVID-19 continues to negatively impact demand and OPEC members and other oil exporting nations fail to agree to take actions aimed at supporting and stabilizing commodity prices, we expect there to be excess supply of oil and natural gas for a sustained period. This excess supply could, in turn, result in transportation and storage capacity constraints, as well as shut-ins and production curtailment in the United States. If, in the future, our transportation and/or storage capacity becomes constrained, we may be required to shut-in wells or curtail production, which may adversely affect our business, financial condition and results of operations.

In addition, uncertainties regarding the global economic and financial environment could lead to an extended national or global economic recession. A slowdown in economic activity caused by a recession would likely reduce national and worldwide demand for oil and natural gas and result in lower commodity prices. Costs of exploration, development and production have not yet adjusted to current economic conditions, or in proportion to the significant reduction in product prices.

Over the past several years, capital and credit markets for the oil and natural gas industry have experienced volatility and disruption. Further market volatility and disruption and concerns regarding borrower solvency may substantially diminish the availability of funds from those markets, increase the cost of accessing the credit markets, subject borrowers to stricter lending standards, or may cause lenders to cease providing funding to borrowers, any of which may adversely affect our business, financial condition and results of operations.

We are currently out of compliance with the NYSE minimum share price requirement and are at risk of the NYSE delisting our common stock, which would have an adverse impact on the trading volume, liquidity and market price of our common stock.

On April 20, 2020, the Company received written notification from the NYSE that the Company no longer satisfied the continued listing compliance standards set forth under Section 802.01C because the average closing price of the Company’s common stock was below $1.00 over a 30 consecutive trading-day period that ended April 17, 2020. Under the NYSE’s rules, the Company has six months following receipt of the such notification to regain compliance with the minimum share price requirement.

The Company notified the NYSE of its intent to cure the deficiency and return to compliance with the NYSE’s continued listing requirements. The Company can regain compliance at any time during the six-month cure period if on the last trading day of any calendar month during the cure period, the common stock has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. Under NYSE rules, the common stock will continue to be listed on the NYSE during this six-month cure period, subject to the Company’s compliance with other continued listing requirements. The common stock symbol “AMPY” will be assigned a “.BC” indicator by the NYSE to signify that the Company currently is not in compliance with the NYSE’s continued listing requirements.

If the Company fails to regain compliance with Section 802.01C during the cure period, the common stock will be subject to the NYSE’s suspension and delisting procedures. On April 20, 2020, the NYSE made a rule filing with the SEC for relief from the $1.00 per share continued listing standard, which became immediately effective on April 21, 2020. The relief provides that the cure period will be suspended until June 30, 2020 and will recommence on July 1, 2020. The Company’s cure period under the relief has been extended to December 29, 2020.

Any such delisting could affect the market liquidity of our common stock, and, accordingly, the market price of our common stock could decrease. A delisting of our common stock from the NYSE could negatively impact us as it would likely reduce the liquidity and market price of our common stock; reduce the number of investors willing to hold or acquire our common stock; and negatively impact our ability to access equity markets and obtain financing.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes our repurchase activity during the three months ended March 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
(In thousands)
Common Shares Repurchased (1)
January 1, 2020 - January 31, 2020	787	$6.61	—	n/a
February 1, 2020 - February 29, 2020	—	$—	—	n/a
March 1, 2020 -March 31, 2020	—	$—	—	n/a

(1)

Common shares are generally net-settled by shareholders to cover the required withholding tax upon vesting. The Company repurchased the remaining vesting shares on the vesting date at current market price. See Note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number		Description
3.1	—

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

Exhibit Number		Description
10.1*	—	Employment Agreement, dated May 1, 2019, by and between Legacy Amplify and Tony Lopez.

31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Schema Document
101.CAL*	—	XBRL Calculation Linkbase Document

101.DEF*	—	XBRL Definition Linkbase Document

101.LAB*	—	XBRL Labels Linkbase Document

101.PRE*	—	XBRL Presentation Linkbase Document

*	Filed as an exhibit to this Quarterly Report on Form 10-Q.
**	Furnished as an exhibit to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amplify Energy Corp.
(Registrant)

Date: May 6, 2020	By:	/s/ Martyn Willsher
	Name:	Martyn Willsher
	Title:	Interim Chief Executive Officer, Senior Vice President and Chief Financial Officer

Date: May 6, 2020	By:	/s/ Denise DuBard
	Name:	Denise DuBard
	Title:	Vice President and Chief Accounting Officer