Form 10-Q
period 2020-06-30
Amplify Energy Corp.
filed 2020-08-05
CIK 1533924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, the registrant had 37,621,684 outstanding shares of common stock, $0.01 par value outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding shares)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$13,202	$—
Restricted cash	—	325
Accounts receivable, net	27,132	33,145
Short-term derivative instruments	32,216	5,879
Prepaid expenses and other current assets	12,223	13,238
Total current assets	84,773	52,587
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	767,823	797,005
Support equipment and facilities	142,437	140,023
Other	8,765	8,045
Accumulated depreciation, depletion and impairment	(570,237)	(141,350)
Property and equipment, net	348,788	803,723
Long-term derivative instruments	9,134	6,364
Restricted investments	4,622	4,622
Operating lease - long term right-of-use asset	3,528	4,406
Other long-term assets	2,838	5,837
Total assets	$453,683	$877,539

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$5,630	$8,310
Revenues payable	22,542	29,167
Accrued liabilities (see Note 13)	17,837	23,358
Short-term derivative instruments	785	253
Current portion of long-term debt (see Note 8)	20,000	—
Total current liabilities	66,794	61,088
Long-term debt (see Note 8)	265,516	285,000
Asset retirement obligations	93,568	90,466
Long-term derivative instruments	1,833	305
Operating lease liability	1,350	2,720
Other long-term liabilities	3,367	3,753
Total liabilities	432,428	443,332
Commitments and contingencies (see Note 15)
Stockholders' equity:
Preferred stock, $0.01 par value: 50,000,000 shares authorized; no shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Warrants, 2,173,913 and 9,153,522 warrants issued and outstanding at June 30, 2020 and December 31, 2019, respectively	4,788	4,790
Common stock, $0.01 par value: 250,000,000 shares authorized; 37,612,914 and 37,566,540 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	209	209
Additional paid-in capital	423,770	424,399
Accumulated earnings	(407,512)	4,809
Total stockholders' equity	21,255	434,207
Total liabilities and equity	$453,683	$877,539

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Oil and natural gas sales	$34,888	$59,485	$92,675	$124,552
Other revenues	283	47	632	135
Total revenues	35,171	59,532	93,307	124,687

Costs and expenses:
Lease operating expense	27,828	26,292	63,551	55,202
Gathering, processing and transportation	4,689	4,391	9,742	9,048
Exploration	3	6	19	21
Taxes other than income	2,195	3,464	6,181	7,873
Depreciation, depletion and amortization	7,623	12,913	23,179	24,079
Impairment expense	—	—	455,031	—
General and administrative expense	6,755	10,566	15,108	19,874
Accretion of asset retirement obligations	1,539	1,332	3,052	2,643
(Gain) loss on commodity derivative instruments	19,165	(22,993)	(88,548)	9,494
Other, net	—	34	—	177
Total costs and expenses	69,797	36,005	487,315	128,411
Operating income (loss)	(34,626)	23,527	(394,008)	(3,724)
Other income (expense):
Interest expense, net	(6,209)	(4,422)	(13,856)	(8,511)
Other income (expense)	(250)	—	(234)	—
Total other income (expense)	(6,459)	(4,422)	(14,090)	(8,511)
Income (loss) before reorganization items, net and income taxes	(41,085)	19,105	(408,098)	(12,235)
Reorganization items, net	(166)	(464)	(352)	(651)
Income tax benefit (expense)	(85)	—	(85)	50
Net income (loss)	(41,336)	18,641	(408,535)	(12,836)
Net (income) loss allocated to participating restricted stockholders	—	(728)	—	—
Net income (loss) attributable to common stockholders	$(41,336)	$17,913	$(408,535)	$(12,836)

Earnings per share: (See Note 10)
Basic and diluted earnings per share	$(1.10)	$0.80	$(10.87)	$(0.58)
Weighted average common shares outstanding:
Basic and diluted	37,595	22,267	37,582	22,223

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(In thousands)

	For the Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(408,535)	$(12,836)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	23,179	24,079
Impairment expense	455,031	—
(Gain) loss on derivative instruments	(84,494)	10,028
Cash settlements (paid) received on expired derivative instruments	39,471	(1,863)
Cash settlements (paid) received on terminated derivative instruments	17,977	—
Bad debt expense	252	101
Amortization and write-off of deferred financing costs	2,999	574
Accretion of asset retirement obligations	3,052	2,643
Share-based compensation (see Note 11)	(632)	2,922
Settlement of asset retirement obligations	—	(205)
Changes in operating assets and liabilities:
Accounts receivable	5,762	6,576
Prepaid expenses and other assets	659	(2,630)
Payables and accrued liabilities	(11,345)	3,823
Other	(387)	87
Net cash provided by operating activities	42,989	33,299
Cash flows from investing activities:
Additions to oil and gas properties	(26,123)	(33,232)
Additions to other property and equipment	(719)	(205)
Additions to restricted investments	—	(138)
Withdrawals of restricted investments	—	90,000
Net cash provided by (used in) investing activities	(26,842)	56,425
Cash flows from financing activities:
Advances on revolving credit facilities	25,000	—
Payments on revolving credit facilities	(30,000)	(119,000)
Proceeds from the paycheck protection program	5,516	—
Deferred financing costs	—	(169)
Dividends to stockholders	(3,786)	—
Common stock repurchased and retired under the share repurchase program	—	(1,251)
Costs incurred in conjunction with tender offer	—	(107)
Restricted units returned to plan	(35)	(199)
Other	35	—
Net cash provided by (used in) financing activities	(3,270)	(120,726)
Net change in cash, cash equivalents and restricted cash	12,877	(31,002)
Cash, cash equivalents and restricted cash, beginning of period	325	50,029
Cash, cash equivalents and restricted cash, end of period	$13,202	$19,027

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY

(In thousands)

	Stockholders' Equity
	Common Stock	Warrants	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total
Balance at December 31, 2019	$209	$4,790	$424,399	$4,809	$434,207
Net loss	—	—	—	(367,199)	(367,199)
Share-based compensation expense	—	—	(1,112)	—	(1,112)
Restricted shares repurchased	—	—	(14)	—	(14)
Dividends	—	—	—	(3,786)	(3,786)
Balance at March 31, 2020	209	4,790	423,273	(366,176)	62,096
Net income (loss)	—	—	—	(41,336)	(41,336)
Share-based compensation expense	—	—	480	—	480
Expiration of warrants	—	(2)	2	—	—
Restricted shares repurchased	—	—	(20)	—	(20)
Other	—	—	35	—	35
Balance at June 30, 2020	$209	$4,788	$423,770	$(407,512)	$21,255

	Stockholders' Equity
	Common Stock	Warrants	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total
Balance at December 31, 2018	$3	$4,788	$355,872	$55,895	$416,558
Net loss	—	—	—	(31,477)	(31,477)
Costs incurred in conjunction with tender offer	—	—	(107)	—	(107)
Share-based compensation expense	—	—	1,443	—	1,443
Common stock repurchased and retired under the share repurchase program	—	—	(920)	—	(920)
Balance at March 31, 2019	3	4,788	356,288	24,418	385,497
Net income (loss)	—	—	—	18,641	18,641
Share-based compensation expense	—	—	1,479	—	1,479
Common stock repurchased and retired under the share repurchase program	—	—	(331)	—	(331)
Restricted shares repurchased	—	—	(199)	—	(199)
Balance at June 30, 2019	$3	$4,788	$357,237	$43,059	$405,087

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The pandemic has lowered the demand for oil and natural gas which has led to low commodity prices. The reductions in commodity prices have resulted in lower levels of cash flow from operating activities. In addition, the borrowing base under our Revolving Credit Facility (as defined below) is subject to redetermination on at least a semi-annual basis primarily based on an engineering report with respect to our estimated oil, NGL and natural gas reserves which will take into account the prevailing oil, NGL and natural gas prices at such time, as adjusted for the impact of our commodity derivative contracts. Severely reduced commodity prices contributed to a reduction in our borrowing base during the Spring 2020 determination process, and continued low prices may adversely impact subsequent redeterminations. The reduction in commodity prices has directly led to an impairment of our oil and natural gas properties. There may be further impairments in future periods if commodity prices continue to decline.

In addition, oil prices severely declined following unsuccessful negotiations between members of Organization of the Petroleum Exporting Countries (“OPEC”) and certain nonmembers, including Russia, to implement production cuts in an effort to decrease the global oversupply and to rebalance supply and demand due to the ongoing COVID-19 pandemic. In April 2020, members of OPEC and Russia agreed to temporary production reductions, but uncertainty about whether such production cuts and/or the duration of such reductions will be sufficient to rebalance supply and demand remains and may continue for the foreseeable future. We anticipate further market and commodity price volatility for the remainder of 2020 as a result of the events described above.

Notice of Non-Compliance with New York Stock Exchange (“NYSE”) Continued Listing Standards

On April 20, 2020, the Company received written notification (the “Notice”) from the NYSE that the Company no longer satisfied the continued listing compliance standards set forth under Section 802.01C of the NYSE Listed Company Manual (“Section 802.01C”) because the average closing price of the Company’s common stock was below $1.00 over a 30 consecutive trading-day period that ended April 17, 2020. Under the NYSE’s rules, the Company had six months following receipt of the Notice to regain compliance with the minimum share price requirement. The Company notified the NYSE of its intent to cure the deficiency and return to compliance with the NYSE’s continued listing requirements. The common stock symbol “AMPY” was assigned a “.BC” indicator by the NYSE to signify that the Company was not in compliance with the NYSE’s continued listing requirements.

On April 20, 2020, the NYSE made a rule filing with the SEC for relief from the $1.00 per share continued listing standard, which became immediately effective on April 21, 2020. The relief provided that the cure period was suspended until June 30, 2020 and recommenced on July 1, 2020. The Company’s cure period under the relief was extended to December 29, 2020.

On June 2, 2020, the Company received written notification from the NYSE that the Company regained compliance with the NYSE’s continued listing standards. The Company regained compliance after its average closing price for the 30 trading-day period ended May 29, 2020 and its closing price on May 29, 2020 both exceeded $1.00 per share. The “.BC” indicator has been removed from the Company’s common shares and the Company was removed from the NYSE list of non-compliant issuers.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Departure of Director

On June 22, 2020, Scott L. Hoffman notified the Company of his intent to resign from the board of directors of the Company, effective June 23, 2020. Mr. Hoffman served as a member and Chairman of the Nominating and Governance Committee of the board of directors. There were no known disagreements between Mr. Hoffman and the Company which led to Mr. Hoffman’s resignation from the board of directors. On June 23, 2020, Christopher W. Hamm, a current member of the board of directors, was appointed to serve as a member and Chairman of the Nominating and Governance Committee of the board of directors.

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

Current Expected Credit Losses

In May 2019, the Financial Accounting Standard Board (the “FASB”) issued an accounting standard update to provide entities with an option to irrevocably elect the fair value option applied on an instrument-by-instrument basis for certain financial assets upon the adoption. The fair value option election does not apply to held-to-maturity debt securities. The Company adopted the guidance as of January 1, 2020. The Company has evaluated the impact of this guidance and concluded that the current and historical evaluation of estimated credit losses falls within the acceptable guidance.

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

The Company, as operator on most of our wells, also records receivables on billings to our joint interest owners who participate in the operating costs of the wells they have an interest in. Historically an allowance for doubtful accounts has been set up to recognize credit losses on joint interest billing (“JIB”) receivables based upon an aging analysis which is an appropriate method to estimate credit losses under the guidance. The Company will continue to assess the expected credit loss in the future as economic conditions change. Considering the recent drop in commodity prices we believe the majority of our revenue purchasers have the size and financial condition to currently meet their obligations. There could be added risk on the JIB accounts receivable as some wells could become uneconomic, with the revenue not enough to cover operating expenses billed, which could result in additional write-offs. The Company will continue to closely monitor trade receivables. Based upon the analysis performed there was no impact to beginning retained earnings upon the adoption of the guidance. The Company’s monitoring activities include timely account reconciliation and balances are written off when determined to be uncollectible. The Company considered the market conditions surrounding the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted. The Company will continue to closely monitor trade receivables.

New Accounting Pronouncements

Reference Rate Reform. In March 2020, the FASB issued an accounting standard update which provides optional expedients and expectations for applying GAAP to contracts, hedging relationships, and other transactions to ease financial reporting burdens to the expected market transition from the London Interbank Offered Rate (“LIBOR”) or another reference rate to alternative reference rates. The amendments in this accounting standards update are effective beginning March 12, 2020, and an entity may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact this guidance may have on the Company’s consolidated financial statements.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes – Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued an accounting standard update which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. This accounting standards update removes the following exceptions: (i) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items; (ii) exception to the requirements to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; (iii) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and (iv) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The amendments in the accounting standards update also improve consistency and simplify other areas of Topic 740 by clarifying and amending existing guidance. The new guidance is effective for fiscal years and interim period within those fiscal years, beginning after December 15, 2020. The Company is currently evaluating the impact of this guidance on the Company's consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Note 3. Revenue

Revenue from contracts with customers

Oil and natural gas revenues are recorded using the sales method. Under this method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers, regardless of whether the sales are proportionate to our ownership in the property. An asset or a liability is recognized to the extent there is an imbalance in excess of the proportionate share of the remaining recoverable reserves on the underlying properties. No significant imbalances existed at June 30, 2020.

Disaggregation of Revenue

We have identified three material revenue streams in our business: oil, natural gas and NGLs. The following table present our revenues disaggregated by revenue stream.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)
Revenues
Oil	$22,963	$41,685	$64,814	$81,742
NGLs	3,343	5,336	8,465	11,201
Natural gas	8,582	12,464	19,396	31,609
Oil and natural gas sales	$34,888	$59,485	$92,675	$124,552

Contract Balances

Under our sales contracts, we invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities. Accounts receivable attributable to our revenue contracts with customers was $19.3 million at June 30, 2020 and $31.9 million at December 31, 2019.

Note 4. Acquisitions and Divestitures

Acquisition and Divestiture Related Expenses

There were no material acquisition or divestitures during the three and six months ended June 30, 2020 and 2019, respectively.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Unaudited Pro Forma Financials

The following unaudited pro forma financial information for the three and six months ended June 30, 2019, is based on our historical consolidated financial statements adjusted to reflect as if the Merger had occurred on January 1, 2018. The information below reflects pro forma adjustments based on available information and certain assumptions that we believe are reasonable, including adjustments to conform the classification of expenses in Midstates statements of operations to our classification for similar expenses and the estimated tax impact of pro forma adjustments. The unaudited pro forma financial information is not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the periods presented, nor is it necessarily indicative of future results.

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
(Unaudited) (In thousands, except per unit amounts)
Revenues	$82,772	$177,768
Net income (loss)	23,385	(7,742)
Earnings per share:
Basic	$0.57	$(0.18)
Diluted	$0.57	$(0.18)

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

The carrying values of accounts receivables, accounts payables (including accrued liabilities), restricted investments and amounts outstanding under long-term debt agreements with variable rates included in the accompanying Unaudited Condensed Consolidated Balance Sheets approximated fair value at June 30, 2020 and December 31, 2019. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair market values of the derivative financial instruments reflected on the accompanying Unaudited Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019 were based on estimated forward commodity prices. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the gross derivative assets and liabilities that are measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019 for each of the fair value hierarchy levels:

	Fair Value Measurements at June 30, 2020 Using
	Quoted Prices in	Significant Other	Significant
	Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$49,302	$—	$49,302
Interest rate derivatives	—	—	—	—
Total assets	$—	$49,302	$—	$49,302

Liabilities:
Commodity derivatives	$—	$6,877	$—	$6,877
Interest rate derivatives	—	3,693	—	3,693
Total liabilities	$—	$10,570	$—	$10,570

	Fair Value Measurements at December 31, 2019 Using
	Quoted Prices in	Significant Other	Significant
	Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$18,509	$—	$18,509
Interest rate derivatives	—	595	—	595
Total assets	$—	$19,104	$—	$19,104

Liabilities:
Commodity derivatives	$—	$6,861	$—	$6,861
Interest rate derivatives	—	558	—	558
Total liabilities	$—	$7,419	$—	$7,419

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

•	No impairment expense for the three months ended June 30, 2020 was recognized.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•

For the six months ended June 30, 2020, we recognized $405.7 million of impairment expense on our proved oil and natural gas properties. These impairments related to certain properties located in East Texas, the Rockies and offshore Southern California. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable primarily as a result of declining commodity prices. The impairments were due to a decline in the value of estimated proved reserves based on declining commodity prices.

•	No impairment expense was recognized during the three and six months ended June 30, 2019.

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

Certain inherent business risks are associated with commodity derivative contracts, including market risk and credit risk. Market risk is the risk that the price of natural gas or oil will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the counterparty to a contract. It is our policy to enter into derivative contracts, only with creditworthy counterparties, which generally are financial institutions, deemed by management as competent and competitive market makers. Some of the lenders, or certain of their affiliates, under our previous and current credit agreements are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with creditworthy counterparties that are generally large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. We have also entered into International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. Had all counterparties failed completely to perform according to the terms of the existing contracts, we would have had the right to offset $39.9 million against amounts outstanding under our Revolving Credit Facility at June 30, 2020, reducing our maximum credit exposure to approximately $0.3 million, all of which was with one counterparty. See Note 8 for additional information regarding our Revolving Credit Facility.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2020, we had the following open commodity positions:

	Remaining
	2020	2021	2022
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (MMBtu)	1,450,000	925,000	500,000
Weighted-average fixed price	$2.26	$2.49	$2.45

Collar contracts:
Two-way collars
Average monthly volume (MMBtu)	420,000	925,000	200,000
Weighted-average floor price	$2.60	$2.10	$2.10
Weighted-average ceiling price	$2.88	$3.28	$2.99

Natural Gas Basis Swaps:
PEPL basis swaps:
Average monthly volume (MMBtu)	600,000	500,000	—
Weighted-average spread	$(0.46)	$(0.40)	$—

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (Bbls)	199,300	33,750	30,000
Weighted-average fixed price	$57.41	$56.57	$55.32

Collar contracts:
Two-way collars
Average monthly volume (Bbls)	14,300	—	—
Weighted-average floor price	$55.00	$—	$—
Weighted-average ceiling price	$62.10	$—	$—

Three-way collars
Average monthly volume (Bbls)	30,500	—	—
Weighted-average ceiling price	$65.75	$—	$—
Weighted-average floor price	$50.00	$—	$—
Weighted-average sub-floor price	$40.00	$—	$—

NGL Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (Bbls)	111,450	22,800	—
Weighted-average fixed price	$21.99	$24.25	$—

Interest Rate Swaps

Periodically, we enter into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates such as those in our Credit Agreement to fixed interest rates. At June 30, 2020, we had the following interest rate swap open positions:

	Remaining
	2020	2021	2022
Average Monthly Notional (in thousands)	$125,000	$125,000	$75,000
Weighted-average fixed rate	1.612%	1.612%	1.281%
Floating rate	1 Month LIBOR	1 Month LIBOR	1 Month LIBOR

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at June 30, 2020 and December 31, 2019. There was no cash collateral received or pledged associated with our derivative instruments since most of the counterparties, or certain of their affiliates, to our derivative contracts are lenders under our Revolving Credit Facility.

		Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
		June 30,	June 30,	December 31,	December 31,
Type	Balance Sheet Location	2020	2020	2019	2019
		(In thousands)
Commodity contracts	Short-term derivative instruments	$38,035	$4,744	$11,518	$5,887
Interest rate swaps	Short-term derivative instruments	—	1,860	248	253
Gross fair value		38,035	6,604	11,766	6,140
Netting arrangements		(5,819)	(5,819)	(5,887)	(5,887)
Net recorded fair value	Short-term derivative instruments	$32,216	$785	$5,879	$253

Commodity contracts	Long-term derivative instruments	$11,267	$2,133	$6,990	$973
Interest rate swaps	Long-term derivative instruments	—	1,833	347	305
Gross fair value		11,267	3,966	7,337	1,278
Netting arrangements		(2,133)	(2,133)	(973)	(973)
Net recorded fair value	Long-term derivative instruments	$9,134	$1,833	$6,364	$305

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

		For the Three Months Ended		For the Six Months Ended
	Statements of	June 30,		June 30,
	Operations Location	2020	2019	2020	2019
Commodity derivative contracts	(Gain) loss on commodity derivatives	$19,165	$(22,993)	$(88,548)	$9,494
(Gain) loss on interest rate derivatives	Interest expense, net	438	627	4,054	534

Note 7. Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the Company’s portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the six months ended June 30, 2020 (in thousands):

Asset retirement obligations at beginning of period	$91,089
Liabilities added from acquisition or drilling	50
Liabilities settled	—
Accretion expense	3,052
Revision of estimates	—
Asset retirement obligation at end of period	94,191
Less: Current portion	(623)
Asset retirement obligations - long-term portion	$93,568

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Long-Term Debt

The following table presents our consolidated debt obligations at the dates indicated:

	June 30,	December 31,
	2020	2019
	(In thousands)
Revolving Credit Facility (1)	$280,000	$285,000
Paycheck Protection Program loan (2)	5,516	—
Total debt	285,516	285,000
Current portion of long-term debt (3)	20,000	—
Long-term debt	$265,516	$285,000

(1)	The carrying amount of our Revolving Credit Facility approximates fair value because the interest rates are variable and reflective of market rates.
(2)	See below for additional information regarding the receipt of the paycheck protection program loan.
(3)	Reflects the current portion of the monthly reductions for the Revolving Credit Facility as described below regarding the Third Amendment (as defined below).

Revolving Credit Facility

Amplify Energy Operating LLC, our wholly owned subsidiary (“OLLC”), is a party to a reserve-based revolving credit facility (the “Revolving Credit Facility”), subject to a borrowing base of $285.0 million as of June 30, 2020, which is guaranteed by us and all of our current subsidiaries. The Revolving Credit Facility matures on November 2, 2023.

Our borrowing base under our Revolving Credit Facility is subject to redetermination on at least a semi-annual basis primarily based on a reserve engineering report with respect to our estimated natural gas, oil and NGL reserves, which takes into account the prevailing natural gas, oil and NGL prices at such time, as adjusted for the impact of our commodity derivative contracts.

As of June 30, 2020, we were in compliance with all the financial (current ratio and total leverage ratio) and other covenants associated with our Revolving Credit Facility.

Borrowing Base Redetermination

On June 12, 2020, the Company entered into the Borrowing Base Redetermination Agreement and Third Amendment to Credit Agreement, among the Borrower, Amplify Acquisitionco LLC, a Delaware limited liability company, the guarantors party thereto, the lenders party thereto and Bank of Montreal, as administrative agent (the “Third Amendment”). The Third Amendment amends the parties’ existing Credit Agreement, dated November 2, 2018, to among other things:

•

reduce the borrowing base under the Credit Agreement from $450.0 million to $285.0 million, with monthly reductions of $5.0 million thereafter until the borrowing base is reduced to $260.0 million, effective November 1, 2020;

•	increase the amount of first priority liens on all assets from at least 85% to 90%;
•	suspend certain financial covenants for the quarter ended June 30, 2020;
•

amend the definition of “Consolidated EBITDAX” in the Credit Agreement to decrease the limit of cash and cash equivalents permitted from $30.0 million to $25.0 million and increase the limit of transaction-related expense add-backs from $5.0 million to $20.0 million;

•	increase the minimum hedging requirements to at least 30% -60% of our estimated production from total proved developed producing reserves;
•	incorporate a mandatory prepayment at times when cash and cash equivalents (as defined in the Credit Agreement) on hand exceed $25.0 million for five consecutive business days; and
•	amend certain other covenants and provisions.

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid, excluding commitment fees, on our consolidated variable-rate debt obligations for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revolving Credit Facility	3.12%	5.00%	3.55%	5.04%

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Letters of Credit

At June 30, 2020, we had no letters of credit outstanding.

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with our Revolving Credit Facility was $1.7 million at June 30, 2020. At June 30, 2020, the unamortized deferred financing costs are amortized over the remaining life of our Revolving Credit Facility. At June 30, 2020, we wrote-off $2.4 million of deferred financing costs in connection with the decrease in our borrowing base.

Paycheck Protection Program

On April 24, 2020, the Company received a $5.5 million loan under the Paycheck Protection Program (the “PPP Loan”). The Paycheck Protection Program was established as part of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to provide loans to qualifying businesses. The loans and accrued interest are potentially forgivable provided that the borrower uses the loan proceeds for eligible purposes. At this time, the Company anticipates that a substantial majority of the loan proceeds will be forgiven under the program. The term of the Company’s PPP Loan is two years with an annual interest rate of 1% and no payments of principal or interest due during the six-month period beginning on the date of the PPP Loan.

Note 9. Equity (Deficit)

Common Stock

The Company’s authorized capital stock includes 250,000,000 shares of common stock, $0.01 par value per share. The following is a summary of the changes in our common stock issued for the six months ended June 30, 2020:

Common
Shares
Balance, December 31, 2019	37,566,540
Issuance of common stock	—
Restricted stock units vested	64,751
Repurchase of common shares (1)	(18,377)
Balance, June 30, 2020	37,612,914

(1)	Represents the net settlement on vesting of restricted stock necessary to satisfy the minimum statutory tax withholding requirements.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash Dividend Payment

On March 3, 2020, our board of directors approved a dividend of $0.10 per share of outstanding common stock or $3.8 million in aggregate, which was paid on March 30, 2020, to stockholders of record at the close of business on March 16, 2020. The board of directors of the Company previously decided to suspend the quarterly dividend program until further notice. Under the terms of our Credit Agreement, dividends are restricted based upon certain leverage and liquidity covenants. Future dividends, if any, are subject to these debt covenants and discretionary approval by the board of directors.

Note 10. Earnings per Share

The following sets forth the calculation of earnings (loss) per share, or EPS, for the periods indicated (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net loss	$(41,336)	$18,641	$(408,535)	$(12,836)
Less: Net income allocated to participating restricted stockholders	—	728	—	—
Basic and diluted earnings available to common stockholders	$(41,336)	$17,913	$(408,535)	$(12,836)

Common shares/units:
Common shares outstanding — basic	37,595	22,267	37,582	22,233
Dilutive effect of potential common shares	—	—	—	—
Common shares outstanding — diluted	37,595	22,267	37,582	22,233

Net earnings per share:
Basic	$(1.10)	$0.80	$(10.87)	$(0.58)
Diluted	$(1.10)	$0.80	$(10.87)	$(0.58)
Antidilutive warrants (1)	2,174	2,174	2,174	2,174

(1)	Amount represents warrants to purchase common stock that are excluded from the diluted net earnings per share calculations because of their antidilutive effect.

Note 11. Long-Term Incentive Plans

In May 2017, Legacy Amplify implemented the Management Incentive Plan (the “Legacy Amplify MIP”). In connection with the closing of the Merger, on August 6, 2019, the Company assumed the Legacy Amplify MIP.

Restricted Stock Units

Restricted Stock Units with Service Vesting Condition

The restricted stock units with service vesting conditions (“TSUs”) are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a straight-line basis over the requisite service period and forfeitures are accounted for as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost associated with the TSUs was $0.5 million at June 30, 2020. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 1.7 years.

The following table summarizes information regarding the TSUs granted under the Legacy Amplify MIP for the period presented:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
TSUs outstanding at December 31, 2019	291,370	$5.18
Granted (2)	43,250	$3.10
Forfeited	(87,314)	$5.12
Vested	(57,492)	$5.12
TSUs outstanding at June 30, 2020	189,814	$4.75

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)	The aggregate grant date fair value of TSUs issued for the six months ended June 30, 2020 was $0.1 million based on a grant date market price of ranging from $0.54 to $6.61 per share.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units with Market and Service Vesting Conditions

The restricted stock units with market and service vesting conditions (“PSUs”) are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a graded-vesting basis. As such, the Company recognizes compensation cost over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards. The Company accounts for forfeitures as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost related to the PSUs was approximately $0.2 million at June 30, 2020. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 1.6 years.

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

A Monte Carlo simulation was used in order to determine the fair value of these awards at the grant date.

The assumptions used to estimate the fair value of the PSUs are as follows:

Share price targets	$12.50	$15.00	$17.50

Risk-free interest rate:
Awards Issued on January 1, 2020	1.61%	1.61%	1.61%

Dividend yield	12.1%	12.1%	12.1%

Expected volatility:
Awards Issued on January 1, 2020	60.0%	60.0%	60.0%

Calculated fair value per PSU:
Awards Issued on January 1, 2020	$3.66	$2.98	$2.46

The following table summarizes information regarding the PSUs granted under the Legacy Amplify MIP for the period presented:
		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
PSUs outstanding at December 31, 2019	305,893	$2.15
Granted (2)	43,250	$3.03
Forfeited	(128,058)	$2.11
Vested	—	$—
PSUs outstanding at June 30, 2020	221,085	$2.35

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)	The aggregate grant date fair value of PSUs issued for the six months ended June 30, 2020 was $0.1 million based on a calculated fair value price ranging from $2.46 to $3.66 per share.

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

The restricted stock units with a service vesting condition (“Board RSUs”) are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a straight-line basis over the requisite service period and forfeitures are accounted for as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost associated with restricted stock unit awards was less than $0.1 million at June 30, 2020. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 1.8 years.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information regarding the Board RSUs granted under the Legacy Amplify Non-Employee Directors Compensation Plan for the period presented:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
Board RSUs outstanding at December 31, 2019	16,157	$5.12
Granted	—	$—
Forfeited	—	$—
Vested	(7,259)	$5.12
Board RSUs outstanding at June 30, 2020	8,898	$5.12

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

Compensation Expense

The following table summarizes the amount of recognized compensation expense associated with the Legacy Amplify MIP and Legacy Amplify Non-Employee Directors Compensation Plan, which are reflected in the accompanying Unaudited Condensed Statements of Consolidated Operations for the periods presented (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Equity classified awards
TSUs	$(6)	$532	$125	$1,202
PSUs	5	309	10	705
Board RSUs	2	50	40	162
	$1	$891	$175	$2,069

Note 12. Leases

For the quarter ended June 30, 2020, our leases qualify as operating leases and we did not have any existing or new leases qualifying as financing leases or variable leases. We have leases for office space and equipment in our corporate office and operating regions as well as vehicles, compressors and surface rentals related to our business operations. In addition, we have offshore Southern California pipeline right-of-way use agreements. Most of our leases, other than our corporate office lease, have an initial term and may be extended on a month-to-month basis after expiration of the initial term. Most of our leases can be terminated with 30-day prior written notice. The majority of our month-to-month leases are not included as a lease liability in our balance sheet under ASC 842 because continuation of the lease is not reasonably certain. Additionally, the Company elected the short-term practical expedient to exclude leases with a term of twelve months or less.

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

For the six months ended June 30, 2020 and 2019, we recognized approximately $1.2 million and $1.0 million, respectively, of costs relating to the operating leases in the Unaudited Condensed Statement of Operations.

Supplemental cash flow information related to the Company’s lease liabilities are included in the table below:

	For the Six Months Ended
	June 30,
	2020	2019
	(In thousands)
Non-cash amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$877	$5,096

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s right-of-use assets and lease liabilities for the period presented:

	June 30,	December 31,
	2020	2019
	(In thousands)
Right-of-use asset	$3,528	$4,406

Lease liabilities:
Current lease liability	2,205	1,712
Long-term lease liability	1,350	2,720
Total lease liability	$3,555	$4,432

The following table reflects the Company’s maturity analysis of the minimum lease payment obligations under non-cancelable operating leases with a remaining term in excess of one year (in thousands):

	Office leases	Leased vehicles and office equipment	Total
Remaining in 2020	$808	$353	$1,161
2021	1,287	536	1,823
2022	478	208	686
2023 and thereafter	—	25	25
Total lease payments	2,573	1,122	3,695
Less: interest	105	35	140
Present value of lease liabilities	$2,468	$1,087	$3,555

The weighted average remaining lease terms and discount rate for all of our operating leases for the period presented:

	June 30,
	2020	2019
Weighted average remaining lease term (years):
Office leases	1.10	1.91
Vehicles	0.53	0.49
Office equipment	0.06	0.10
Weighted average discount rate:
Office leases	3.49%	3.72%
Vehicles	0.94%	0.77%
Office equipment	0.17%	0.19%

Note 13. Supplemental Disclosures to the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Cash Flows

Accrued Liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	June 30,	December 31,
	2020	2019
Accrued lease operating expense	$8,680	$11,794
Accrued capital expenditures	1,541	5,515
Accrued general and administrative expense	3,111	3,126
Operating lease liability	2,205	1,712
Accrued ad valorem tax	1,566	520
Asset retirement obligations	623	623
Accrued interest payable	30	36
Other	81	32
Accrued liabilities	$17,837	$23,358

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents Reconciliation

The following table provides a reconciliation of cash and cash equivalents on the Unaudited Condensed Consolidated Balance Sheet to cash, cash equivalents and restricted cash on the Unaudited Condensed Statements of Consolidated Cash Flows (in thousands):

	June 30,	December 31,
	2020	2019
Cash and cash equivalents	$13,202	$—
Restricted cash	—	325
Total cash, cash equivalents and restricted cash	$13,202	$325

Unproved Property

We recognized $49.3 million of impairment expense on unproved properties for the six months ended June 30, 2020, which was related to expiring leases and the evaluation of qualitative and quantitative factors related to the current decline in commodity prices. No impairment expense was recorded for unproved properties for the six months ended June 30, 2019.

Supplemental Cash Flows

Supplemental cash flows for the periods presented (in thousands):

	For the Six Months Ended
	June 30,
	2020	2019
Supplemental cash flows:
Cash paid for interest, net of amounts capitalized	$5,380	$5,861
Cash paid for reorganization items, net	351	650
Cash paid for taxes	85	—

Noncash investing and financing activities:
Change in capital expenditures in payables and accrued liabilities	(3,618)	(5,034)

Note 14. Related Party Transactions

Related Party Agreements

There have been no transactions in excess of $120,000 between us and any related person in which the related person had a direct or indirect material interest for the three and six months ended June 30, 2020 and 2019, respectively.

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

At June 30, 2020 and December 31, 2019, we had no environmental reserves recorded on our Unaudited Condensed Consolidated Balance Sheet.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Minimum Volume Commitment

The Company is party to a gas purchase, gathering and processing contract in Oklahoma, which includes certain minimum NGL commitments. To the extent the Company does not deliver natural gas volumes in sufficient quantities to generate, when processed, the minimum levels of recovered NGLs, it would be required to reimburse the counterparty an amount equal to the sum of the monthly shortfall, if any, multiplied by a fee. The Company is not meeting the minimum volume required under these contractual provisions. The commitment fee expense for the six months ended June 30, 2020, was approximately $0.6 million.

The Company is party to a gas purchase, gathering and processing contract in East Texas, which includes certain minimum NGL commitments. The Company anticipates that a shortfall will occur for the year-end 2020 and has established an accrual for the commitment fee expense of $0.8 million for the six months ended June 30, 2020.

Supplemental Bond for Decommissioning Liabilities Trust Agreement

Beta Operating Company, LLC, has an obligation with the BOEM in connection with its 2009 acquisition of our properties in federal waters offshore Southern California. The Company supports this obligation with $161.3 million of A-rated surety bonds and $0.3 million of cash.

Note 16. Income Taxes

The Company had less than ($0.1) million in income tax benefit/(expense) for the three and six months ended June 30, 2020, respectively, no income tax for the three months ended June 30, 2019 and less than $0.1 million income tax benefit/(expense) for the six months ended June 30, 2019. The Company’s effective tax rate was 0.2% and 0.0% for the three and six months ended June 30, 2020, respectively, and 0.0% and 0.4% for the three and six months ended June 30, 2019, respectively. The effective tax rates for the three and six months ended June 30, 2020 and 2019 are different from the statutory U.S. federal income tax rate primarily due to our recorded valuation allowances.

In March 2020, the President of the United States signed the CARES Act, to stabilize the economy during the coronavirus pandemic. The CARES Act temporarily suspends and modifies certain tax laws established by the 2017 tax reform law known as the Tax Cuts and Jobs Act, including, but not limited to, modifications to net operating loss limitations, business interest limitations and alternative minimum tax. The CARES Act did not have a material impact on the Company’s current year tax provision.

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

In addition, oil prices severely declined following unsuccessful negotiations between members of OPEC and certain nonmembers, including Russia, to implement production cuts in an effort to decrease the global oversupply and to rebalance supply and demand due to the ongoing COVID-19 pandemic. In April 2020, members of OPEC and Russia agreed to temporary production reductions, but uncertainty about whether such production cuts and/or the duration of such reductions will be sufficient to rebalance supply and demand remains and may continue for the foreseeable future. We anticipate further market and commodity price volatility for the remainder of 2020 as a result of the events described above.

The reductions in commodity prices have resulted in lower levels of cash flow from operating activities. In addition, the borrowing base under our Revolving Credit Facility is subject to redetermination on at least a semi-annual basis primarily based on an engineering report with respect to our estimated oil, NGL and natural gas reserves, which will take into account the prevailing oil, NGL and natural gas prices at such time, adjusted for the impact of our commodity derivative contracts. Severely reduced commodity prices contributed to a reduction in our borrowing base during the Spring 2020 determination process, and continued low prices may adversely impact subsequent redeterminations. The reduction in commodity prices has directly led to an impairment of our oil and natural gas properties. There may be further impairments in future periods if commodity prices remain depressed.

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

Recent Developments

Beta Royalty Relief

On, June 24, 2020, the Bureau of Safety and Environmental Enforcement (“BSEE”) informed the Company that it had been approved for the Special Case Royalty Relief for the Company’s interests in three Pacific Outer Continental Shelf blocks (P-300, P-0301, and P-0306), referred to as the Beta unit in the Beta Field located in federal waters approximately 11 miles offshore from the Port of Long Beach, California. The royalty relief was effective beginning July 1, 2020 for the Beta leases. On the Company’s two primary producing leases, the royalty rate was reduced from 25% to 12.5%, and on the third lease, the royalty rate was reduced from 16.67% to 8.33%.

The royalty relief rates will be suspended in months in which the weighted average NYMEX oil and Henry Hub gas price exceeds $66.19 per BOE which represents a 25% premium to the average realized price recognized by the Company during the qualification period. The royalty relief would end in the event that the Company generates no benefit from the royalty relief rates due to either higher production or realized pricing for 12 consecutive months.

Cure of Non-Compliance with NYSE Continued Listing Standards

On June 2, 2020, the Company received written notification from the NYSE that the Company regained compliance with the NYSE’s continued listing standards. The Company regained compliance after its average closing price for the 30 trading-day period ended May 29, 2020 and its closing price on May 29, 2020 both exceeded $1.00 per share. The “.BC” indicator has been removed from the Company’s common shares, and the Company was removed from the NYSE list of non-compliant issuers.

Departure of Director

On June 22, 2020, Scott L. Hoffman notified the Company of his intent to resign from the board of directors of the Company, effective June 23, 2020. Mr. Hoffman served as a member and Chairman of the Nominating and Governance Committee of the board of directors. There were no known disagreements between Mr. Hoffman and the Company which led to Mr. Hoffman’s resignation from the board of directors. On June 23, 2020, Christopher W. Hamm, a current member of the board of directors, was appointed to serve as a member and Chairman of the Nominating and Governance Committee of the board of directors.

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

Business Environment and Operational Focus

We use a variety of financial and operational metrics to assess the performance of our oil and natural gas operations, including: (i) production volumes; (ii) realized prices on the sale of our production; (iii) cash settlements on our commodity derivatives; (iv) lease operating expense; (v) gathering, processing and transportation; (vi) general and administrative expense; and (vii) Adjusted EBITDA (as defined below).

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

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates is included in the Amplify Form 10-K. Significant estimates include, but are not limited to, oil and natural gas reserves; depreciation, depletion and amortization of proved oil and natural gas properties; future cash flows from oil and natural gas properties; impairment of long-lived assets; fair value of derivatives; fair value of equity compensation; fair values of assets acquired and liabilities assumed in business combinations and asset retirement obligations. These estimates, in our opinion, are subjective in nature, require the use of professional judgment and involve complex analysis.

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

Results of Operations

The results of operations for the three and six months ended June 30, 2020 and 2019 have been derived from our consolidated financial statements. The following table summarizes certain of the results of operations for the periods indicated.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	($ In thousands)
Oil and natural gas sales	$34,888	$59,485	$92,675	$124,552
Lease operating expense	27,828	26,292	63,551	55,202
Gathering, processing and transportation	4,689	4,391	9,742	9,048
Taxes other than income	2,195	3,464	6,181	7,873
Depreciation, depletion and amortization	7,623	12,913	23,179	24,079
Impairment expense	—	—	455,031	—
General and administrative expense	6,755	10,566	15,108	19,874
Accretion of asset retirement obligations	1,539	1,332	3,052	2,643
(Gain) loss on commodity derivative instruments	19,165	(22,993)	(88,548)	9,494
Interest expense, net	(6,209)	(4,422)	(13,856)	(8,511)
Reorganization items, net	(166)	(464)	(352)	(651)
Income tax benefit (expense)	(85)	—	(85)	50
Net income (loss)	(41,336)	18,641	(408,535)	(12,836)

Oil and natural gas revenue:
Oil sales	$22,963	$41,685	$64,814	$81,742
NGL sales	3,343	5,336	8,465	11,201
Natural gas sales	8,582	12,464	19,396	31,609
Total oil and natural gas revenue	$34,888	$59,485	$92,675	$124,552

Production volumes:
Oil (MBbls)	945	696	1,927	1,448
NGLs (MBbls)	435	258	889	524
Natural gas (MMcf)	6,857	5,803	14,443	11,293
Total (MBoe)	2,523	1,921	5,223	3,854
Average net production (MBoe/d)	27.7	21.1	28.7	21.3

Average sales price:
Oil (per Bbl)	$24.30	$59.85	$33.64	$56.44
NGL (per Bbl)	7.68	20.65	9.52	21.38
Natural gas (per Mcf)	1.25	2.15	1.34	2.80
Total (per Boe)	$13.83	$30.95	$17.74	$32.32

Average unit costs per Boe:
Lease operating expense	$11.03	$13.69	$12.17	$14.32
Gathering, processing and transportation	1.86	2.29	1.87	2.35
Taxes other than income	0.87	1.80	1.18	2.04
General and administrative expense	2.68	5.50	2.89	5.16
Depletion, depreciation and amortization	3.02	6.72	4.44	6.25

For the three months ended June 30, 2020 compared to the three months ended June 30, 2019

Net loss of $41.3 million and net income of $18.6 million were recorded for the three months ended June 30, 2020 and 2019, respectively.

Oil, natural gas and NGL revenues were $34.9 million and $59.5 million for the three months ended June 30, 2020 and 2019, respectively. Average net production volumes were approximately 27.7 MBoe/d and 21.1 MBoe/d for the three months ended June 30, 2020 and 2019, respectively. The increase in production volumes was primarily due to the Merger. The average realized sales price was $13.83 per Boe and $30.95 per Boe for the three months ended June 30, 2020 and 2019, respectively. The decrease in average realized sales price is primarily due to decrease in commodity prices. The overall decrease in revenue is due to a decline in well activity and a decrease in commodity pricing offset by additional volumes related to the Merger.

Lease operating expense was $27.8 million and $26.3 million for the three months ended June 30, 2020 and 2019, respectively. The change in lease operating expense was primarily related to the Merger. On a per Boe basis, lease operating expense was $11.03 and $13.69 for the three months ended June 30, 2020 and 2019, respectively. The change on a per Boe basis is related to decreased drilling activities, cost savings initiatives implemented during the quarter and an increase in production due to the Merger.

Gathering, processing and transportation was $4.7 million and $4.4 million for the three months ended June 30, 2020 and 2019, respectively. The increase in gathering, processing and transportation was primarily driven by the Merger. On a per Boe basis, gathering, processing and transportation was $1.86 and $2.29 for the three months ended June 30, 2020 and 2019, respectively. The change on a per Boe basis was primarily due to increased production related to the Merger.

Taxes other than income was $2.2 million and $3.5 million for the three months ended June 30, 2020 and 2019, respectively. On a per Boe basis, taxes other than income were $0.87 and $1.80 for the three months ended June 30, 2020 and 2019, respectively. The change in taxes other than income on a per Boe basis was primarily due to a decrease in commodity prices.

Depreciation, depletion and amortization (“DD&A expense”) was $7.6 million and $12.9 million for the three months ended June 30, 2020 and 2019, respectively. The change in DD&A expense is primarily due to the first quarter 2020 impairment which reduced depletable oil and gas property. The decrease was also impacted by the Merger and lower production.

General and administrative expense was $6.8 million and $10.6 million for the three months ended June 30, 2020 and 2019, respectively. The change in general and administrative expense is primarily related to a decrease in acquisition expense of $3.4 million and a decrease in stock compensation expense of $0.9 million due to the revaluation of post-merger expense.

Net losses on commodity derivative instruments of $19.2 million were recognized for the three months ended June 30, 2020, consisting of $64.4 million decrease in the fair value of open positions offset by $27.3 million of cash settlements received on expired positions and $18.0 million of cash settlements received on terminated positions. Net gains on commodity derivative instruments of $23.0 million were recognized for the three months ended June 30, 2019, consisting of $23.6 million increase in fair value of open positions and offset by $0.6 million of cash settlements paid on expired positions.

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

Interest expense, net was $6.2 million and $4.4 million for the three months ended June 30, 2020 and 2019, respectively. Interest expense included a $2.7 million and $0.3 million in the amortization and write-off of deferred financing fees for the three months ended June 30, 2020 and 2019, respectively. Losses incurred on interest rate swaps was approximately $0.4 million and $0.6 million for the three months ended June 30, 2020 and 2019, respectively.

Average outstanding borrowings under our Revolving Credit Facility were $287.5 million and $259.3 million for the three months ended June 30, 2020 and 2019, respectively.

For the six months ended June 30, 2020 compared to the six months ended June 30, 2019

Net losses of $408.5 million and $12.8 million were recorded for the six months ended June 30, 2020 and 2019, respectively.

Oil, natural gas and NGL revenues were $92.7 million and $124.6 million for the six months ended June 30, 2020 and 2019, respectively. Average net production volumes were approximately 28.7 MBoe/d and 21.3 MBoe/d for the six months ended June 30, 2020 and 2019, respectively. The change in production volumes was primarily due to the Merger offset with the natural decline of wells and decreased drilling activity. The average realized sales price was $17.74 per Boe and $32.32 per Boe for the six months ended June 30, 2020 and 2019, respectively. The decrease in average realized sales price is primarily due to decrease in commodity prices. The overall decrease in revenue is due to a decline in well activity and a decrease in commodity pricing offset by additional volumes related to the Merger.

Lease operating expense was $63.6 million and $55.2 million for the six months ended June 30, 2020 and 2019, respectively. The change in lease operating expense was primarily related to the Merger. On a per Boe basis, lease operating expense was $12.17 and $14.32 for the six months ended June 30, 2020 and 2019, respectively. The change on a per Boe basis is related to decreased drilling activities, cost savings initiatives implemented during the quarter and an increase in production due to the Merger.

Gathering, processing and transportation was $9.7 million and $9.0 million for the six months ended June 30, 2020 and 2019, respectively. The increase in gathering, processing and transportation was primarily driven by the Merger. On a per Boe basis, gathering, processing and transportation was $1.87 and $2.35 for the six months ended June 30, 2020 and 2019, respectively. The change on a per Boe basis was primarily due to increased production related to the Merger.

Taxes other than income was $6.2 million and $7.9 million for the six months ended June 30, 2020 and 2019, respectively. On a per Boe basis, taxes other than income were $1.18 and $2.04 for the six months ended June 30, 2020 and 2019, respectively. The change in taxes other than income on a per Boe basis was primarily due to a decrease in commodity prices.

DD&A expense was $23.2 million and $24.1 million for the six months ended June 30, 2020 and 2019, respectively. The change in DD&A expense was primarily due to the first quarter impairment which reduced depletable oil and gas property.

Impairment expense was $455.0 million for the six months ended June 30, 2020. We recognized $405.7 million of impairment expense on proved properties. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable primarily as a result of declining commodity prices. We recognized $49.3 million of impairment expense on unproved properties, which was related to expiring leases and the evaluation of qualitative and quantitative factors related to the current decline in commodity prices. No impairment expense was recorded for the six months ended June 30, 2019.

General and administrative expense was $15.1 million and $19.9 million for the six months ended June 30, 2020 and 2019, respectively. The change in general and administrative expense is primarily related to a decrease of $3.3 million in acquisition costs and a decrease of stock compensation expense of $1.9 million.

Net gains on commodity derivative instruments of $88.5 million were recognized for the six months ended June 30, 2020, consisting of $30.8 million increase in the fair value of open positions, $39.8 million of cash settlements paid on expired positions and $18.0 million of cash settlements received on terminated positions. Net losses on commodity derivative instruments of $9.5 million were recognized for the six months ended June 30, 2019, consisting of $7.6 million decrease in the fair value of open positions and $1.9 million of cash settlement receipts on expired positions.

Interest expense, net was $13.9 million and $8.5 million for the six months ended June 30, 2020 and 2019, respectively. The change in interest expense is primarily due to a $1.5 million reduction in interest expense due to lower outstanding borrowings for the six months ended June 30, 2020. The Company had $3.0 million and $0.6 million in amortization and write-off of deferred financing fees for the six months ended June 30, 2020 and 2019, respectively. In addition we had losses on interest rate swaps of approximately $4.1 million and $0.5 million for the six months ended June 30, 2020 and 2019 respectively.

Average outstanding borrowings under our Revolving Credit Facility were $291.3 million and $268.6 million for the six months ended June 30, 2020 and 2019, respectively.

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

Reconciliation of Adjusted EBITDA to Net Income (Loss)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
Net loss	$(41,336)	$18,641	$(408,535)	$(12,836)
Interest expense, net	6,209	4,422	13,856	8,511
Income tax expense (benefit)	85	—	85	(50)
DD&A	7,623	12,913	23,179	24,079
Impairment expense	—	—	455,031	—
Accretion of AROs	1,539	1,332	3,052	2,643
(Gains) losses on commodity derivative instruments	19,165	(22,993)	(88,548)	9,494
Cash settlements received (paid) on expired commodity derivative instruments	27,295	(631)	39,795	(1,908)
Acquisition and divestiture related expenses	44	3,458	525	3,822
Share-based compensation expense	371	1,375	(540)	3,311
Exploration costs	3	6	19	21
(Gain) loss on settlement of AROs	—	34	—	177
Bad debt expense	141	—	251	101
Reorganization items, net	166	464	352	651
Severance payments	10	50	29	89
Adjusted EBITDA	$21,315	$19,071	$38,551	$38,105

Reconciliation of Adjusted EBITDA to Net Cash from Operating Activities

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
Net cash provided by operating activities	$29,900	$22,499	$42,989	$33,299
Changes in working capital	5,766	(10,862)	5,311	(7,856)
Interest expense, net	6,209	4,422	13,856	8,511
Gain (loss) on interest rate swaps	(438)	(578)	(4,055)	(484)
Cash settlements paid (received) on interest rate swaps	346	(45)	324	(45)
Cash settlements paid (received) on terminated derivatives	(17,977)	—	(17,977)	—
Amortization and write-off of deferred financing fees	(2,690)	(266)	(2,999)	(574)
Acquisition and divestiture related expenses	44	3,458	525	3,822
Income tax expense (benefit) - current portion	85	—	85	(50)
Exploration costs	3	6	19	21
Plugging and abandonment cost	—	77	—	382
Reorganization items, net	166	464	352	651
Severance payments	10	50	29	89
Other	(109)	(154)	92	339
Adjusted EBITDA	$21,315	$19,071	$38,551	$38,105

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

Hedging. Commodity hedging has been and remains an important part of our strategy to reduce cash flow volatility. Our hedging activities are intended to support oil, NGL, and natural gas prices at targeted levels and to manage our exposure to commodity price fluctuations. We intend to enter into commodity derivative contracts at times and on terms desired to maintain a portfolio of commodity derivative contracts covering at least 30% - 60% of our estimated production from total proved developed producing reserves over a one-to-three year period at any given point of time to satisfy the hedging covenants in our Revolving Credit Facility and pursuant to our internal policies. We may, however, from time to time, hedge more or less than this approximate amount. Additionally, we may take advantage of opportunities to modify our commodity derivative portfolio to change the percentage of our hedged production volumes when circumstances suggest that it is prudent to do so. The current market conditions may also impact our ability to enter into future commodity derivative contracts. For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of June 30, 2020, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Counterparty and Customer Credit Risk.”

We evaluate counterparty risks related to our commodity derivative contracts and trade credit. Should any of these financial counterparties not perform, we may not realize the benefit of some of our hedges under lower commodity prices. We sell our oil and natural gas to a variety of purchasers. Non-performance by a customer could also result in losses.

Capital Expenditures. Our total capital expenditures were approximately $22.2 million for the six months ended June 30, 2020, which were primarily related to capital workovers and facilities located in Oklahoma and California and non-operated drilling activities in South Texas.

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

As of June 30, 2020, we had working capital of $18.0 million primarily due to being in a receivable position with our short-term derivatives of $32.2 million, accounts receivable of $27.1 million, cash of $13.2 million and prepaid expenses of $12.2 million, offset by revenues payable of $22.5 million, current portion of long-term debt of $20.0 million, accrued liabilities of $17.8 million, and accounts payable of $5.6 million.

Debt Agreements

Revolving Credit Facility. On November 2, 2018, OLLC as borrower, entered into the Revolving Credit Facility (as amended and supplemented to date) with Bank of Montreal, as administrative agent. At June 30, 2020, our borrowing base under our Revolving Credit Facility was subject to redetermination on at least a semi-annual basis primarily based on a reserve engineering report with respect to our estimated natural gas, oil and NGL reserves, which takes into account the prevailing natural gas, oil and NGL prices at such time, as adjusted for the impact of our commodity derivative contracts.

On June 12, 2020, the Company entered into the Third Amendment; which, among other things, decreased the borrowing base from $450.0 million to $285.0 million, with monthly reductions of $5.0 million thereafter until the borrowing base is reduced to $260.0 million, effective November 1, 2020. The borrowing base as of June 30, 2020, was $285.0 million.

As of June 30, 2020, we were in compliance with all the financial (current ratio and total leverage ratio) and other covenants associated with our Revolving Credit Facility.

As of June 30, 2020, we had approximately $5.0 million of available borrowings under our Revolving Credit Facility. See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information regarding our Revolving Credit Facility.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for the six months ended June 30, 2020 and 2019, have been derived from our Unaudited Condensed Consolidated Financial Statements. For information regarding the individual components of our cash flow amounts, see the Unaudited Condensed Statements of Consolidated Cash Flows included under “Item 1. Financial Statements” of this quarterly report.

	For the Six Months Ended
	June 30,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$42,989	$33,299
Net cash provided by (used in) investing activities	(26,842)	56,425
Net cash used in financing activities	(3,270)	(120,726)

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net cash provided by operating activities was $43.0 million and $33.3 million for the six months ended June 30, 2020 and 2019, respectively. Production volumes were approximately 28.7 MBoe/d and 21.3 MBoe/d for the six months ended June 30, 2020 and 2019, respectively. The average realized sales prices were $17.74 per Boe and $32.32 per Boe for the six months ended June 30, 2020 and 2019, respectively. Lease operating expenses were $63.6 million and $55.2 million for the six months ended June 30, 2020 and 2019, respectively. Gathering, processing and transportation was $9.7 million and $9.0 million for the six months ended June 30, 2020 and 2019, respectively.

Net cash provided by operating activities for the six months ended June 30, 2020 included $39.8 million of cash receipts on expired derivative instruments and $18.0 million of cash receipts on terminated derivative instruments compared to $1.9 million of cash paid on expired derivatives for the six months ended June 30, 2019. For the six months ended June 30, 2020, we had net gains on derivative instruments of $88.5 million compared to a net loss of $9.5 million for the six months ended June 30, 2019.

Investing Activities. Net cash provided by investing activities for the six months ended June 30, 2020 was $26.8 million, of which $26.1 million was used for additions to oil and natural gas properties. Net cash used in investing activities for the six months ended June 30, 2019 was $56.4 million, of which $33.2 million was used for additions to oil and natural gas properties. Withdrawal of restricted investments was $90.0 million, which related to the Company receiving $90.0 million from the Beta decommissioning trust account for the six months ended June 30, 2019.

Financing Activities. The Company had net repayments of $5.0 million and $119.0 million for the six months ended June 30, 2020 and 2019, respectively, related to our Revolving Credit Facility. The Company received a $5.5 million loan under the Paycheck Protection Program on April 24, 2020.

On March 3, 2020, our board of directors declared a dividend of $0.10 per share on our outstanding common stock, which was paid on March 30, 2020 to stockholders of record at the close of business on March 16, 2020.

Contractual Obligations

During the six months ended June 30, 2020, there were no significant changes in our consolidated contractual obligations from those reported in the Amplify Form 10-K except for the Revolving Credit Facility borrowings and repayments and the receipt of the PPP Loan. See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

Off–Balance Sheet Arrangements

As of June 30, 2020, we had no off–balance sheet arrangements.

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

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of June 30, 2020, see Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements included “Item 1. Financial Statements” of this quarterly report.

Interest Rate Risk

Our risk management policy provides for the use of interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report for interest rate swap arrangements that were outstanding at June 30, 2020.

Counterparty and Customer Credit Risk

We are also subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. In addition, our derivative contracts may expose us to credit risk in the event of nonperformance by counterparties. Some of the lenders, or certain of their affiliates, under our previous and current credit agreements are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with counterparties that are large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. These agreements allow us to offset our asset position with our liability position in the event of default by the counterparty. We have also entered into ISDA Agreements with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. Had all counterparties failed completely to perform according to the terms of the existing contracts, we would have had the right to offset $39.9 million against amounts outstanding under our Revolving Credit Facility at June 30, 2020, reducing our maximum credit exposure to approximately $0.3 million, all of which was with one counterparty.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) and under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

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

In addition, in March 2020, oil prices severely declined following unsuccessful negotiations between members of OPEC and certain nonmembers, including Russia, to implement production cuts in an effort to decrease the global oversupply and to rebalance supply and demand due to the ongoing COVID-19 pandemic. In April 2020, members of OPEC and Russia agreed to temporary production reductions, but uncertainty about whether such production cuts and/or the duration of such reductions will be sufficient to rebalance supply and demand remains and may continue for the foreseeable future. We anticipate further market and commodity price volatility for the remainder of 2020 as a result of the events described above.

To the extent that the outbreak of COVID-19 continues to negatively impact demand and OPEC members and other oil exporting nations fail to take actions aimed at supporting and stabilizing commodity prices, we expect there to be excess supply of oil and natural gas for a sustained period. This excess supply could, in turn, result in transportation and storage capacity constraints, as well as shut-ins and production curtailment in the United States. If, in the future, our transportation and/or storage capacity becomes constrained, we may be required to shut-in wells or curtail production, which may adversely affect our business, financial condition and results of operations.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes our repurchase activity during the three months ended June 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
				(In thousands)
Common Shares Repurchased (1)
April 1, 2020 - April 30, 2020	1,020	$0.54	—	n/a
May 1, 2020 - May 31, 2020	10,279	$1.29	—	n/a
June 1, 2020 - June 30, 2020	3,737	$1.12	—	n/a

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

10.1	—

Borrowing Base Redetermination Agreement and Third Amendment to Credit Agreement, dated June 12, 2020, by and among Amplify Energy Operating LLC, Amplify Acquisitionco, Inc., the guarantors party thereto, Bank of Montreal, as administrative agent, and the other lenders and agents from time to time party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-35512) filed on June 15, 2020).

31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	—	Inline XBRL Instance Document

101.SCH*	—	Inline XBRL Schema Document

101.CAL*	—	Inline XBRL Calculation Linkbase Document

101.DEF*	—	Inline XBRL Definition Linkbase Document

Exhibit Number		Description
101.LAB*	—	Inline XBRL Labels Linkbase Document

101.PRE*	—	Inline XBRL Presentation Linkbase Document

104*	—	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed as an exhibit to this Quarterly Report on Form 10-Q.
**	Furnished as an exhibit to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amplify Energy Corp.
(Registrant)

Date: August 5, 2020	By:	/s/ Martyn Willsher
	Name:	Martyn Willsher
	Title:	Interim Chief Executive Officer, Senior Vice President and Chief Financial Officer

Date: August 5, 2020	By:	/s/ Denise DuBard
	Name:	Denise DuBard
	Title:	Vice President and Chief Accounting Officer