Form 10-Q
period 2020-09-30
Amplify Energy Corp.
filed 2020-11-05
CIK 1533924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 30, 2020, the registrant had 37,656,451 outstanding shares of common stock, $0.01 par value outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD–LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

•	business strategies;
•	acquisition and disposition strategy;
•	cash flows and liquidity;
•	financial strategy;
•	ability to replace the reserves we produce through drilling;
•	drilling locations;
•	oil and natural gas reserves;
•	technology;
•	realized oil, natural gas and NGL prices;
•	production volumes;
•	lease operating expense;
•	gathering, processing, and transportation;
•	general and administrative expense;
•	future operating results;
•	ability to procure drilling and production equipment;
•	ability to procure oil field labor;
•	planned capital expenditures and the availability of capital resources to fund capital expenditures;
•	ability to access capital markets;
•	marketing of oil, natural gas and NGLs;
•	risks relating to transportation and storage capacity constraints;
•	risks relating to production curtailment;
•	a sustained decrease or further decline in the demand for oil and natural gas;
•	acts of God, fires, earthquakes, storms, floods, other adverse weather conditions, war, acts of terrorism, military operations, or national emergency;
•	the occurrence or threat of epidemic or pandemic diseases, such as the ongoing novel coronavirus (“COVID-19”) pandemic, or any government response to such occurrence or threat;
•	expectations regarding general economic conditions;
•	competition in the oil and natural gas industry;
•	effectiveness of risk management activities;
•	environmental liabilities;
•	counterparty credit risk;
•	expectations regarding governmental regulation and taxation;
•	expectations regarding developments in oil-producing and natural-gas producing countries; and
•	plans, objectives, expectations and intentions.

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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding shares)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$13,521	$—
Restricted cash	—	325
Accounts receivable, net	26,907	33,145
Short-term derivative instruments	9,916	5,879
Prepaid expenses and other current assets	12,158	13,238
Total current assets	62,502	52,587
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	772,773	797,005
Support equipment and facilities	142,274	140,023
Other	8,873	8,045
Accumulated depreciation, depletion and impairment	(578,187)	(141,350)
Property and equipment, net	345,733	803,723
Long-term derivative instruments	3,014	6,364
Restricted investments	4,622	4,622
Operating lease - long term right-of-use asset	3,055	4,406
Other long-term assets	2,768	5,837
Total assets	$421,694	$877,539

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,344	$8,310
Revenues payable	24,194	29,167
Accrued liabilities (see Note 13)	19,063	23,358
Short-term derivative instruments	786	253
Current portion of long-term debt (see Note 8)	5,000	—
Total current liabilities	51,387	61,088
Long-term debt (see Note 8)	265,516	285,000
Asset retirement obligations	95,275	90,466
Long-term derivative instruments	1,350	305
Operating lease liability	853	2,720
Other long-term liabilities	3,277	3,753
Total liabilities	417,658	443,332
Commitments and contingencies (see Note 15)
Stockholders' equity:
Preferred stock, $0.01 par value: 50,000,000 shares authorized; no shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Warrants, 2,173,913 and 9,153,522 warrants issued and outstanding at September 30, 2020 and December 31, 2019, respectively	4,788	4,790
Common stock, $0.01 par value: 250,000,000 shares authorized; 37,627,566 and 37,566,540 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	209	209
Additional paid-in capital	424,236	424,399
Accumulated earnings	(425,197)	4,809
Total stockholders' equity	4,036	434,207
Total liabilities and equity	$421,694	$877,539

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Oil and natural gas sales	$52,488	$72,426	$145,163	$196,978
Other revenues	257	533	889	668
Total revenues	52,745	72,959	146,052	197,646

Costs and expenses:
Lease operating expense	27,639	32,977	91,190	88,179
Gathering, processing and transportation	5,256	4,459	14,998	13,507
Exploration	5	3	24	24
Taxes other than income	3,761	5,135	9,942	13,008
Depreciation, depletion and amortization	7,950	15,617	31,129	39,696
Impairment expense	—	—	455,031	—
General and administrative expense	6,443	27,034	21,551	46,908
Accretion of asset retirement obligations	1,565	1,428	4,617	4,071
(Gain) loss on commodity derivative instruments	14,352	(28,725)	(74,196)	(19,231)
Other, net	113	224	113	401
Total costs and expenses	67,084	58,152	554,399	186,563
Operating income (loss)	(14,339)	14,807	(408,347)	11,083
Other income (expense):
Interest expense, net	(3,362)	(5,276)	(17,218)	(13,787)
Loss on lease	—	(4,237)	—	(4,237)
Other income (expense)	196	(104)	(38)	(104)
Total other income (expense)	(3,166)	(9,617)	(17,256)	(18,128)
Income (loss) before reorganization items, net and income taxes	(17,505)	5,190	(425,603)	(7,045)
Reorganization items, net	(180)	(33)	(532)	(684)
Income tax benefit (expense)	—	—	(85)	50
Net income (loss)	(17,685)	5,157	(426,220)	(7,679)
Net (income) loss allocated to participating restricted stockholders	—	(128)	—	—
Net income (loss) attributable to common stockholders	$(17,685)	$5,029	$(426,220)	$(7,679)

Earnings per share: (See Note 10)
Basic and diluted earnings per share	$(0.47)	$0.15	$(11.34)	$(0.29)
Weighted average common shares outstanding:
Basic and diluted	37,626	33,707	37,596	26,093

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(In thousands)

	For the Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(426,220)	$(7,679)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	31,129	39,696
Impairment expense	455,031	—
(Gain) loss on derivative instruments	(70,162)	(18,897)
Cash settlements (paid) received on expired derivative instruments	53,076	2,315
Cash settlements (paid) received on terminated derivative instruments	17,977	—
Bad debt expense	470	266
Amortization and write-off of deferred financing costs	3,134	62
Accretion of asset retirement obligations	4,617	4,071
Share-based compensation (see Note 11)	(161)	4,073
Settlement of asset retirement obligations	(199)	(259)
Changes in operating assets and liabilities:
Accounts receivable	5,769	11,328
Prepaid expenses and other assets	1,080	(1,968)
Payables and accrued liabilities	(11,467)	(12,115)
Other	(476)	4,995
Net cash provided by operating activities	63,598	25,888
Cash flows from investing activities:
Cash acquired from the Merger	—	19,250
Additions to oil and gas properties	(31,234)	(63,004)
Additions to other property and equipment	(828)	788
Additions to restricted investments	—	(154)
Withdrawals of restricted investments	—	90,000
Proceeds from the sale of other property and equipment	—	31
Net cash provided by (used in) investing activities	(32,062)	46,911
Cash flows from financing activities:
Advances on revolving credit facilities	25,000	103,000
Payments on revolving credit facilities	(45,000)	(119,000)
Proceeds from the paycheck protection program	5,516	—
Repayment of Midstates revolving credit facility	—	(76,559)
Deferred financing costs	(65)	(832)
Dividends to stockholders	(3,786)	(8,189)
Common stock repurchased and retired under the share repurchase program	—	(13,251)
Costs incurred in conjunction with tender offer	—	(107)
Restricted units returned to plan	(40)	(313)
Other	35	156
Net cash provided by (used in) financing activities	(18,340)	(115,095)
Net change in cash, cash equivalents and restricted cash	13,196	(42,296)
Cash, cash equivalents and restricted cash, beginning of period	325	50,029
Cash, cash equivalents and restricted cash, end of period	$13,521	$7,733

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY

(In thousands)

	Stockholders' Equity
	Common Stock	Warrants	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total
Balance at December 31, 2019	$209	$4,790	$424,399	$4,809	$434,207
Net loss	—	—	—	(367,199)	(367,199)
Share-based compensation expense	—	—	(1,112)	—	(1,112)
Restricted shares repurchased	—	—	(14)	—	(14)
Dividends	—	—	—	(3,786)	(3,786)
Balance at March 31, 2020	209	4,790	423,273	(366,176)	62,096
Net loss	—	—	—	(41,336)	(41,336)
Share-based compensation expense	—	—	480	—	480
Expiration of warrants	—	(2)	2	—	—
Restricted shares repurchased	—	—	(20)	—	(20)
Other	—	—	35	—	35
Balance at June 30, 2020	209	4,788	423,770	(407,512)	21,255
Net loss	—	—	—	(17,685)	(17,685)
Share-based compensation expense	—	—	471	—	471
Restricted shares repurchased	—	—	(5)	—	(5)
Balance at September 30, 2020	$209	$4,788	$424,236	$(425,197)	$4,036

	Stockholders' Equity
	Common Stock	Warrants	Additional Paid-in Capital	Treasury Stock	Accumulated Earnings (Deficit)	Total
Balance at December 31, 2018	$3	$4,788	$355,872	$—	$55,895	$416,558
Net loss	—	—	—	—	(31,477)	(31,477)
Costs incurred in conjunction with tender offer	—	—	(107)	—	—	(107)
Share-based compensation expense	—	—	1,443	—	—	1,443
Common stock repurchased and retired under the share repurchase program	—	—	(920)	—	—	(920)
Balance at March 31, 2019	3	4,788	356,288	—	24,418	385,497
Net income	—	—	—	—	18,641	18,641
Share-based compensation expense	—	—	1,479	—	—	1,479
Common stock repurchased and retired under the share repurchase program	—	—	(331)	—	—	(331)
Restricted shares repurchased	—	—	(199)	—	—	(199)
Balance at June 30, 2019	3	4,788	357,237	—	43,059	405,087
Net income	—	—	—	—	5,157	5,157
Equity transactions related to the Merger	206	2	91,038	—	—	91,246
Treasury shares acquired in the Merger	—	—	—	(2,723)	—	(2,723)
Retirement of treasury shares	—	—	(2,723)	2,723	—	—
Share-based compensation expense	—	—	1,151	—	—	1,151
Common stock repurchased and retired under the share repurchase program	—	—	(12,000)	—	—	(12,000)
Dividends	—	—	—	—	(8,189)	(8,189)
Restricted shares repurchased	—	—	(115)	—	—	(115)
Other	—	—	431	—	—	431
Balance at September 30, 2019	$209	$4,790	$435,019	$—	$40,027	$480,045

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

Continued Listing Standard Notice from New York Stock Exchange (“NYSE”)

On August 31, 2020, the Company, received written notification (the “Market Cap Notice”) from the NYSE that the Company no longer satisfies the continued listing compliance standards set forth under Section 802.01B of the NYSE Listed Company Manual (the “Manual”) because the average global market capitalization of the Company was less than $50,000,000 over a consecutive 30 trading-day period that ended on August 28, 2020 and, at the same time, the Company’s stockholders’ equity was less than $50,000,000.

Under NYSE procedures, the Company had 45 days from its receipt of the Market Cap Notice to submit a plan to the NYSE demonstrating how it intends to regain compliance with the NYSE’s continued listing standards within 18 months. The Company submitted its plan to regain compliance with the listing standards within the required timeframe.

Under NYSE rules, the Company’s common stock, par value $0.01 per share (the “Common Stock”), will continue to be listed on the NYSE during this 18-month cure period, subject to the Company’s compliance with other continued listing requirements. The Common Stock’s trading symbol “AMPY” was assigned a “.BC” indicator by the NYSE to signify that the Company currently is not in compliance with the NYSE’s continued listing requirements. If the Company fails to regain compliance with Section 802.01B of the Manual during the cure period, the Common Stock will be subject to the NYSE’s suspension and delisting procedures.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Oil and natural gas revenues are recorded using the sales method. Under this method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers, regardless of whether the sales are proportionate to our ownership in the property. An asset or a liability is recognized to the extent there is an imbalance in excess of the proportionate share of the remaining recoverable reserves on the underlying properties. No significant imbalances existed at September 30, 2020.

Disaggregation of Revenue

We have identified three material revenue streams in our business: oil, natural gas and NGLs. The following table present our revenues disaggregated by revenue stream.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)
Revenues
Oil	$36,868	$55,011	$101,682	$136,754
NGLs	5,537	4,306	14,002	15,509
Natural gas	10,083	13,109	29,479	44,715
Oil and natural gas sales	$52,488	$72,426	$145,163	$196,978

Contract Balances

Under our sales contracts, we invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities. Accounts receivable attributable to our revenue contracts with customers was $21.4 million at September 30, 2020 and $31.9 million at December 31, 2019.

Note 4. Acquisitions and Divestitures

Acquisition and Divestiture Related Expenses

Acquisition and divestiture related expenses for third party transactions are included in general and administrative expense in the accompanying Unaudited Condensed Statements of Consolidated Operations for the period indicated below (in thousands):

For the Three Months Ended		For the Nine Months Ended
September 30,		September 30,
2020	2019	2020	2019
$152	$12,833	$678	$16,655

There were no material acquisition or divestitures during the three and nine months ended September 30, 2020. The acquisition expenses incurred for the three and nine months ended September 30, 2019 are primarily related to the Merger discussed below.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Purchase Price Allocation

The Merger was accounted for using the acquisition method, with Legacy Amplify treated as the acquirer for accounting purposes. The following table represents the preliminary allocation of the total purchase price of Midstates to the identifiable assets acquired and the liabilities assumed based on the fair values as of the acquisition date. Certain data necessary to complete the purchase price allocation was not yet available, and included, but is not limited to, valuation of preacquisition contingencies, final tax returns that provide the underlying tax basis of Midstates assets and liabilities and final appraisals of assets acquired and liabilities assumed. We completed the purchase price allocation during the fourth quarter of 2019 which was in the 12-month period following the acquisition date, during which time the value of the assets and liabilities were revised as appropriate.

Purchase Price Allocation
(In thousands)
Consideration:
Fair value of Midstates common stock issued in the Merger (a)	$90,150
Fair value of Midstates warrants issued in the Merger	2
Total consideration	$90,152

Fair value of liabilities assumed:
Current liabilities	$24,135
Long-term debt	76,559
Long-term asset retirement obligation	9,440
Other long-term liabilities	5,067
Amounts attributable to liabilities assumed	$115,201

Fair value of assets acquired:
Cash and cash equivalents	$19,250
Other current assets	17,862
Oil and natural gas properties	142,642
Other property and equipment	6,280
Long-term asset retirement cost	9,440
Other non-current assets	9,879
Amounts attributable to assets acquired	$205,353

Total identifiable net assets	$90,152

(a)	Based on 20,415,005 Midstates common shares issued at closing at $4.12 per share (closing price of August 6, 2019).

Unaudited Pro Forma Financials

The following unaudited pro forma financial information for the three and nine months ended September 30, 2019, is based on our historical consolidated financial statements adjusted to reflect as if the Merger had occurred on January 1, 2018. The information below reflects pro forma adjustments based on available information and certain assumptions that we believe are reasonable, including adjustments to conform the classification of expenses in Midstates statements of operations to our classification for similar expenses and the estimated tax impact of pro forma adjustments. The unaudited pro forma financial information is not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the periods presented, nor is it necessarily indicative of future results.

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
(Unaudited) (In thousands, except per unit amounts)
Revenues	$80,482	$258,547
Net income (loss)	6,845	6,236
Earnings per share:
Basic	$0.20	$0.24
Diluted	$0.20	$0.24

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

The carrying values of accounts receivables, accounts payables (including accrued liabilities), restricted investments and amounts outstanding under long-term debt agreements with variable rates included in the accompanying Unaudited Condensed Consolidated Balance Sheets approximated fair value at September 30, 2020 and December 31, 2019. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair market values of the derivative financial instruments reflected on the accompanying Unaudited Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 were based on estimated forward commodity prices. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following table presents the gross derivative assets and liabilities that are measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019 for each of the fair value hierarchy levels:

	Fair Value Measurements at September 30, 2020 Using
	Quoted Prices in	Significant Other	Significant
	Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$27,262	$—	$27,262
Interest rate derivatives	—	—	—	—
Total assets	$—	$27,262	$—	$27,262

Liabilities:
Commodity derivatives	$—	$13,256	$—	$13,256
Interest rate derivatives	—	3,212	—	3,212
Total liabilities	$—	$16,468	$—	$16,468

	Fair Value Measurements at December 31, 2019 Using
	Quoted Prices in	Significant Other	Significant
	Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$18,509	$—	$18,509
Interest rate derivatives	—	595	—	595
Total assets	$—	$19,104	$—	$19,104

Liabilities:
Commodity derivatives	$—	$6,861	$—	$6,861
Interest rate derivatives	—	558	—	558
Total liabilities	$—	$7,419	$—	$7,419

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

•	No impairment expense for the three months ended September 30, 2020 was recognized.
•

For the nine months ended September 30, 2020, we recognized $405.7 million of impairment expense on our proved oil and natural gas properties. These impairments related to certain properties located in East Texas, the Rockies and offshore Southern California. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable primarily as a result of declining commodity prices. The impairments were due to a decline in the value of estimated proved reserves based on declining commodity prices.

•	No impairment expense was recognized during the three and nine months ended September 30, 2019.

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

Certain inherent business risks are associated with commodity derivative contracts, including market risk and credit risk. Market risk is the risk that the price of natural gas or oil will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the counterparty to a contract. It is our policy to enter into derivative contracts, only with creditworthy counterparties, which generally are financial institutions, deemed by management as competent and competitive market makers. Some of the lenders, or certain of their affiliates, under our current credit agreements are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with creditworthy counterparties that are generally large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. We have also entered into International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. Had all counterparties failed completely to perform according to the terms of the existing contracts, we would have had the right to offset $13.9 million against amounts outstanding under our Revolving Credit Facility at September 30, 2020. See Note 8 for additional information regarding our Revolving Credit Facility.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2020, we had the following open commodity positions:

	Remaining
	2020	2021	2022
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (MMBtu)	1,450,000	925,000	500,000
Weighted-average fixed price	$2.26	$2.49	$2.45

Collar contracts:
Two-way collars
Average monthly volume (MMBtu)	420,000	925,000	200,000
Weighted-average floor price	$2.60	$2.10	$2.10
Weighted-average ceiling price	$2.88	$3.28	$2.99

Natural Gas Basis Swaps:
PEPL basis swaps:
Average monthly volume (MMBtu)	600,000	500,000	—
Weighted-average spread	$(0.46)	$(0.40)	$—

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (Bbls)	199,300	53,750	30,000
Weighted-average fixed price	$57.41	$52.02	$55.32

Collar contracts:
Two-way collars
Average monthly volume (Bbls)	14,300	—	—
Weighted-average floor price	$55.00	$—	$—
Weighted-average ceiling price	$62.10	$—	$—

Three-way collars
Average monthly volume (Bbls)	30,500	20,000	—
Weighted-average ceiling price	$65.75	$51.30	$—
Weighted-average floor price	$50.00	$40.00	$—
Weighted-average sub-floor price	$40.00	$30.00	$—

NGL Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (Bbls)	111,450	22,800	—
Weighted-average fixed price	$21.99	$24.25	$—

Interest Rate Swaps

Periodically, we enter into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates such as those in our Credit Agreement to fixed interest rates. At September 30, 2020, we had the following interest rate swap open positions:

	Remaining
	2020	2021	2022
Average Monthly Notional (in thousands)	$125,000	$125,000	$75,000
Weighted-average fixed rate	1.612%	1.612%	1.281%
Floating rate	1 Month LIBOR	1 Month LIBOR	1 Month LIBOR

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at September 30, 2020 and December 31, 2019. There was no cash collateral received or pledged associated with our derivative instruments since most of the counterparties, or certain of their affiliates, to our derivative contracts are lenders under our Revolving Credit Facility.

		Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
		September 30,	September 30,	December 31,	December 31,
Type	Balance Sheet Location	2020	2020	2019	2019
		(In thousands)
Commodity contracts	Short-term derivative instruments	$20,084	$9,092	$11,518	$5,887
Interest rate swaps	Short-term derivative instruments	—	1,862	248	253
Gross fair value		20,084	10,954	11,766	6,140
Netting arrangements		(10,168)	(10,168)	(5,887)	(5,887)
Net recorded fair value	Short-term derivative instruments	$9,916	$786	$5,879	$253

Commodity contracts	Long-term derivative instruments	$7,178	$4,164	$6,990	$973
Interest rate swaps	Long-term derivative instruments	—	1,350	347	305
Gross fair value		7,178	5,514	7,337	1,278
Netting arrangements		(4,164)	(4,164)	(973)	(973)
Net recorded fair value	Long-term derivative instruments	$3,014	$1,350	$6,364	$305

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

		For the Three Months Ended		For the Nine Months Ended
	Statements of	September 30,		September 30,
	Operations Location	2020	2019	2020	2019
Commodity derivative contracts	(Gain) loss on commodity derivatives	$14,352	$(28,725)	$(74,196)	$(19,231)
(Gain) loss on interest rate derivatives	Interest expense, net	(20)	(199)	4,034	334

Note 7. Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the Company’s portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the nine months ended September 30, 2020 (in thousands):

Asset retirement obligations at beginning of period	$91,089
Liabilities added from acquisition or drilling	79
Liabilities settled	(199)
Accretion expense	4,617
Revision of estimates	46
Asset retirement obligation at end of period	95,632
Less: Current portion	(357)
Asset retirement obligations - long-term portion	$95,275

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Long-Term Debt

The following table presents our consolidated debt obligations at the dates indicated:

	September 30,	December 31,
	2020	2019
	(In thousands)
Revolving Credit Facility (1)	$265,000	$285,000
Paycheck Protection Program loan (2)	5,516	—
Total debt	270,516	285,000
Current portion of long-term debt (3)	5,000	—
Long-term debt	$265,516	$285,000

(1)	The carrying amount of our Revolving Credit Facility approximates fair value because the interest rates are variable and reflective of market rates.
(2)	See below for additional information regarding the receipt of the paycheck protection program loan.
(3)	Reflects the current portion of the monthly reductions for the Revolving Credit Facility as described below regarding the Third Amendment (as defined below).

Revolving Credit Facility

Amplify Energy Operating LLC, our wholly owned subsidiary (“OLLC”), is a party to a reserve-based revolving credit facility (the “Revolving Credit Facility”), subject to a borrowing base of $270.0 million as of September 30, 2020, which is guaranteed by us and all of our current subsidiaries. The Revolving Credit Facility matures on November 2, 2023.

Our borrowing base under our Revolving Credit Facility is subject to redetermination on at least a semi-annual basis primarily based on a reserve engineering report with respect to our estimated natural gas, oil and NGL reserves, which takes into account the prevailing natural gas, oil and NGL prices at such time, as adjusted for the impact of our commodity derivative contracts.

As of September 30, 2020, we were in compliance with all the financial (current ratio and total leverage ratio) and other covenants associated with our Revolving Credit Facility.

Borrowing Base Redetermination

On June 12, 2020, the Company entered into the Borrowing Base Redetermination Agreement and Third Amendment to Credit Agreement, among the Borrower, Amplify Acquisitionco LLC, a Delaware limited liability company, the guarantors party thereto, the lenders party thereto and Bank of Montreal, as administrative agent (the “Third Amendment”). The Third Amendment amended the parties’ existing Credit Agreement, dated November 2, 2018, to among other things:

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

•	increase the minimum hedging requirements to at least 30% - 60% of our estimated production from total proved developed producing reserves;
•	incorporate a mandatory prepayment at times when cash and cash equivalents (as defined in the Credit Agreement) on hand exceed $25.0 million for five consecutive business days; and
•	amend certain other covenants and provisions.

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid, excluding commitment fees, on our consolidated variable-rate debt obligations for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revolving Credit Facility	3.72%	4.89%	3.61%	4.99%

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Letters of Credit

At September 30, 2020, we had no letters of credit outstanding.

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with our Revolving Credit Facility was $1.7 million at September 30, 2020. At September 30, 2020, the unamortized deferred financing costs are amortized over the remaining life of our Revolving Credit Facility. For the nine months ended September 30, 2020, we wrote-off $2.4 million of deferred financing costs in connection with the decrease in our borrowing base.

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

Note 9. Equity (Deficit)

Common Stock

The Company’s authorized capital stock includes 250,000,000 shares of common stock, $0.01 par value per share. The following is a summary of the changes in our common stock issued for the nine months ended September 30, 2020:

Common Shares
Balance, December 31, 2019	37,566,540
Issuance of common stock	—
Restricted stock units vested	83,412
Repurchase of common shares (1)	(22,386)
Balance, September 30, 2020	37,627,566

(1)	Represents the net settlement on vesting of restricted stock necessary to satisfy the minimum statutory tax withholding requirements.

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

Note 10. Earnings per Share

The following sets forth the calculation of earnings (loss) per share, or EPS, for the periods indicated (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$(17,685)	$5,157	$(426,220)	$(7,679)
Less: Net income allocated to participating restricted stockholders	—	128	—	—
Basic and diluted earnings available to common stockholders	$(17,685)	$5,029	$(426,220)	$(7,679)

Common shares/units:
Common shares outstanding — basic	37,626	33,707	37,596	26,093
Dilutive effect of potential common shares	—	—	—	—
Common shares outstanding — diluted	37,626	33,707	37,596	26,093

Net earnings per share:
Basic	$(0.47)	$0.15	$(11.34)	$(0.29)
Diluted	$(0.47)	$0.15	$(11.34)	$(0.29)
Antidilutive stock options (1)	—	3	—	3
Antidilutive warrants (2)	2,174	9,154	2,174	9,154

(1)	Amount represents options to purchase common stock that are excluded from the diluted net earnings per share calculations because of their antidilutive effect.
(2)	Amount represents warrants to purchase common stock that are excluded from the diluted net earnings per share calculations because of their antidilutive effect.

Note 11. Long-Term Incentive Plans

In May 2017, Legacy Amplify implemented the Management Incentive Plan (the “Legacy Amplify MIP”). In connection with the closing of the Merger, on August 6, 2019, the Company assumed the Legacy Amplify MIP.

Restricted Stock Units

Restricted Stock Units with Service Vesting Condition

The restricted stock units with service vesting conditions (“TSUs”) are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a straight-line basis over the requisite service period and forfeitures are accounted for as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost associated with the TSUs was $0.4 million at September 30, 2020. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 1.5 years.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information regarding the TSUs granted under the Legacy Amplify MIP for the period presented:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
TSUs outstanding at December 31, 2019	291,370	$5.18
Granted (2)	43,250	$3.10
Forfeited	(92,912)	$5.12
Vested	(76,153)	$5.12
TSUs outstanding at September 30, 2020	165,555	$4.70

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)	The aggregate grant date fair value of TSUs issued for the nine months ended September 30, 2020 was $0.1 million based on a grant date market price of ranging from $0.54 to $6.61 per share.

Restricted Stock Units with Market and Service Vesting Conditions

The restricted stock units with market and service vesting conditions (“PSUs”) are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a graded-vesting basis. As such, the Company recognizes compensation cost over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards. The Company accounts for forfeitures as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost related to the PSUs was approximately $0.1 million at September 30, 2020. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 1.5 years.

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

A Monte Carlo simulation was used in order to determine the fair value of these awards at the grant date.

The assumptions used to estimate the fair value of the PSUs are as follows:

Share price targets	$12.50	$15.00	$17.50

Risk-free interest rate:
Awards Issued on January 1, 2020	1.61%	1.61%	1.61%

Dividend yield
Awards Issued on January 1, 2020	12.1%	12.1%	12.1%

Expected volatility:
Awards Issued on January 1, 2020	60.0%	60.0%	60.0%

Calculated fair value per PSU:
Awards Issued on January 1, 2020	$3.66	$2.98	$2.46

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information regarding the PSUs granted under the Legacy Amplify MIP for the period presented:
		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
PSUs outstanding at December 31, 2019	305,893	$2.15
Granted (2)	43,250	$3.03
Forfeited	(131,790)	$2.11
Vested	—	$—
PSUs outstanding at September 30, 2020	217,353	$2.35

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)	The aggregate grant date fair value of PSUs issued for the nine months ended September 30, 2020 was $0.1 million based on a calculated fair value price ranging from $2.46 to $3.66 per share.

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

The restricted stock units with a service vesting condition (“Board RSUs”) are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a straight-line basis over the requisite service period and forfeitures are accounted for as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost associated with restricted stock unit awards was less than $0.1 million at September 30, 2020. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 1.5 years.

The following table summarizes information regarding the Board RSUs granted under the Legacy Amplify Non-Employee Directors Compensation Plan for the period presented:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
Board RSUs outstanding at December 31, 2019	16,157	$5.12
Granted	—	$—
Forfeited	—	$—
Vested	(7,259)	$5.12
Board RSUs outstanding at September 30, 2020	8,898	$5.12

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

Compensation Expense

The following table summarizes the amount of recognized compensation expense associated with the Legacy Amplify MIP and Legacy Amplify Non-Employee Directors Compensation Plan, which are reflected in the accompanying Unaudited Condensed Statements of Consolidated Operations for the periods presented (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Equity classified awards
TSUs	$59	$650	$184	$1,852
PSUs	30	120	69	825
Board RSUs	4	58	15	221
	$93	$828	$268	$2,898

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Leases

For the quarter ended September 30, 2020, our leases qualify as operating leases and we did not have any existing or new leases qualifying as financing leases or variable leases. We have leases for office space and equipment in our corporate office and operating regions as well as vehicles, compressors and surface rentals related to our business operations. In addition, we have offshore Southern California pipeline right-of-way use agreements. Most of our leases, other than our corporate office lease, have an initial term and may be extended on a month-to-month basis after expiration of the initial term. Most of our leases can be terminated with 30-day prior written notice. The majority of our month-to-month leases are not included as a lease liability in our balance sheet under ASC 842 because continuation of the lease is not reasonably certain. Additionally, the Company elected the short-term practical expedient to exclude leases with a term of twelve months or less.

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

For the nine months ended September 30, 2020 and 2019, we recognized approximately $1.8 million and $1.6 million, respectively, of costs relating to the operating leases in the Unaudited Condensed Statement of Operations.

Supplemental cash flow information related to the Company’s lease liabilities are included in the table below:

	For the Nine Months Ended
	September 30,
	2020	2019
	(In thousands)
Non-cash amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,351	$4,925

The following table presents the Company’s right-of-use assets and lease liabilities for the period presented:

	September 30,	December 31,
	2020	2019
	(In thousands)
Right-of-use asset	$3,055	$4,406

Lease liabilities:
Current lease liability	2,227	1,712
Long-term lease liability	853	2,720
Total lease liability	$3,080	$4,432

The following table reflects the Company’s maturity analysis of the minimum lease payment obligations under non-cancelable operating leases with a remaining term in excess of one year (in thousands):

	Office leases	Leased vehicles and office equipment	Total
Remaining in 2020	$406	$174	$580
2021	1,355	587	1,942
2022	411	207	618
2023 and thereafter	—	44	44
Total lease payments	2,172	1,012	3,184
Less: interest	75	29	104
Present value of lease liabilities	$2,097	$983	$3,080

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The weighted average remaining lease terms and discount rate for all of our operating leases for the period presented:

	September 30,
	2020	2019
Weighted average remaining lease term (years):
Office leases	0.91	1.67
Vehicles	0.41	0.53
Office equipment	0.05	0.09
Weighted average discount rate:
Office leases	3.41%	3.61%
Vehicles	0.97%	0.85%
Office equipment	0.17%	0.18%

Note 13. Supplemental Disclosures to the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Cash Flows

Accrued Liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	September 30,	December 31,
	2020	2019
Accrued lease operating expense	$9,050	$11,794
Accrued general and administrative expense	3,314	3,126
Operating lease liability	2,227	1,712
Accrued ad valorem tax	2,348	520
Accrued capital expenditures	1,499	5,515
Asset retirement obligations	357	623
Accrued interest payable	27	36
Other	241	32
Accrued liabilities	$19,063	$23,358

Cash and Cash Equivalents Reconciliation

The following table provides a reconciliation of cash and cash equivalents on the Unaudited Condensed Consolidated Balance Sheet to cash, cash equivalents and restricted cash on the Unaudited Condensed Statements of Consolidated Cash Flows (in thousands):

	September 30,	December 31,
	2020	2019
Cash and cash equivalents	$13,521	$—
Restricted cash	—	325
Total cash, cash equivalents and restricted cash	$13,521	$325

Unproved Property

We recognized $49.3 million of impairment expense on unproved properties for the nine months ended September 30, 2020, which was related to expiring leases and the evaluation of qualitative and quantitative factors related to the current decline in commodity prices. No impairment expense was recorded for unproved properties for the nine months ended September 30, 2019.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flows

Supplemental cash flows for the periods presented (in thousands):

	For the Nine Months Ended
	September 30,
	2020	2019
Supplemental cash flows:
Cash paid for interest, net of amounts capitalized	$7,921	$12,477
Cash paid for reorganization items, net	532	684
Cash paid for taxes	85	—

Noncash investing and financing activities:
Change in capital expenditures in payables and accrued liabilities	(4,016)	324
Assets acquired & liabilities assumed in the Merger:
Accounts receivable	—	14,633
Prepaids and other current assets	—	3,229
Other non-current assets	—	9,879
Oil and natural gas properties	—	142,642
Other property and equipment	—	6,280
Accounts payable and other current liabilities	—	(24,135)
Other non-current liabilities	—	(5,067)
Long-term debt	—	(76,559)
Issuance of common stock in connection with the Merger	—	90,150

Note 14. Related Party Transactions

Related Party Agreements

There have been no transactions in excess of $120,000 between us and any related person in which the related person had a direct or indirect material interest for the three and nine months ended September 30, 2020 and 2019, respectively.

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

At September 30, 2020 and December 31, 2019, we had no environmental reserves recorded on our Unaudited Condensed Consolidated Balance Sheet.

Minimum Volume Commitment

The Company is party to a gas purchase, gathering and processing contract in Oklahoma, which includes certain minimum NGL commitments. To the extent the Company does not deliver natural gas volumes in sufficient quantities to generate, when processed, the minimum levels of recovered NGLs, it would be required to reimburse the counterparty an amount equal to the sum of the monthly shortfall, if any, multiplied by a fee. The Company is not meeting the minimum volume required under these contractual provisions. The commitment fee expense for the nine months ended September 30, 2020, was approximately $1.0 million.

The Company is party to a gas purchase, gathering and processing contract in East Texas, which includes certain minimum NGL commitments. The Company anticipates that a shortfall will occur for year-end 2020 and has established an accrual for the commitment fee expense of $1.2 million for the nine months ended September 30, 2020.

Supplemental Bond for Decommissioning Liabilities Trust Agreement

Beta Operating Company, LLC, has an obligation with the BOEM in connection with its 2009 acquisition of our properties in federal waters offshore Southern California. The Company supports this obligation with $161.3 million of A-rated surety bonds and $0.3 million of cash.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Income Taxes

The Company had no income tax benefit/(expense) for the three months ended September 30, 2020 and had less than ($0.1) million in income tax benefit/(expense) for the nine months ended September 30, 2020. The Company had no income tax benefit/(expense) for the three months ended September 30, 2019 and less than $0.1 million income tax benefit/(expense) for the nine months ended September 30, 2019. The Company’s effective tax rate was 0.0% for the three and nine months ended September 30, 2020, and 0.0% and 0.6% for the three and nine months ended September 30, 2019, respectively. The effective tax rates for the three and nine months ended September 30, 2020 and 2019 are different from the statutory U.S. federal income tax rate primarily due to our recorded valuation allowances.

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

Note 17. Subsequent Events

Notice of Non-Compliance with NYSE Continued Listing Standards

On October 13, 2020, the Company received written notification (the “Share Price Notice”) from the NYSE that the Company no longer satisfied the continued listing compliance standards set forth under Section 802.01C of the Manual because the average closing price of the Common Stock was below $1.00 over a 30 consecutive trading-day period that ended October 12, 2020. Under the NYSE’s rules, the Company has six months following receipt of the Share Price Notice to regain compliance with the minimum share price requirement.

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

Under NYSE rules, the Common Stock will continue to be listed on the NYSE during this six-month cure period, subject to the Company’s compliance with other continued listing requirements, including compliance with Section 802.01B. In connection with the receipt of the Market Cap Notice, the NYSE previously assigned a “.BC” indicator to the Common Stock symbol “AMPY” to signify that the Company currently is not in compliance with the NYSE’s continued listing requirements. If the Company fails to regain compliance with Sections 802.01B or 802.01C, as applicable, during the applicable cure periods, the Common Stock will be subject to the NYSE’s suspension and delisting procedures.

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

Recent Developments

Notice of Non-Compliance with New York Stock Exchange (“NYSE”) Continued Listing Standards

On August 31, 2020, the Company, received written notification (the “Market Cap Notice”) from the NYSE that the Company no longer satisfies the continued listing compliance standards set forth under Section 802.01B of the NYSE Listed Company Manual (the “Manual”) because the average global market capitalization of the Company was less than $50,000,000 over a consecutive 30 trading-day period that ended on August 28, 2020 and, at the same time, the Company’s stockholders’ equity was less than $50,000,000.

Under NYSE procedures, the Company had 45 days from its receipt of the Market Cap Notice to submit a plan to the NYSE demonstrating how it intends to regain compliance with the NYSE’s continued listing standards within 18 months. The Company submitted its plan to regain compliance with the listing standards within the required timeframe.

In addition, on October 13, 2020, the Company received written notification (the “Share Price Notice”) from the NYSE that the Company no longer satisfied the continued listing compliance standards set forth under Section 802.01C of the Manual because the average closing price of the Company’s common stock, par value $0.01 per share (the “Common Stock”), was below $1.00 over a 30 consecutive trading-day period that ended October 12, 2020 (the “Share Price Deficiency”). Under the NYSE’s rules, the Company has six months following receipt of the Share Price Notice to regain compliance with the minimum share price requirement.

The Company notified the NYSE of its intent to cure the Share Price Deficiency and return to compliance with the NYSE’s continued listing requirements. The Company can regain compliance at any time during the six-month cure period if on the last trading day of any calendar month during the cure period, the Common Stock has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month.

Under NYSE rules, the Common Stock, will continue to be listed on the NYSE during the cure periods described above, subject to the Company’s compliance with other continued listing requirements. The Common Stock’s trading symbol “AMPY” was assigned a “.BC” indicator by the NYSE to signify that the Company currently is not in compliance with the NYSE’s continued listing requirements. If the Company fails to regain compliance with Sections 802.01B or 802.01C, as applicable, of the Manual during the applicable cure periods, the Common Stock will be subject to the NYSE’s suspension and delisting procedures.

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

Results of Operations

The results of operations for the three and nine months ended September 30, 2020 and 2019 have been derived from our consolidated financial statements. The following table summarizes certain of the results of operations for the periods indicated.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	($ In thousands)
Oil and natural gas sales	$52,488	$72,426	$145,163	$196,978
Lease operating expense	27,639	32,977	91,190	88,179
Gathering, processing and transportation	5,256	4,459	14,998	13,507
Taxes other than income	3,761	5,135	9,942	13,008
Depreciation, depletion and amortization	7,950	15,617	31,129	39,696
Impairment expense	—	—	455,031	—
General and administrative expense	6,443	27,034	21,551	46,908
Accretion of asset retirement obligations	1,565	1,428	4,617	4,071
(Gain) loss on commodity derivative instruments	14,352	(28,725)	(74,196)	(19,231)
Interest expense, net	(3,362)	(5,276)	(17,218)	(13,787)
Loss on lease	—	(4,237)	—	(4,237)
Reorganization items, net	(180)	(33)	(532)	(684)
Income tax benefit (expense)	—	—	(85)	50
Net income (loss)	(17,685)	5,157	(426,220)	(7,679)

Oil and natural gas revenue:
Oil sales	$36,868	$55,011	$101,682	$136,754
NGL sales	5,537	4,306	14,002	15,509
Natural gas sales	10,083	13,109	29,479	44,715
Total oil and natural gas revenue	$52,488	$72,426	$145,163	$196,978

Production volumes:
Oil (MBbls)	997	1,017	2,924	2,465
NGLs (MBbls)	430	383	1,319	907
Natural gas (MMcf)	6,706	7,482	21,149	18,775
Total (MBoe)	2,545	2,647	7,768	6,501
Average net production (MBoe/d)	27.7	28.8	28.3	23.8

Average sales price:
Oil (per Bbl)	$36.98	$54.11	$34.78	$55.48
NGL (per Bbl)	12.89	11.25	10.62	17.11
Natural gas (per Mcf)	1.50	1.75	1.39	2.38
Total (per Boe)	$20.63	$27.37	$18.69	$30.30

Average unit costs per Boe:
Lease operating expense	$10.86	$12.46	$11.74	$13.56
Gathering, processing and transportation	2.07	1.68	1.93	2.08
Taxes other than income	1.48	1.94	1.28	2.00
General and administrative expense	2.53	10.21	2.77	7.22
Depletion, depreciation and amortization	3.12	5.90	4.01	6.11

For the three months ended September 30, 2020 compared to the three months ended September 30, 2019

Net loss of $17.7 million and net income of $5.2 million were recorded for the three months ended September 30, 2020 and 2019, respectively.

Oil, natural gas and NGL revenues were $52.5 million and $72.4 million for the three months ended September 30, 2020 and 2019, respectively. Average net production volumes were approximately 27.7 MBoe/d and 28.8 MBoe/d for the three months ended September 30, 2020 and 2019, respectively. The decrease in production volumes was primarily due to natural decline in well activity and decreased drilling activity in South Texas. The average realized sales price was $20.63 per Boe and $27.37 per Boe for the three months ended September 30, 2020 and 2019, respectively. The decrease in average realized sales price is primarily due to a decrease in commodity prices. The overall decrease in revenue is due to a decline in well activity and a decrease in commodity pricing.

Lease operating expense was $27.6 million and $33.0 million for the three months ended September 30, 2020 and 2019, respectively. The change in lease operating expense was primarily related to decreased production and the implementation of cost savings initiatives. On a per Boe basis, lease operating expense was $10.86 and $12.46 for the three months ended September 30, 2020 and 2019, respectively. The change on a per Boe basis is related to decreased drilling activities and the implementation of cost savings initiatives during the quarter.

Gathering, processing and transportation was $5.3 million and $4.5 million for the three months ended September 30, 2020 and 2019, respectively. On a per Boe basis, gathering, processing and transportation was $2.07 and $1.68 for the three months ended September 30, 2020 and 2019, respectively. The increase in gathering, processing and transportation was primarily driven by the increased fee related to the minimum volume requirement, see Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

Taxes other than income was $3.8 million and $5.1 million for the three months ended September 30, 2020 and 2019, respectively. On a per Boe basis, taxes other than income were $1.48 and $1.94 for the three months ended September 30, 2020 and 2019, respectively. The change in taxes other than income on a per Boe basis was primarily due to a decrease in commodity prices.

Depreciation, depletion and amortization (“DD&A expense”) was $8.0 million and $15.6 million for the three months ended September 30, 2020 and 2019, respectively. The change in DD&A expense is primarily due to the first quarter impairment which reduced depletable oil and gas property. The decrease was also impacted by lower production.

General and administrative expense was $6.4 million and $27.0 million for the three months ended September 30, 2020 and 2019, respectively. The change in general and administrative expense is primarily related to a decrease in acquisition expense of $12.1 million attributable to the Merger, a decrease in professional fees of $4.8 million, a decrease in our director and officer insurance of $2.1 million primarily due to the write-off of the remaining merger related insurance for Midstates and a decrease in legal expenses of $0.9 million.

Net losses (gains) on commodity derivative instruments of $14.4 million were recognized for the three months ended September 30, 2020, consisting of $28.4 million decrease in the fair value of open positions offset by $14.1 million of cash settlements received on expired positions. Net gains on commodity derivative instruments of $28.7 million were recognized for the three months ended September 30, 2019, consisting of $24.6 million increase in fair value of open positions and offset by $4.1 million of cash settlements paid on expired positions.

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

Interest expense, net was $3.4 million and $5.3 million for the three months ended September 30, 2020 and 2019, respectively. The change in interest expense is primarily related to a decrease of $1.0 million in the amortization and write-off of deferred financing costs, a decrease of $0.3 million in our commitment fees and a decrease of $0.3 million in interest expense primarily due to lower interest rates related to our Revolving Credit Facility.

Average outstanding borrowings under our Revolving Credit Facility were $274.5 million and $238.0 million for the three months ended September 30, 2020 and 2019, respectively.

Loss on Lease of $4.2 million for the three months ended September 30, 2019, which relates to the Midstates corporate office lease. The office was vacated by mid-November 2019. Because excess sublease inventory in the local market, a liability had been accrued for rent and other operating expenses based upon the term and provisions of the lease.

For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

Net losses of $426.2 million and $7.7 million were recorded for the nine months ended September 30, 2020 and 2019, respectively.

Oil, natural gas and NGL revenues were $145.2 million and $197.0 million for the nine months ended September 30, 2020 and 2019, respectively. Average net production volumes were approximately 28.3 MBoe/d and 23.8 MBoe/d for the nine months ended September 30, 2020 and 2019, respectively. The change in production volumes was primarily due to incremental volumes in connection with the Merger offset by the natural decline of wells. The average realized sales price was $18.69 per Boe and $30.30 per Boe for the nine months ended September 30, 2020 and 2019, respectively. The decrease in average realized sales price is primarily due to the decrease in commodity prices. The overall decrease in revenue is due to a decline in well activity and a decrease in commodity pricing offset by additional volumes related to the Merger.

Lease operating expense was $91.2 million and $88.2 million for the nine months ended September 30, 2020 and 2019, respectively. The change in lease operating expense was primarily related to the Merger. On a per Boe basis, lease operating expense was $11.74 and $13.56 for the nine months ended September 30, 2020 and 2019, respectively. The change on a per Boe basis is related to decreased drilling activities and the implementation of cost savings initiatives during the quarter offset by an increase in production due to the Merger.

Gathering, processing and transportation was $15.0 million and $13.5 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in gathering, processing and transportation was primarily driven by the Merger and an increased fee for not meeting the minimum volume requirement. On a per Boe basis, gathering, processing and transportation was $1.93 and $2.08 for the nine months ended September 30, 2020 and 2019, respectively. The change on a per Boe basis was primarily due to increased production related to the Merger.

Taxes other than income was $9.9 million and $13.0 million for the nine months ended September 30, 2020 and 2019, respectively. On a per Boe basis, taxes other than income were $1.28 and $2.00 for the nine months ended September 30, 2020 and 2019, respectively. The change in taxes other than income on a per Boe basis was primarily due to a decrease in commodity prices.

DD&A expense was $31.1 million and $39.7 million for the nine months ended September 30, 2020 and 2019, respectively. The change in DD&A expense was primarily due to the first quarter impairment which reduced depletable oil and gas property.

Impairment expense was $455.0 million for the nine months ended September 30, 2020. We recognized $405.7 million of impairment expense on proved properties. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable primarily as a result of declining commodity prices. We recognized $49.3 million of impairment expense on unproved properties, which was related to expiring leases and the evaluation of qualitative and quantitative factors related to the current decline in commodity prices. No impairment expense was recorded for the nine months ended September 30, 2019.

General and administrative expense was $21.6 million and $46.9 million for the nine months ended September 30, 2020 and 2019, respectively. The change in general and administrative expense is primarily related to a decrease in acquisition expenses of $12.2 million attributable to the Merger, decrease of $5.2 million in professional services, a decrease of $3.5 million in legal expenses and a decrease of stock compensation expense of $2.6 million.

Net gains on commodity derivative instruments of $74.2 million were recognized for the nine months ended September 30, 2020, consisting of $2.3 million increase in the fair value of open positions, $53.9 million of cash settlements paid on expired positions and $18.0 million of cash settlements received on terminated positions. Net gains on commodity derivative instruments of $19.2 million were recognized for the nine months ended September 30, 2019, consisting of $17.0 million in the fair value of open positions and $2.2 million of cash settlement paid on expired positions.

Interest expense, net was $17.2 million and $13.8 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in interest expense is primarily related to $1.6 million increase in amortization and write-off of deferred financing costs and a change in the loss on interest rates swaps of $3.7 million offset by $1.8 million decrease in interest expense related to our Revolving Credit Facility due to lower interest rates.

Average outstanding borrowings under our Revolving Credit Facility were $285.6 million and $258.3 million for the nine months ended September 30, 2020 and 2019, respectively.

Loss on Lease of $4.2 million for the nine months ended September 30, 2019, which relates to the Midstates corporate office lease. The office was vacated by mid-November 2019. Because excess sublease inventory in the local market, a liability had been accrued for rent and other operating expenses based upon the term and provisions of the lease.

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

Reconciliation of Adjusted EBITDA to Net Income (Loss)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
Net income (loss)	$(17,685)	$5,157	$(426,220)	$(7,679)
Interest expense, net	3,362	5,276	17,218	13,787
Income tax expense (benefit)	—	—	85	(50)
DD&A	7,950	15,617	31,129	39,696
Impairment expense	—	—	455,031	—
Accretion of AROs	1,565	1,428	4,617	4,071
(Gains) losses on commodity derivative instruments	14,352	(28,725)	(74,196)	(19,231)
Cash settlements received (paid) on expired commodity derivative instruments	14,067	4,109	53,862	2,201
Acquisition and divestiture related expenses	152	12,833	677	16,655
Share-based compensation expense	456	1,178	(84)	4,489
Exploration costs	5	3	24	24
(Gain) loss on settlement of AROs	113	224	113	401
Bad debt expense	218	165	469	266
Reorganization items, net	180	33	532	684
Severance payments	25	6,389	54	6,478
Non-cash loss on office lease	—	4,237	—	4,237
Other	—	—	—	—
Adjusted EBITDA	$24,760	$27,924	$63,311	$66,029

Reconciliation of Adjusted EBITDA to Net Cash from Operating Activities

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
Net cash provided by (used in) operating activities	$20,609	$(7,411)	$63,598	$25,888
Changes in working capital	(217)	5,616	5,094	(2,240)
Interest expense, net	3,362	5,276	17,218	13,787
Gain (loss) on interest rate swaps	20	(448)	(4,035)	(932)
Cash settlements paid (received) on interest rate swaps	462	(113)	786	(158)
Cash settlements paid (received) on terminated derivatives	—	—	(17,977)	—
Amortization and write-off of deferred financing fees	(135)	512	(3,134)	(62)
Acquisition and divestiture related expenses	152	12,833	677	16,655
Income tax expense (benefit) - current portion	—	—	85	(50)
Exploration costs	5	3	24	24
Plugging and abandonment cost	312	278	312	660
Reorganization items, net	180	33	532	684
Severance payments	25	6,389	54	6,478
Non-cash loss on office lease	—	4,237	—	4,237
Other	(15)	719	77	1,058
Adjusted EBITDA	$24,760	$27,924	$63,311	$66,029

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

Hedging. Commodity hedging has been and remains an important part of our strategy to reduce cash flow volatility. Our hedging activities are intended to support oil, NGL, and natural gas prices at targeted levels and to manage our exposure to commodity price fluctuations. We intend to enter into commodity derivative contracts at times and on terms desired to maintain a portfolio of commodity derivative contracts covering at least 30% - 60% of our estimated production from total proved developed producing reserves over a one-to-three year period at any given point of time to satisfy the hedging covenants in our Revolving Credit Facility and pursuant to our internal policies. We may, however, from time to time, hedge more or less than this approximate amount. Additionally, we may take advantage of opportunities to modify our commodity derivative portfolio to change the percentage of our hedged production volumes when circumstances suggest that it is prudent to do so. The current market conditions may also impact our ability to enter into future commodity derivative contracts. For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of September 30, 2020, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Counterparty and Customer Credit Risk.”

We evaluate counterparty risks related to our commodity derivative contracts and trade credit. Should any of these financial counterparties not perform, we may not realize the benefit of some of our hedges under lower commodity prices. We sell our oil and natural gas to a variety of purchasers. Non-performance by a customer could also result in losses.

Capital Expenditures. Our total capital expenditures were approximately $27.2 million for the nine months ended September 30, 2020, which were primarily related to capital workovers and facilities located in Oklahoma, California and the Rockies and non-operated drilling activities in South Texas.

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

As of September 30, 2020, we had working capital of $11.1 million primarily due to accounts receivable of $26.9 million, cash of $13.5 million, prepaid expenses of $12.2 million, and being in a receivable position with our short-term derivatives of $9.9 million offset by revenues payable of $24.2 million, accrued liabilities of $19.1 million, current portion of long-term debt of $5.0 million and accounts payable of $2.3 million.

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

On June 12, 2020, the Company entered into the Third Amendment; which, among other things, decreased the borrowing base from $450.0 million to $285.0 million, with monthly reductions of $5.0 million thereafter until the borrowing base is reduced to $260.0 million, effective November 1, 2020. The borrowing base as of September 30, 2020, was $270.0 million.

As of September 30, 2020, we were in compliance with all the financial (current ratio and total leverage ratio) and other covenants associated with our Revolving Credit Facility.

As of September 30, 2020, we had approximately $5.0 million of available borrowings under our Revolving Credit Facility. See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information regarding our Revolving Credit Facility.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for the nine months ended September 30, 2020 and 2019, have been derived from our Unaudited Condensed Consolidated Financial Statements. For information regarding the individual components of our cash flow amounts, see the Unaudited Condensed Statements of Consolidated Cash Flows included under “Item 1. Financial Statements” of this quarterly report.

	For the Nine Months Ended
	September 30,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$63,598	$25,888
Net cash provided by (used in) investing activities	(32,062)	46,911
Net cash used in financing activities	(18,340)	(115,095)

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net cash provided by operating activities was $63.6 million and $25.9 million for the nine months ended September 30, 2020 and 2019, respectively. Production volumes were approximately 28.3 MBoe/d and 23.8 MBoe/d for the nine months ended September 30, 2020 and 2019, respectively. The average realized sales prices were $18.69 per Boe and $30.30 per Boe for the nine months ended September 30, 2020 and 2019, respectively. Lease operating expenses were $91.2 million and $88.2 million for the nine months ended September 30, 2020 and 2019, respectively. Gathering, processing and transportation was $15.0 million and $13.5 million for the nine months ended September 30, 2020 and 2019, respectively.

Net cash provided by operating activities for the nine months ended September 30, 2020 included $53.1 million of cash receipts on expired derivative instruments and $18.0 million of cash receipts on terminated derivative instruments compared to $2.3 million of cash paid on expired derivatives for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, we had net gains on derivative instruments of $70.2 million compared to a net gain of $18.9 million for the nine months ended September 30, 2019.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2020 was $32.1 million, of which $31.2 million was used for additions to oil and natural gas properties. Net cash provided by investing activities for the nine months ended September 30, 2019 was $46.9 million, of which $19.3 million was related to cash acquired from the Merger, which was offset by $63.0 million that was used for additions to oil and natural gas properties. Withdrawal of restricted investments was $90.0 million, which related to the Company receiving $90.0 million from the Beta decommissioning trust account for the nine months ended September 30, 2019.

Financing Activities. The Company had net repayments of $20.0 million and $16.0 million for the nine months ended September 30, 2020 and 2019, respectively, related to our Revolving Credit Facility. The Company received a $5.5 million loan under the Paycheck Protection Program on April 24, 2020.

For the nine months ended September 30, 2020, the Company paid out $3.8 million in dividends on March 30, 2020 to stockholders of record at the close of business on March 16, 2020. For the nine months ended September 30, 2019 the Company paid out $8.2 million in dividends on September 18, 2019 to stockholders of record on the close of business on September 4, 2019.

For the nine months ended September 30, 2019, the Company paid $76.6 million related to the repayment of Midstates’ revolving credit facility which was terminated upon the closing of the Merger. Additionally, the Company spent $13.3 million related to common stock repurchased and retired under the share repurchase program during the nine months ended September 30, 2019.

Contractual Obligations

During the nine months ended September 30, 2020, there were no significant changes in our consolidated contractual obligations from those reported in the Amplify Form 10-K except for the Revolving Credit Facility borrowings and repayments and the receipt of the PPP Loan. See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

Off–Balance Sheet Arrangements

As of September 30, 2020, we had no off–balance sheet arrangements.

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

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of September 30, 2020, see Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements included “Item 1. Financial Statements” of this quarterly report.

Interest Rate Risk

Our risk management policy provides for the use of interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report for interest rate swap arrangements that were outstanding at September 30, 2020.

Counterparty and Customer Credit Risk

We are also subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. In addition, our derivative contracts may expose us to credit risk in the event of nonperformance by counterparties. Some of the lenders, or certain of their affiliates, under our current credit agreements are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with counterparties that are large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. These agreements allow us to offset our asset position with our liability position in the event of default by the counterparty. We have also entered into ISDA Agreements with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. Had all counterparties failed completely to perform according to the terms of the existing contracts, we would have had the right to offset $13.9 million against amounts outstanding under our Revolving Credit Facility at September 30, 2020.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) and under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

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

To the extent that the COVID-19 pandemic continues to negatively impact demand and OPEC members and other oil exporting nations fail to take actions aimed at supporting and stabilizing commodity prices, we expect there to be excess supply of oil and natural gas for a sustained period. This excess supply could, in turn, result in transportation and storage capacity constraints, as well as shut-ins and production curtailment in the United States. If, in the future, our transportation and/or storage capacity becomes constrained, we may be required to shut-in wells or curtail production, which may adversely affect our business, financial condition and results of operations.

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

We are currently out of compliance with the NYSE minimum share price and market capitalization requirements and are at risk of the NYSE delisting our Common Stock, which would have an adverse impact on the trading volume, liquidity and market price of our Common Stock.

On August 31, 2020, the Company, received the Market Cap Notice from the NYSE that the Company no longer satisfies the continued listing compliance standards set forth under Section 802.01B of the Manual because the average global market capitalization of the Company was less than $50,000,000 over a consecutive 30 trading-day period that ended on August 28, 2020 and, at the same time, the Company’s stockholders’ equity was less than $50,000,000.

Under NYSE procedures, the Company had 45 days from its receipt of the Market Cap Notice to submit a plan to the NYSE demonstrating how it intends to regain compliance with the NYSE’s continued listing standards within 18 months. The Company submitted its plan to regain compliance with the listing standards within the required timeframe.

In addition, on October 13, 2020, the Company received the Share Price Notice from the NYSE that the Company no longer satisfied the continued listing compliance standards set forth under Section 802.01C of the Manual because the average closing price of the Common Stock was below $1.00 over a 30 consecutive trading-day period that ended October 12, 2020. Under the NYSE’s rules, the Company has six months following receipt of the Share Price Notice to regain compliance with the minimum share price requirement.

The Company notified the NYSE of its intent to cure the Share Price Deficiency and return to compliance with the NYSE’s continued listing requirements. The Company can regain compliance at any time during the six-month cure period if on the last trading day of any calendar month during the cure period, the Common Stock has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month.

Under NYSE rules, the Common Stock, will continue to be listed on the NYSE during the cure periods described above, subject to the Company’s compliance with other continued listing requirements. The Common Stock’s trading symbol “AMPY” was assigned a “.BC” indicator by the NYSE to signify that the Company currently is not in compliance with the NYSE’s continued listing requirements. If the Company fails to regain compliance with Sections 802.01B or 802.01C, as applicable, of the Manual during the applicable cure periods, the Common Stock will be subject to the NYSE’s suspension and delisting procedures.

If the Company fails to regain compliance with Sections 802.01B or 802.01C during the cure periods described above, the Common Stock will be subject to the NYSE’s suspension and delisting procedures. Any such delisting could affect the market liquidity of our Common Stock, and, accordingly, the market price of our Common Stock could decrease. A delisting of our Common Stock from the NYSE could negatively impact us as it would likely reduce the liquidity and market price of our Common Stock; reduce the number of investors willing to hold or acquire our Common Stock; and negatively impact our ability to access equity markets and obtain financing.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes our repurchase activity during the three months ended September 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
				(In thousands)
Common Shares Repurchased (1)
July 1, 2020 - July 31, 2020	2,115	$1.25	—	n/a
August 1, 2020 - August 31, 2020	1,894	$1.22	—	n/a
September 1, 2020 - September 30, 2020	—	$—	—	n/a

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

Exhibit Number		Description
3.2	—

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

Amplify Energy Corp.
(Registrant)

Date: November 5, 2020	By:	/s/ Martyn Willsher
	Name:	Martyn Willsher
	Title:	Interim Chief Executive Officer, Senior Vice President and Chief Financial Officer

Date: November 5, 2020	By:	/s/ Denise DuBard
	Name:	Denise DuBard
	Title:	Vice President and Chief Accounting Officer