Form 10-K
period 2020-12-31
Amplify Energy Corp.
filed 2021-03-11
CIK 1533924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐    No  ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $33.2 million on June 30, 2020, based on $1.23 per share, the last reported sales price of the shares on the New York Stock Exchange on such date.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☑   No  ☐

As of February 26, 2021, the registrant had 37,943,167 outstanding shares of Common Stock, $0.01 par value per share.

Documents Incorporated By Reference: Portions of the registrant’s definitive proxy statement relating to its 2021 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2020, are incorporated by reference to the extent set forth in Part III, Items 10-14 of this Form 10-K.

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

Proved Undeveloped Reserves: Proved oil and natural gas reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

Realized Price: The cash market price less all expected quality, transportation and demand adjustments.

Recompletion: The completion for production of an existing wellbore in another formation from that which the well has been previously completed.

Reliable Technology: Reliable technology is a grouping of one or more technologies (including computational methods) that has been field-tested and has been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.

Reserve Life: A measure of the productive life of an oil and natural gas property or a group of properties, expressed in years. Reserve life is calculated by dividing proved reserve volumes at year end by production volumes. In our calculation of reserve life, production volumes are adjusted, if necessary, to reflect property acquisitions and dispositions.

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

•

“Company,” “we,” “our,” “us” or like terms refers to Amplify Energy Corp. for periods presented after the effective date of the Merger (as defined below) and to Legacy Amplify for periods presented prior to effective date of the Merger;

•

“Legacy Amplify” refers to Amplify Energy Holding LLC (f/k/a Amplify Energy Corp.), the successor reporting Company of Memorial Production Partners LP, which is now a wholly owned subsidiary of Amplify Energy Corp.;

•	“Midstates” refers to Midstates Petroleum Company, Inc., which on the effective date of the Merger (as defined below) changed its name to “Amplify Energy Corp.”; and
•	“OLLC” refers to Amplify Energy Operating LLC, our wholly owned subsidiary through which we operate our properties.

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

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those highlighted in this section titled “Risk Factors” and summarized below. We have various categories of risks, including risks related to our business and industry, risks related to information technology, data security and privacy, risks related to legal, regulatory, accounting, and tax matters, risks related to our Common Stock, and risks related to our Revolving Credit Facility, which are discussed more fully below. As a result, this risk factor summary does not contain all of the information that may be important to you, and you should read this risk factor summary together with the more detailed discussion of risks and uncertainties set forth following this section under the heading “Risk Factors,” as well as elsewhere in this Annual Report. These risks include, but are not limited to, the following:

•

Oil, natural gas and NGL prices are volatile, due to factors beyond our control, and greatly affect our business, results of operations and financial condition. Any decline in, or sustained low levels of oil, natural gas and NGL prices will cause a decline in our cash flow from operations, which could materially and adversely affect our business, results of operations and financial condition.

•

If commodity prices decline further or remain depressed for a prolonged period, a significant portion of our development projects may become uneconomic and cause further write downs of the value of our oil and natural gas properties, which may adversely affect our financial condition and our ability to fund our operations.

•

The oversupply of oil and natural gas and lower demand caused by COVID-19 pandemic, the failure of oil producing countries to sufficiently curtail production and general global economic instability may result in transportation and storage constraints, reduced production or the shut-in of our producing wells, any of which would adversely affect our business, financial condition and results of operations.

•	Our business operations, financial position, results of operations, and cash flows have been and may be adversely affected by the COVID-19 pandemic.
•

We may be unable to maintain compliance with the covenants in the Revolving Credit Facility, which could result in an event of default thereunder that, if not cured or waived, would have a material adverse effect on our business.

•

Restrictive covenants in our Revolving Credit Facility could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.

•	Our variable rate indebtedness subjects us to interest rate risks, which could cause our debt service obligation to increase significantly.
•

Our estimated reserves and future production rates are based on many assumptions that may turn out to be inaccurate. Any material inaccuracies in our reserve estimates or underlying assumptions will materially affect the quantities and present value of our estimated reserves.

•	The failure to replace our proved oil and natural gas reserves could adversely affect our business, financial condition, results of operations production and cash flows.
•	Many of our properties are in areas that may have been partially depleted or drained by offset wells.
•

Our expectations for future development activities are planned to be realized over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of such activities.

•	The inability of our significant customers to meet their obligations to us may adversely affect our financial results.
•	We are subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting our operations.
•

We are currently out of compliance with the NYSE minimum market capitalization requirement and are at risk of the NYSE delisting our Common Stock, which would have an adverse impact on the trading volume, liquidity and market price of our Common Stock.

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

When referring to Legacy Amplify, the intent is to refer to Amplify Energy Corp. prior to the Merger, and its consolidated subsidiaries as a whole or on an individual basis, depending on the context in which the statements are made. Legacy Amplify is the successor reporting company of Memorial Production Partners LP pursuant to Rule 15d-5 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Overview

Amplify Energy is an independent oil and natural gas company engaged in the acquisition, development, exploitation and production of oil and natural gas properties. Our management evaluates performance based on one reportable business segment, as the economic environments are not different within the operation of our oil and natural gas properties. Our business activities are conducted through OLLC, our wholly owned subsidiary, and its wholly owned subsidiaries. Our assets consist primarily of producing oil and natural gas properties located in Oklahoma, the Rockies, federal waters offshore Southern California, East Texas/North Louisiana, and Eagle Ford. Most of our oil and natural gas properties are located in large, mature oil and natural gas reservoirs.

The Company’s properties consist primarily of operated and non-operated working interests in producing and undeveloped leasehold acreage and working interests in identified producing wells. As of December 31, 2020:

•	Our total estimated proved reserves were approximately 113.8 MMBoe, of which approximately 41% were oil and 85% were classified as proved developed reserves;
•

We produced from 2,448 gross (1,354 net) producing wells across our properties, with an average working interest of 55% and the Company is the operator of record of the properties containing 92% of our total estimated proved reserves; and

•	Our average net production for the three months ended December 31, 2020 was 26.3 MBoe/d, implying a reserve-to-production ratio of approximately 12 years.

Industry Trends

In March 2020, the World Health Organization declared a global pandemic related to the proliferation of COVID-19. The impact of COVID-19 and efforts to mitigate its spread have caused significant volatility in U.S. and international markets and a substantial reduction in global and domestic demand for oil and natural gas. Actions by governmental authorities to mitigate the spread of COVID-19, such as imposing mandatory closures of all non-essential business facilities, seeking voluntary closures of business facilities, and imposing restrictions on, or advisories with respect to, travel, business operations and public gatherings or interactions, have further exacerbated the economic impact of the pandemic.

As a result of the pandemic, there has also been a sharp reduction in the demand for oil and natural gas and a precipitous decline in commodity prices, which were further impacted by disputes over production levels among oil-producing countries, the significant increase in production levels by such countries and limited storage capacity for natural gas, oil and refined products.

In response to the unprecedented and extremely low commodity prices, the Company executed several liquidity enhancement initiatives to better position the Company through the downturn, including significant decreases to operating and G&A expenses, substantial reductions to capital programs, the monetization of a portion of the Company’s 2021 in-the-money crude oil hedges, the receipt of loan proceeds from the federal government’s Paycheck Protection Program, royalty relief at the Company’s Beta Properties (defined below) and the suspension of the quarterly dividend, among other things. The successful realization and execution of our liquidity enhancing initiatives, coupled with a disciplined commodity hedging program, have substantially mitigated the impact of the pandemic on the Company’s operational and financial results and demonstrated the sustainable value of our long-lived, low-decline assets.

Despite the gradual recovery in commodity prices in the second half of 2020 and the expectation of a successful phased rollout of a vaccine in 2021, we have continued our commitment to operating in a disciplined, capital efficient manner, and we remain committed to the responsible stewardship of our assets and to continue focusing on maximizing cash flows, further reducing debt, delivering low-cost capital efficient operations, and generating shareholder value. We will continue to monitor developments regarding the pandemic, the distribution of the vaccination and changes in market conditions as we pursue our business and strategic objectives.

Recent Developments

Appointment of Chief Executive Officer and Director

On January 19, 2021, the Company appointed Mr. Martyn Willsher as the Company’s President and Chief Executive Officer and member of the board of directors. Mr. Willsher had served as the Company’s Interim Chief Executive Officer since April 3, 2020 and Senior Vice President and Chief Financial Officer since April 27, 2018.

Appointment of Senior Vice President and Chief Financial Officer

On January 19, 2021, the Company appointed Mr. Jason McGlynn as the Company’s Senior Vice President and Chief Financial Officer. Mr. McGlynn had served as the Company’s Vice President of Business Development since February 3, 2020.

Resignation of Chairman of the Board of Directors

On January 19, 2021, Mr. David H. Proman announced his resignation from his position as Chairman of the board of directors of the Company. Mr. Proman retained his seat as a member of the board of directors.

Appointment of Chairman of the Board of Directors

Concurrently with Mr. Proman’s resignation, the board of directors unanimously approved and appointed Mr. Christopher W. Hamm as the Company’s new Chairman of the board of directors.

Appointment of Director to the Board of Directors

On February 10, 2021, Ms. Patrice Douglas was appointed as a member of the Company’s board of directors and will also serve on the Company’s audit committee.

Secondary Public Offering of Common Stock for Selling Stockholders

On December 11, 2020, certain selling stockholders of the Company (the “Selling Stockholders”), Roth Capital Partners, LLC (the “Underwriter”) and the Company entered into an underwriting agreement, pursuant to which the Selling Stockholders agreed to sell to the Underwriter, and the Underwriter agreed to purchase from the Selling Stockholders, subject to and upon the terms and conditions set forth therein, an aggregate of 8,548,485 shares of common stock, par value $0.01 per share of the Company (“Common Stock”). The offering closed on December 15, 2020. The Company did not receive any proceeds from the sale of shares of Common Stock in the offering.

The offering was made pursuant to effective shelf registration statements (File No. 333-233677, effective October 11, 2019, and 333-215602, effective May 1, 2018) and prospectuses filed by the Company with the SEC. The offering of these securities was made only by means of a prospectus and prospectus supplement.

Borrowing Base Redetermination

On November 18, 2020, as part of the Company’s fall 2020 semiannual borrowing base redetermination, the borrowing base and lender commitments under the Company’s credit agreement among wholly owned subsidiaries of the Company, Bank of Montreal, as administrative agent, and other lenders party thereto (as amended from time to time, the “Revolving Credit Facility”) reaffirmed the borrowing base at $260.0 million, with the next such redetermination scheduled for spring 2021. The Revolving Credit Facility is a reserve-based revolving credit facility with a maturity date of November 2, 2023, and semiannual borrowing base redeterminations.

Notice of Non-Compliance with New York Stock Exchange (“NYSE”) Continued Listing Standards

On August 31, 2020, the Company, received written notification (the “Market Cap Notice”) from the NYSE that the Company no longer satisfied the continued listing compliance standards set forth under Section 802.01B of the NYSE Listed Company Manual (the “Manual”) because the average global market capitalization of the Company was less than $50,000,000 over a consecutive 30 trading-day period that ended on August 28, 2020 and, at the same time, the Company’s stockholders’ equity was less than $50,000,000 (the “Market Cap Deficiency”).

Under NYSE procedures, the Company had 45 days from its receipt of the Market Cap Notice to submit a plan to the NYSE demonstrating how it intends to regain compliance with the NYSE’s continued listing standards within 18 months. The Company submitted its plan to regain compliance with the listing standards within the required timeframe.

In addition, on October 13, 2020, the Company received written notification (the “Share Price Notice”) from the NYSE that the Company no longer satisfied the continued listing compliance standards set forth under Section 802.01C of the Manual because the average closing price of the Company’s Common Stock was below $1.00 over a 30 consecutive trading-day period that ended October 12, 2020 (the “Share Price Deficiency”). Under the NYSE’s rules, the Company had six months following receipt of the Share Price Notice to regain compliance with the minimum share price requirement.

The Company notified the NYSE of its intent to cure the Share Price Deficiency and return to compliance with the NYSE’s continued listing requirements. On January 4, 2021, the Company received written notification from the NYSE that the Company regained compliance with the NYSE’s continued listing standards. The Company regained compliance after its average closing price for the 30 trading-day period ended December 31, 2020 and its closing price on December 31, 2020 both exceeded $1.00 per share.

Under NYSE rules, the Common Stock will continue to be listed on the NYSE during the cure period related to the Market Cap Deficiency, subject to the Company’s compliance with other continued listing requirements. The Common Stock’s trading symbol “AMPY” was assigned a “.BC” indicator by the NYSE to signify that the Company currently is not in compliance with the NYSE’s continued listing requirements. If the Company fails to regain compliance with Sections 802.01B of the Manual during the cure period, the Common Stock will be subject to the NYSE’s suspension and delisting procedures.

Properties

We engaged Cawley, Gillespie and Associates, Inc. (“CG&A”), our independent reserve engineers, to prepare our reserves estimates for all of our proved reserves at December 31, 2020 and 2019. The following table summarizes information, based on a reserve report prepared by CG&A (which we refer to as our “reserve report”), about our proved oil and natural gas reserves by geographic region as of December 31, 2020 and our average net production for the three months ended December 31, 2020:

	Estimated Net Proved Reserves					Average Net Production		Average Reserve-to	Producing Wells
Region	MMBoe (1)	% Oil and NGL	% Natural Gas	% Proved Developed	Standardized Measure (2)	MBoe/d	% of Total	Production Ratio (3)	Gross	Net
					(in millions)			(Years)
Oklahoma	39.3	49%	51%	80%	$96	7.5	28%	14.4	335	242
Rockies	21.2	100%	0%	87%	47	4.0	15%	14.4	137	137
California	16.7	100%	0%	66%	59	3.6	14%	12.7	53	53
East Texas/ North Louisiana	34.4	25%	75%	100%	78	10.4	39%	9.1	1,609	899
Eagle Ford	2.2	91%	9%	54%	18	0.8	3%	7.6	314	23
Total	113.8	60%	40%	85%	$298	26.3	100%	11.8	2,448	1,354

(1)

Determined using a ratio of six Mcf of natural gas to one Bbl of oil, condensate or NGLs based on an approximate energy equivalency. This is an energy content correlation and does not reflect a value or price relationship between the commodities.

(2)

Standardized measure is calculated in accordance with Accounting Standards Codification, or ASC, Topic 932, Extractive Activities—Oil and Gas, and is calculated using SEC pricing, before market differentials, of $39.57/Bbl for crude oil and NGLs and $1.99/MMBtu for natural gas.

(3)

The average reserve-to-production ratio is calculated by dividing estimated net proved reserves as of December 31, 2020 by the annualized average net production for the three months ended December 31, 2020.

Our Areas of Operation

Oklahoma

Approximately 34% of our estimated proved reserves as of December 31, 2020 and approximately 28% of our average daily net production for the three months ended December 31, 2020 were located in the Oklahoma region. Our Oklahoma properties include wells and properties primarily located in Alfalfa and Woods counties in Oklahoma. Those properties collectively contained 39.3 MMBbls of estimated net proved reserves as of December 31, 2020 based on our reserve report and generated average net production of 7.5 MBoe/d for the three months ended December 31, 2020.

Rockies

Approximately 19% of our estimated proved reserves as of December 31, 2020 and approximately 15% of our average daily net production for the three months ended December 31, 2020 were located in the Rockies region. Our Rockies properties include wells and properties primarily located in the Lost Soldier and Wertz fields in Wyoming at our Bairoil complex. Our Rockies properties contained 21.2 MMBbls of estimated net proved oil and NGLs reserves as of December 31, 2020 based on our reserve report and generated average net production of 4.0 MBoe/d for the three months ended December 31, 2020.

California

Approximately 15% of our estimated proved reserves as of December 31, 2020 and approximately 14% of our average daily net production for the three months ended December 31, 2020 were located in federal waters offshore Southern California. These properties (the “Beta Properties”) consist of: 100% of the working interests and currently 87.6% average net revenue interest in three Pacific Outer Continental Shelf lease blocks (P-0300, P-0301 and P-0306) (referred to as the “Beta Unit”), in the Beta field located in federal waters approximately 11 miles offshore from the Port of Long Beach, California. Our Beta Properties contained 16.7 MMBbls of estimated net proved oil reserves as of December 31, 2020 based on our reserve report and generated average net production of 3.6 MBoe/d for the three months ended December 31, 2020. Oil and gas are produced from the Beta Unit via two production platforms, referred to as the Ellen and Eureka platforms, equipped with permanent drilling rigs and associated equipment. On a third platform, Elly, the oil, water and gas are separated, and the oil is prepared for sale, while the gas is burned as fuel for power and the water is recycled back into the reservoir for pressure maintenance. Sales quality oil is then pumped from the Elly platform to the Beta pump station located onshore at the Port of Long Beach, California via a 16-inch diameter oil pipeline, which extends approximately 17.5 miles. Amplify Energy’s wholly owned subsidiary, San Pedro Bay Pipeline Company, owns and operates the pipeline system.

On, June 24, 2020, the Bureau of Safety and Environmental Enforcement (“BSEE”) informed the Company that it had been approved for the Special Case Royalty Relief for the Company’s interests in the Beta Unit, effective beginning July 1, 2020. The royalty rates were reduced from 25% to 12.5% for two of the Company’s leases and from 16.67% to 8.33% for the remaining third lease. This resulted in the Company’s average net revenue interest increasing from 75.2% to 87.6%.

The Special Case Royalty Relief is subject to two key provisions related to commodity prices and capital investment. Special Case Royalty Relief will be suspended in months in which the weighted twelve-month average NYMEX oil and Henry Hub gas price exceeds $66.19 per BOE, which represents a 25% premium to the average realized price recognized by the Company during the qualification period of April 2019 to March 2020. The Special Case Royalty Relief would terminate in the event that the Company generates no benefit from the reduced rates due to the higher realized pricing for 12 consecutive months. In addition, Special Case Royalty Relief requires that during the two-year period ending June 30, 2022 (and annually thereafter), the cumulative amount of a) development costs and b) incremental royalties must exceed the value of the royalty relief benefits received by the Company for production volumes at or below the calculated production volume during the qualification period. Should this condition not be met, Special Case Royalty Relief will be terminated.

East Texas / North Louisiana

Approximately 30% of our estimated proved reserves as of December 31, 2020 and approximately 39% of our average daily net production for the three months ended December 31, 2020 were located in the East Texas/ North Louisiana region. Our East Texas/ North Louisiana properties include wells and properties primarily located in the Joaquin, Carthage, Willow Springs and East Henderson fields in East Texas. Those properties collectively contained 34.4 MMBoe of estimated net proved reserves as of December 31, 2020 based on our reserve report and generated average net production of 10.4 MBoe/d for the three months ended December 31, 2020.

Eagle Ford

Approximately 2% of our estimated proved reserves as of December 31, 2020 and approximately 3% of our average daily net production for the three months ended December 31, 2020 were located in the Eagle Ford region. Our Eagle Ford properties include wells and properties in fields located primarily in the Eagleville fields. Our Eagle Ford properties contained 2.2 MMBoe of estimated net proved reserves as of December 31, 2020 based on our reserve report. Those properties collectively generated average net production of 0.8 MBoe/d for the three months ended December 31, 2020.

Our Oil and Natural Gas Data

Our Reserves

Internal Controls. Our proved reserves were estimated at the well or unit level for reporting purposes by CG&A, our independent reserve engineers. The Company maintains internal evaluations of our reserves in a secure reserve engineering database. CG&A interacts with the Company’s internal petroleum engineers and geoscience professionals in each of our operating areas and with operating, accounting, and marketing employees to obtain the necessary data to prepare the Company’s proved reserves report. Reserves are reviewed and approved internally by our senior management on an annual basis and evaluated by our lender group on at least a semi-annual basis in connection with borrowing base redeterminations under our Revolving Credit Facility. Our reserve estimates are prepared by CG&A at least annually.

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

Mr. Lopez has over 15 years of corporate reserve reporting experience. Mr. Lopez joined the Company as Vice President of Corporate Reserves in June 2018 and currently serves as the Company’s Senior Vice President of Engineering, Exploitation and Information Technology. Prior to that Mr. Lopez was Vice President of Acquisitions and Engineering for EnerVest, Ltd., where he managed the corporate reserve reporting process and the financial planning & analysis department. Mr. Lopez is a graduate of West Virginia University and holds a B.S. in Petroleum and Natural Gas Engineering. Mr. Lopez is an active member of the Society of Petroleum Engineers.

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

Mr. Brooker graduated with honors from the University of Texas at Austin in 1989 with a Bachelor of Science degree in Petroleum Engineering and is a registered Professional Engineer in the State of Texas. He is also a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers and the Society of Petroleum Evaluation Engineers.

Estimated Proved Reserves

The following table presents the estimated net proved oil and natural gas reserves attributable to our properties and the standardized measure associated with the estimated proved reserves attributable to our properties as of December 31, 2020, based on the prepared reserve report by CG&A, our independent reserve engineers. The standardized measure shown in the table is not intended to represent the current market value of our estimated oil and natural gas reserves.

	Reserves
	Oil	Natural Gas	NGLs	Total
	(MBbls)	(MMcf)	(MBbls)	(MBoe) (1)
Estimated Proved Reserves
Developed	35,613	252,218	19,009	96,658
Undeveloped	11,063	21,921	2,475	17,191
Total	46,676	274,139	21,484	113,849

Proved developed reserves as a percentage of total proved reserves				85%

Standardized measure (in thousands) (2)				$298

Oil and Natural Gas Prices (3)
Oil – WTI per Bbl				$39.57
Natural gas – Henry Hub per MMBtu				$1.99

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

Development of Proved Undeveloped Reserves

As of December 31, 2020, we had 17.2 MMBoe of proved undeveloped reserves comprised of 11.1 MMBbls of oil, 21.9 Bcfe of natural gas and 2.5 MMBbls of NGLs. None of our proved undeveloped reserves (“PUDs”) as of December 31, 2020 are scheduled to be developed on a date more than five years from the date the reserves were initially booked as PUDs. PUDs will be converted from undeveloped to developed as the applicable wells begin production.

Changes in PUDs that occurred during 2020 were due to:

•	Reserve adds of 0.2 MMBoe;
•	Reserve drops including price revisions of 15.8 MMBoe; and
•	Performance revisions including royalty relief of 0.5 MMBoe.

Approximately 0.4% (0.1 MMBoe) of our PUDs recorded as of December 31, 2019 were developed during the twelve months ended December 31, 2020. Total costs incurred to develop these PUDs were approximately $0.7 million, all of which was incurred in fiscal year 2020. In total, we incurred total capital expenditures of approximately $3.3 million during fiscal year 2020 developing PUDs, which includes $2.6 million associated with PUDs to be completed in 2021. Based on our current expectations of our cash flows, we believe that we can fund the drilling of our current PUD inventory and our expansions in the next five years from our cash flow from operations and borrowings under our Revolving Credit Facility. For a more detailed discussion of our liquidity position, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Reserves sensitivity

Historically, commodity prices have been extremely volatile and due to the changes in the market with the impact of COVID-19, we expect this volatility to continue for the foreseeable future. For example, for the five years ended December 31, 2020, the NYMEX-WTI oil future price ranged from a high of $76.41 per Bbl to a low of $(37.63) per Bbl, while the NYMEX-Henry Hub natural gas future price ranged from a high of $4.84 per MMBtu to a low of $1.48 per MMBtu. For the year ended December 31, 2020, the WTI posted price ranged from a high of $63.27 per Bbl on January 6, 2020 to a low of $(37.63) per Bbl on April 20, 2020 and the NYMEX-Henry Hub market price ranged from a high of $3.35 per MMBtu on October 30, 2020 to a low of $1.48 per MMBtu on June 25, 2020. The continuation of low prices for oil or natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital.

The following sensitivity is provided to illustrate the value of our proved developed reserves at pricing that is more representative of the current market. Our year end proved developed standardized measure at SEC pricing was $239.2 million. With an oil price of $50.00 and natural gas price of $2.70 our proved developed standardized measure would increase to $566.2 million. There is no assurance that these prices will actually be achieved.

Production, Revenue and Price History

For a description of our and Legacy Amplify’s historical production, revenues, and average sales prices and per unit costs, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

The following tables summarize our average net production, average unhedged sales prices by product and average production costs (not including ad valorem and severance taxes) by geographic region for the years ended December 31, 2020 and 2019, respectively:

	For the Year Ended December 31, 2020
	Oil		NGLs		Natural Gas		Total
		Average		Average		Average		Average	Lease
	Production	Sales	Production	Sales	Production	Sales	Production	Sales	Operating
	Volumes	Price	Volumes	Price	Volumes	Price	Volumes	Price	Expense
	(MBbls)	($/Bbl)	(MBbls)	($/Bbl)	(MMcf)	($/Mcf)	(MBoe)	($/Boe)	($/Boe)
Oklahoma	687	$36.84	857	$10.75	9,395	$0.93	3,109	$13.90	$6.14
Rockies	1,493	34.55	—	—	—	—	1,493	34.55	28.84
California	1,255	36.10	—	—	—	—	1,255	36.10	27.98
East Texas/ North Louisiana	198	35.37	836	12.52	17,905	1.87	4,018	12.68	4.33
Eagle Ford	254	35.75	32	11.99	173	2.01	315	31.14	16.05
Total	3,887	$35.58	1,725	$11.63	27,473	$1.55	10,190	$19.71	$11.75

Average net production (MBoe/d)							27.8

	For the Year Ended December 31, 2019
	Oil		NGLs		Natural Gas		Total
		Average		Average		Average		Average	Lease
	Production	Sales	Production	Sales	Production	Sales	Production	Sales	Operating
	Volumes	Price	Volumes	Price	Volumes	Price	Volumes	Price	Expense
	(MBbls)	($/Bbl)	(MBbls)	($/Bbl)	(MMcf)	($/Mcf)	(MBoe)	($/Boe)	($/Boe)
Oklahoma	372	$54.81	439	$14.14	4,822	$0.95	1,614	$19.30	$6.72
Rockies	1,381	50.72	63	38.80	—	—	1,445	$50.20	$30.49
California	1,132	58.38	—	—	—	—	1,132	58.38	39.63
East Texas/ North Louisiana	218	55.77	812	16.35	21,495	2.52	4,612	17.28	4.40
Eagle Ford	395	61.44	29	14.31	172	2.81	453	55.59	8.56
Total	3,498	$55.16	1,343	$16.64	26,489	$2.24	9,256	$29.67	$13.39

Average net production (MBoe/d)							25.4

Productive Wells

Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we own an interest and net wells are the sum of our fractional working interests owned in gross wells. The following table sets forth information relating to the productive wells in which we owned a working interest as of December 31, 2020.

	Oil		Natural Gas
	Gross	Net	Gross	Net
Operated	469	431	972	809
Non-operated	408	38	599	76
Total	877	469	1,571	885

Developed Acreage

Acreage related to royalty, overriding royalty and other similar interests is excluded from this summary. As of December 31, 2020, substantially all of our leasehold acreage was held by production. The following table sets forth information as of December 31, 2020 relating to our leasehold acreage.

Region	Developed Acreage (1)
	Gross (2)	Net (3)
Oklahoma	112,221	94,464
Rockies	6,653	6,653
California	17,280	17,280
East Texas/ North Louisiana	256,947	195,479
Eagle Ford	14,167	811
Total	407,268	314,687

(1)	Developed acres are acres spaced or assigned to productive wells or wells capable of production.
(2)	A gross acre is an acre in which we own a working interest. The number of gross acres is the total number of acres in which we own a working interest.
(3)

A net acre is deemed to exist when the sum of our fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Undeveloped Acreage

The following table sets forth information as of December 31, 2020 relating to our undeveloped leasehold acreage (including the remaining terms of leases and concessions).

	Undeveloped		Net Acreage Subject to
Region	Acreage		Lease Expiration by Year
	Gross (1)	Net (2)	2021	2022
Oklahoma	21,442	6,456	3,849	—
East Texas/ North Louisiana	—	—	18	—
Total	21,442	6,456	3,867	—

(1)	A gross acre is an acre in which we own a working interest. The number of gross acres is the total number of acres in which we own a working interest.
(2)

A net acre is deemed to exist when the sum of our fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Drilling Activities

Our drilling activities primarily consist of development wells. The following table sets forth information with respect to (i) wells drilled and completed during the periods indicated and (ii) wells drilled in a prior period but completed during the periods indicated. The information should not be considered indicative of future performance, nor should a correlation be assumed between the number of productive wells drilled, quantities of reserves found or economic value. At December 31, 2020, 48 gross (1 net) wells were in various stages of completion.

	For the Year Ended December 31,
	2020		2019
	Gross	Net	Gross	Net
Development wells:
Productive	22.0	1.0	32.0	1.8
Dry	—	—	—	—
Exploratory wells:
Productive	—	—	—	—
Dry	—	—	—	—
Total wells:
Productive	22.0	1.0	32.0	1.8
Dry	—	—	—	—
Total	22.0	1.0	32.0	1.8

Delivery Commitments

We have no commitments to deliver a fixed and determinable quantity of our oil or natural gas production in the near future under our existing sales contracts.

We have entered into a long-term gas gathering agreement associated with a certain portion of our East Texas production with a third-party midstream service provider that has volumetric requirements. We also have a long-term contract associated with our NGL production in Oklahoma that is subject to a volume obligation. Information regarding our delivery commitments under these contracts is contained in Note 16 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data,” contained herein.

Operations

General

As of December 31, 2020, the Company is the operator of record of properties containing 92% of our total estimated proved reserves. We design and manage the development, recompletion and/or workover operations, and supervise other operation and maintenance activities, for all of the wells we operate. We do not own the drilling rigs or other oil field services equipment used for drilling or maintaining wells on our onshore properties; independent contractors provide all the equipment and personnel associated with these activities. Our Beta platforms have permanent drilling systems in place.

Marketing and Major Customers

The following individual customers each accounted for 10% or more of our total reported revenues for the period indicated:

	For the Year Ended
	December 31,
	2020	2019
Major customers:
Phillips 66	23%	27%
Sinclair Oil & Gas Company	21%	21%
BP America Production Company	17%	13%

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

Derivative Activities

We enter into commodity derivative contracts with unaffiliated third parties, generally lenders under our Revolving Credit Facility or their affiliates, to achieve more predictable cash flows and to reduce our exposure to fluctuations in oil and natural gas prices. We intend to enter into commodity derivative contracts at times and on terms desired to maintain a portfolio of commodity derivative contracts covering at least 30% - 60% of our estimated production from total proved developed producing reserves over a one-to-three-year period at any given point of time. Additionally, to satisfy the hedging covenants in our Revolving Credit Facility, we are expected to hedge 65% and 45% of our estimated production from total proved developed reserves for calendar years 2021 and 2022, respectively. We may, however, from time to time, hedge more or less than this approximate amount.

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

Hydraulic Fracturing

We use hydraulic fracturing as a means to maximize the productivity of almost every well that we drill and complete, except in our offshore wells. Hydraulic fracturing is a necessary part of the completion process because our properties are dependent upon our ability to effectively fracture the producing formations in order to produce at economic rates. Our proved non-producing and proved undeveloped reserves make up 22.7% of the total proved reserves with approximately 57% of these requiring hydraulic fracturing as of December 31, 2020.

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

Insurance

In accordance with customary industry practice, we maintain insurance against many, but not all, potential losses or liabilities arising from our operations and at costs that we believe to be economic. We regularly review our risks of loss and the cost and availability of insurance and revise our insurance accordingly. Our insurance does not cover every potential risk associated with our operations, including the potential loss of significant revenues. We can provide no assurance that our coverage will adequately protect us against liability from all potential consequences, damages and losses. We currently have insurance policies that include the following:

• Commercial General Liability;	• Oil Pollution Act Liability;
• Primary Umbrella / Excess Liability;	• Pollution Legal Liability;
• Property;	• Charterer’s Legal Liability;
• Workers’ Compensation;	• Non-Owned Aircraft Liability;
• Employer’s Liability;	• Automobile Liability;
• Maritime Employer’s Liability;	• Directors & Officers Liability;
• U.S. Longshore and Harbor Workers’;	• Employment Practices Liability;
• Energy Package/Control of Well;	• Crime; and
• Loss of Production Income (offshore only);	• Fiduciary Liability.

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

Under certain environmental laws that impose strict as well as joint and several liability, we may be required to remediate contaminated properties currently or formerly owned or operated by us or facilities of third parties that received waste generated by our operations regardless of whether such contamination resulted from the conduct of others or from consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety impacts of our operations. Moreover, public interest in the protection of the environment has increased in recent years. New laws and regulations continue to be enacted, particularly at the state level, and, under the Biden Administration, the long-term trend of more expansive and stringent environmental legislation and regulations applied to the crude oil and natural gas industry could continue, resulting in increased costs of doing business and consequently affecting profitability. To the extent laws are enacted or other governmental action is taken that restricts drilling or imposes more stringent and costly operating, waste handling, disposal and cleanup requirements, our business, prospects, financial condition or results of operations could be materially adversely affected.

The following is a summary of the more significant existing environmental, occupational health and safety laws and regulations to which our business operations are subject and for which compliance may have a material adverse impact on our capital expenditures, results of operations or financial position.

BOEM & BSEE

Our oil and gas operations associated with our Beta Properties are conducted on offshore leases in federal waters. The Bureau of Ocean Energy Management (“BOEM”) and the BSEE have broad authority to regulate our oil and gas operations associated with our Beta Properties.

BOEM is responsible for managing environmentally and economically responsible development of the nation’s offshore resources. Its functions include offshore leasing, resource evaluation, review and administration of oil and gas exploration and development plans, renewable energy development, National Environmental Policy Act (“NEPA”) analysis and environmental studies. Lessees must obtain BOEM approval for exploration, development and production plans prior to the commencement of offshore operations. BOEM generally requires that lessees have substantial net worth, post supplemental bonds or provide other acceptable assurances that the obligations will be met. In October 2020, BOEM and BSEE issued a proposed rule to clarify, streamline, and provide greater transparency to financial assurance requirements, including streamlining the evaluation criteria for determining if and when additional security is required for Outer Continental Shelf (“OCS”) leases, pipeline rights-of-way and rights-of-use and easement and revising the process for issuing decommissioning obligations for facilities on the OCS. The new criteria may require lessees or operators to take additional steps to demonstrate that they have the financial ability to carry out their lease obligations. It is unclear whether BOEM and BSEE will finalize this rule under the Biden Administration.

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

In November 2018, a federal court prohibited BOEM and BSEE from approving any plans or issuing permits involving hydraulic fracturing and/or acid well stimulation on the Pacific OCS until the agencies complete consultation with the U.S. Fish and Wildlife Service under the Endangered Species Act (the “ESA”) and submit a consistency determination under the Coastal Zone Management Act to the California Coastal Commission. Although we do not use either hydraulic fracturing or acid stimulation routinely in connection with our operations on the Beta Properties, delays in the approval or refusal of plans and issuance of permits by BOEM or BSEE because of staffing, economic, environmental, legal or other reasons (or other actions taken by BOEM or BSEE) could adversely affect our offshore operations. The requirements imposed by BOEM and BSEE regulations are frequently changed and subject to new interpretations. Also, in addition to permits and approvals required by BOEM and BSEE, approvals and permits are required from other agencies for the oil and gas operations associated with our Beta Properties, such as the U.S. Coast Guard, the EPA, U.S. Department of Transportation and the South Coast Air Quality Management District.

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

Water Discharges

The Federal Water Pollution Control Act (the “Clean Water Act”), the Safe Drinking Water Act (“SDWA”), the OPA and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including oil and hazardous substances, into navigable waters of the United States, as well as state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. These laws and regulations also prohibit certain activity in wetlands unless authorized by a permit issued by the U.S. Army Corps of Engineers (“Corps”). In June 2015, the EPA and the Corps issued a rule to revise the definition of “waters of the United States” (“WOTUS”) for all Clean Water Act programs, which was repealed by the EPA on October 22, 2019 and became effective in December 2019. In January 2020, the EPA and the Corps announced the final rule, the Navigable Water Protection Rule (“NWPR”), revising the definition of WOTUS, which was published in April 2020 and went into effect in June 2020. The new definition narrows the scope of waters that are covered as jurisdictional. Several groups have already challenged the NWPR. At President Biden’s direction, the EPA and the Corps requested the litigation be stayed while the agencies review the NWPR. As a result, future implementation is uncertain at this time. To the extent a stay of this rule or the implementation of a revised rule expands the scope of the Clean Water Act's jurisdiction, or impacts available agency resources, the Company could face increased costs and/or delays with respect to obtaining permits for dredge and fill activities in wetland areas.

The EPA has also adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain individual permits or coverage under general permits for storm water discharges. Costs may be associated with the treatment of storm water or developing and implementing storm water pollution prevention plans, as well as for monitoring and sampling the storm water runoff from certain of our facilities. Some states also maintain groundwater protection programs that require permits or specify other requirements for discharges or operations that may impact groundwater conditions. These same regulatory programs may also limit the total volume of water that can be discharged, hence limiting the rate of development and requiring us to incur compliance costs. Additionally, we are required to develop and implement spill prevention, control and countermeasure plans, in connection with on-site storage of significant quantities of oil.

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

Hydraulic Fracturing

We use hydraulic fracturing extensively in our onshore operations, but not our offshore operations. Hydraulic fracturing is an essential and common practice in the oil and gas industry used to stimulate production of natural gas and/or oil from low permeability subsurface rock formations. Hydraulic fracturing involves using water, sand and certain chemicals to fracture the hydrocarbon-bearing rock formation to allow flow of hydrocarbons into the wellbore. While hydraulic fracturing has historically been regulated by state oil and natural gas commissions, the practice has become increasingly controversial in certain parts of the country, resulting in increased scrutiny and regulation. In June 2016, the EPA finalized wastewater pretreatment standards that prohibit onshore unconventional oil and natural gas extraction facilities from sending wastewater to publicly-owned treatment works. In July 2019, after a legal challenge by environmental groups, the EPA declined to revise these rules, and, for certain facilities, compliance was required by August 2019. This restriction of disposal options for hydraulic fracturing waste and other changes to environmental requirements may result in increased costs.

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

Certain governmental reviews have been conducted that focus on environmental aspects of hydraulic fracturing practices, which could lead to increased regulation. For example, in December 2016, the EPA released a study examining the potential for hydraulic fracturing activities to impact drinking water resources, finding that, under some circumstances, the use of water in hydraulic fracturing activities can impact drinking water resources. The EPA has also issued a draft study of onshore conventional and unconventional oil and gas extraction wastewater management, and conducted a study of private wastewater treatment facilities, also known as centralized waste treatment facilities, accepting oil and gas extraction wastewater. Other governmental agencies, including the U.S. Department of Energy, the U.S. Geological Survey, and the U.S. Government Accountability Office, have evaluated various other aspects of hydraulic fracturing. In addition, as discussed above, BOEM and BSEE completed a study in May 2016 regarding the potential environmental impacts of well-stimulation practices on the Pacific OCS. These studies could spur initiatives to further regulate hydraulic fracturing and could ultimately make it more difficult or costly for us to perform fracturing and increase our costs of compliance and doing business.

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

The New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAP”) programs under the CAA impose specific requirements affecting the oil and gas industry for emissions from compressors, controllers, dehydrators, storage vessels, natural gas processing plants, completions and certain other equipment. Periodic review and revision of these rules by federal and state agencies may require changes to our operations, including possible installation of new equipment to control emissions. We continuously evaluate the effect of new rules on our business. For example, in August 2019, the EPA issued a proposed rule to rescind the methane requirements for certain sources in the production and processing segments of the oil and gas industry; the rulemaking, known as the Reconsideration Rule, was finalized in September 2020. On January 20, 2021, President Biden issued an Executive Order directing the EPA to rescind the Reconsideration rule by September 2021. Separately, in September 2020, the EPA finalized the Review Rule rescinding requirements related to the regulations of methane emissions from the oil and natural gas industry. Both rules are subject to ongoing litigation; therefore, the scope of future obligations continues to remain uncertain. Similarly, in September 2018, the BLM issued a rule that relaxes or rescinds certain requirements of regulations it previously enacted to reduce methane emissions from venting, flaring, and leaks during oil and gas operations on public lands; this rule was invalidated in federal district court. Any future changes to the NSPS and NESHAP programs, and other air quality programs, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or utilize specific equipment or technologies to control emissions. Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs and could adversely impact our business.

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

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of states have taken legal measures to reduce emissions of GHGs, including through the planned development of GHGs emission inventories and/or regional GHGs cap and trade programs. In addition, on an international level, the United States was one of nearly 200 countries to sign an international climate change agreement in Paris, France that requires member countries to set their own GHG emission reduction goals beginning in 2020. However, the United States formally announced its intent to withdraw from the Paris Agreement in November 2019, which became effective in November 2020. On January 20, 2021, President Biden issued written notification to the United Nations of the United States’ intention to rejoin the Paris Agreement, which will become effective on February 19, 2021. In addition, various states and local governments vowed to continue to enact regulations to achieve the goals of the Paris Agreement.

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

National Environmental Policy Act

Oil and natural gas exploration and production activities on federal lands are subject to the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the U.S. Departments of the Interior and Agriculture, to evaluate major federal actions having the potential to significantly impact the human environment. In the course of such evaluations, an agency typically evaluates the potential direct, indirect and cumulative impacts of a proposed project. If impacts are considered significant, the agency will prepare a detailed environmental impact statement that is made available for public review and comment. In July 2020, the White House’s Council on Environmental Quality published a final rule to amend the NEPA implementing regulations intended to streamline the environmental review process, including shortening the time for review as well as eliminating the requirement to evaluate cumulative impacts. The new regulations are subject to ongoing litigation in several federal districts and thus potential impacts of this rule on our business are uncertain at this time. All of our current development and production activities, as well as proposed development plans, on federal lands, including those in the Pacific Ocean, require governmental permits that are subject to the requirements of NEPA. This environmental review process has the potential to delay the development of oil and natural gas projects. Authorizations under NEPA also are subject to protest, appeal or litigation, which can delay or halt projects.

Endangered Species Act and Migratory Bird Treaty Act

The federal ESA and analogous state statutes restrict activities that may adversely affect endangered and threatened species or their habitat. In August 2019, the U.S. Fish and Wildlife Service (the “FWS”) and National Marine Fisheries Service issued three rules amending implementation of the ESA regulations revising, among other things, the process for listing species and designating critical habitat. A coalition of states and environmental groups have challenged these rules and the litigation remains pending. In addition, on December 18, 2020, the FWS amended its regulations governing critical habitat designations. We anticipate the rule will be subject to litigation. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (“MBTA”) , which makes it illegal to, among other things, hunt, capture, kill, possess, sell, or purchase migratory birds, nests, or eggs without a permit. This prohibition covers most bird species in the U.S. On January 7, 2021, the Department of the Interior finalized a rule limiting application of the MBTA, however the Department of the Interior under President Biden delayed the effective date of the rule and opened a public comment period for further review. Future implementation of the rules implementing the ESA and the MBTA are uncertain. The designation of previously unidentified endangered or threatened species in areas where we operate could cause us to incur additional costs or become subject to operating delays, restrictions or bans. Numerous species have been listed or proposed for protected status in areas in which we currently, or could in the future, undertake operations. The presence of protected species in areas where we operate could impair our ability to timely complete or carry out those operations, lose leaseholds as we may not be permitted to timely commence drilling operations, cause us to incur increased costs arising from species protection measures, and, consequently, adversely affect our results of operations and financial position.

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

The Beta Properties include the San Pedro Bay Pipeline Company, which owns and operates an offshore crude oil pipeline. This pipeline is subject to regulation by the FERC under the Interstate Commerce Act and the Energy Policy Act of 1992. Tariff rates for liquids pipelines, which include both crude oil pipelines and refined products pipelines, must be just and reasonable and not unduly-discriminatory. FERC regulations require that interstate oil pipeline transportation rates and terms of service be filed with the FERC and posted publicly. The FERC has established a formulaic methodology for oil and liquids pipelines to change their rates within prescribed ceiling levels that are tied to an inflation index. The FERC reviews the formula every five years. Effective July 1, 2016, the current index for the five-year period ending July 2021 is the producer price index for finished goods plus an adjustment factor of 1.23 percent. The San Pedro Bay Pipeline Company uses the indexing methodology to change its rates.

The Outer Continental Shelf Lands Act requires that all pipelines operating on or across the OCS provide open access, non-discriminatory transportation service. BOEM/BSEE has established formal and informal complaint procedures for shippers that believe they have been denied open and nondiscriminatory access to transportation on the OCS.

The U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration (“PHMSA”) regulates the safety of all pipeline transportation in or affecting interstate or foreign commerce, including pipeline facilities on the OCS. The San Pedro Bay pipeline is subject to regulation by the PHMSA. In recent years, PHMSA has been active in proposing and finalizing additional regulations for natural gas and hazardous liquids pipelines. For example, in January 2017, PHMSA finalized new regulations for hazardous liquid pipelines that significantly extend and expand the reach of certain PHMSA integrity management requirements (i.e., periodic assessments, repairs and leak detection), regardless of the pipeline’s proximity to a high consequence areas (“HCA”). The final rule also requires all pipelines in or affecting an HCA to be capable of accommodating in-line inspection tools within the next 20 years. In addition, the final rule extends annual and accident reporting requirements to gravity lines and all gathering lines and also imposes inspection requirements on pipelines in areas affected by extreme weather events and natural disasters, such as hurricanes, landslides, floods, earthquakes, or other similar events that are likely to damage infrastructure. In addition, in April 2016, PHMSA proposed a rule regarding the safety of natural gas transmission pipelines and gas gathering pipelines. In October 2019, PHMSA issued a final rule on the natural gas transmission lines portion of the April 2016 rulemaking, but PHMSA has not yet issued a final rule on the gathering lines portion of the April 2016 rulemaking. If the pending gathering-pipeline portion of the rulemaking ultimately includes a final rule that applies similar requirements to gathering lines as the final rule for natural gas transmission lines, some gathering pipeline operators may be forced to reduce their allowable operating pressures, which would reduce the amount of capacity available to the Company. As PHMSA has yet to finalize this rulemaking as applied to gathering lines, however, it is uncertain what impact the final rule may have on the Company.

Moreover, effective April 2017, the PHMSA adopted new rules increasing the maximum administrative civil penalties for violation of the pipeline safety laws and regulations. PHMSA updates the maximum administrative civil penalties each year to account for inflation, and as of January 2021, the penalty limits are up to $222,504 per violation per day and up to $2,225,034 for a related series of violations. The PHMSA has also issued a final rule applying safety regulations to certain rural low-stress hazardous liquid pipelines that were not covered previously by some of its safety regulation. Federal and state legislative and regulatory initiatives relating to pipeline safety that require the use of new or more stringent safety controls or result in more stringent enforcement of applicable legal requirements could subject us to increased capital costs, operational delays and costs of operation.

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

Derivatives Regulation

Comprehensive financial reform legislation was signed into law by the President on July 21, 2010 (“Dodd-Frank Act”). This legislation called for the Commodities Futures Trading Commission (“CFTC”) to regulate certain markets for derivative products, including over-the-counter derivatives. The CFTC has issued several new relevant regulations and rulemakings to implement Dodd-Frank Act the mandate to cause significant portions of derivatives markets to clear through clearinghouses, along with other mandated changes. While some of these rules have been finalized, some have not and, as a result, the final form and timing of the implementation of the new regulatory regime affecting commodity derivatives remains uncertain.

In particular, on October 18, 2011, the CFTC adopted final rules under the Dodd-Frank Act establishing position limits for certain energy commodity futures and options contracts and economically equivalent swaps, futures and options. The CFTC’s final rules were challenged in court by two industry associations and were vacated and remanded by a federal district court. Subsequently, the CFTC proposed new rules in November 2013 and December 2016. In January 2020, the CFTC withdrew the 2013 and 2016 proposals, and issued a new proposed rule, which includes limits on positions in (1) certain “Core Referenced Futures Contracts,” including contracts for several energy commodities; (2) futures and options on futures that are directly or indirectly linked to the price of a Core Referenced Futures Contract, or to the same commodity for delivery at the same location as specified in that Core Referenced Futures Contract; and (3) economically equivalent swaps. The proposal also includes exemptions from position limits for bona fide hedging activities. The proposal is not yet final, and it remains subject to public comment and subsequent revision by the CFTC. Consequently, the impact of the proposed rule on the Company and its counterparties is uncertain at this time.

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

Human Capital

Employees and Labor Relations

At December 31, 2020, the Company had 189 employees, none of whom are represented by labor unions or covered by any collective bargaining agreement. We strive to create a high-performing culture and positive work environment that allows us to attract and retain a diverse group of talented individuals who can foster the Company’s success. To attract and retain top talent, our human resources programs are designed to reward and incentivize our employees through competitive compensation practices, our commitment to employee health and safety, training and talent development and commitment to diversity and inclusion.

Compensation

We operate in a highly competitive environment and have designed our compensation program to attract, retain and motivate talented and experienced individuals. Our compensation philosophy is designed to align our workforce’s interests with those of our stakeholders and to reward them for achieving the Company’s business and strategic objectives and driving shareholder value. We consider competitive market compensation paid by our peers and other companies comparable to the us in size, geographic location and operations in order to ensure compensation remains competitive and fulfills our goal of recruiting and retaining talented employees.

Safety

Safety is our highest priority, and we are dedicated to the wellbeing of our employees, contractors, business partners, stakeholders and the environment. We promote safety with a robust health and safety program, which includes employee orientation and training, contractor management, risk assessments, hazard identification and mitigation, audits, incident reporting and investigation, and corrective and preventative action development.

In addition, we employ environmental, health and safety personnel at each of our asset locations, who provide in-person safety training and regular safety meetings. We also utilize learning management software to provide safety training on a variety of topics, and we contract with third-party technical experts, as needed, to facilitate training on specialized topics that are unique to each of our areas of operation. Our Total Recordable Incident Rate (TRIR), a commonly used safety metric that normalizes injury rates among Company employees and contractors across companies of all sizes, has decreased from 0.34 in 2019 to zero in 2020. This is directly attributable to the Company’s and its employees’ commitment to and focus on safety.

Health and Wellness

We support our employees and their families by offering a robust package of health and welfare benefits, medical, dental, and vision insurance plans for employees and their families, life insurance and long-term disability plans, paid time off for holidays, vacation, sick leave, and other personal leave, and health and dependent care savings accounts. We also provide our employees with a 401(k) plan that includes a competitive company match, and employees have access to a variety of resources and services to help them plan for retirement.

In addition to these programs, we have several other programs designed to further promote the health and wellness of our employees, as well as an employee assistance program that offers counseling and referral services for a broad range of personal and family situations.

In response to the COVID-19 pandemic, commencing in the first quarter of 2020, we implemented proactive measures to protect the health and safety of our employees. These measures have included implementation of a COVID-19 leave program to allow employees to take time off when they or their family members contract COVID-19, implementation of health screenings, COVID-19 testing for our offshore workforce, allowing employees to work remotely to reduce the number of employees on site in our field areas to comply with social distancing guidelines, maintaining social distancing policies, requiring the use of masks in compliance with governmental mandates, frequently and extensively disinfecting common areas, performing contact tracing protocols, if and when necessary, and implementing quarantine requirements, among other things. We are committed to maintaining best practices with our COVID-19 response protocols and will continue to work under the guidance of public health officials to ensure a safe workplace as long as COVID-19 remains a threat to our employees and communities.

Training and Development

We are committed to the training and development of our employees. We believe that supporting our employees in achieving their career and development goals is a key element of our approach to attracting and retaining top talent. We encourage our employees to advance their knowledge and skills and to network with other professionals in order to pursue career advancement and potential future opportunities with the Company. Our employees are able to attend training seminars and off-site workshops or to join professional associations that will enable them to remain up-to-date on the latest changes and best practices in their respective fields.

Diversity and Inclusion

We are committed to providing a diverse and inclusive workplace and career development opportunities to attract and retain talented employees. We recognize that a diverse workforce provides the opportunity to obtain unique perspectives, experiences, ideas, and solutions to help our business succeed. To that end, we prohibit discrimination and harassment of any type and afford equal employment opportunities to employees and applicants without regard to race, color, religion, sex, national origin, age, disability, genetic information, veteran status, or any other basis protected by federal, state or local law. Further, we forbid retaliation against any individual who reports, claims, or makes a charge of discrimination or harassment, fraud, unethical conduct, or a violation of our Company policies. To sustain and promote an inclusive culture, we maintain a robust compliance program rooted in our Code of Business Conduct and Ethics and other Company policies, which provide policies and guidance on non-discrimination, anti-harassment, and equal employment opportunities. We require all employees to complete periodic training sessions on various aspects of our corporate policies through an annual acknowledgement and certification process.

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

Our business and operations are subject to many risks. The risks described below, in addition to the risks described in “Item 1. Business” of this annual report, may not be the only risks we face, as our business and operations may also be subject to risks that we do not yet know of, or that we currently believe are immaterial. You should carefully consider the following risk factors together with all of the other information included in this Annual Report, including the financial statements and related notes, when deciding to invest in us. You should be aware that the occurrence of any of the events described in this Risk Factors section and elsewhere in this annual report could have a material adverse effect on our business, financial position, results of operations and cash flows and the trading price of our securities could decline and you could lose all or part of your investment.

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

•	the cost of exploring for developing, producing and transporting reserves;
•	the price and quantity of foreign imports;
•	political and economic conditions in oil producing countries;
•	the ability of members of the OPEC to agree to and maintain oil price and production controls;
•	speculative trading in crude oil and natural gas derivative contracts;
•	the level of consumer product demand;
•	weather conditions and other natural disasters;
•	risks associated with operating drilling rigs;
•	technological advances affecting exploration and production operations and overall energy consumption;
•	domestic and foreign governmental regulations and taxes;
•	the impact of energy conservation efforts;
•	the continued threat of terrorism and the impact of military and other action;
•	the price and availability of competitors’ supplies of oil and natural gas and alternative fuels; and
•	overall domestic and global economic conditions.

These factors and the volatility of the energy markets make it extremely difficult to predict future oil, natural gas and NGL price movements with any certainty. For example, for the five years ended December 31, 2020, the NYMEX-WTI oil future price ranged from a high of $76.41 per Bbl to a low of $(37.63) per Bbl, while the NYMEX-Henry Hub natural gas future price ranged from a high of $4.84 per MMBtu to a low of $1.48 per MMBtu. For the year ended December 31, 2020, the WTI posted prices ranged from a high of $63.27 per Bbl on January 6, 2020 to a low of $(37.63) per Bbl on April 20, 2020 and NYMEX-Henry Hub natural gas market price ranged from a high of $3.35 per MMBtu on October 30, 2020 to a low of $1.48 per MMBtu on June 25, 2020. Likewise, NGLs, which are made up of ethane, propane, isobutane, normal butane and natural gasoline, each of which has different uses and different pricing characteristics, have sustained depressed realized prices during this period and are generally correlated with the price of oil. A further or extended decline in commodity prices could materially and adversely affect our business, results of operations and financial condition.

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

We recognized $477.0 million and $2.2 million in impairment expense for the years ended December 31, 2020 and 2019, respectively. A further or extended decline in commodity prices may cause us to recognize additional impairments in the value of our oil and natural gas properties. In addition, if our estimates of development costs increase, production data factors change or drilling results deteriorate, accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties for impairments. We may in the future incur impairment charges that could have a material adverse effect on our results of operations in the period taken and our ability to borrow funds under our Revolving Credit Facility.

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

Our business operations, financial position, results of operations, and cash flows have been and may be adversely affected by the COVID-19 pandemic.

The COVID-19 pandemic has negatively impacted, and may continue to negatively impact, the global economy which has led to, among other things, reduced global demand for oil and natural gas and significant volatility and disruption of financial and commodity markets.

We experienced substantial decreases in our revenues in the first quarter of 2020, which negatively impacted our business, financial condition, results of operations, cash flows and outlook during 2020. The adverse effects of COVID-19 included or may in the future include the following:

•	Historically low crude oil prices;
•	Curtailment or shutting in of production;

•	Delay or cessation of workover projects;
•	Insufficient production to satisfy transportation and processing commitments;
•	Impairment of assets;
•	Reductions in the borrowing base of our Revolving Credit Facility;
•	Reductions in the volume and value of proved reserves from price declines and the effects of shutting in production;
•	Limitations on the ability to market our production;
•	Our ability to repay or refinance indebtedness, increase our credit facility commitments, borrow money, or raise capital;
•	Credit losses due to insolvency of customers, joint interest owners, and counterparties;
•

Cyber incidents or information security breaches resulting in information theft, data corruption, operational disruption, and/or financial loss as a consequence of employees accessing information from remote work locations; and

•	Shortages of equipment and personnel in future periods of commodity price recovery.

The extent to which COVID-19 and depressed commodity price impact our results of operations, financial position and liquidity will depend on future developments, which are uncertain and cannot be predicted, including but not limited to, the availability of effective treatments and vaccines, the ultimate duration of the pandemic, and how quickly and to what extent normal economic and operating conditions can resume. Therefore, the degree and duration of the adverse financial impact of the pandemic cannot be reasonably estimated at this time.

We may be unable to maintain compliance with the covenants in the Revolving Credit Facility, which could result in an event of default thereunder that, if not cured or waived, would have a material adverse effect on our business and financial condition.

Under our Revolving Credit Facility, we are required to maintain (i) as of the date of determination, a maximum total debt to EBITDAX ratio of 4.00 to 1.00, (ii) a current ratio of not less than 1.00 to 1.00, and (iii) maintain a minimum hedging requirement to at least 30%-60% of our estimated production from total proved developed producing reserves. If we were to violate any of the covenants under the Revolving Credit Facility and were unable to obtain a waiver or amendment, it would be considered a default after the expiration of any applicable grace period. If we were in default under the Revolving Credit Facility, then the lenders may exercise certain remedies including, among others, declaring all borrowings outstanding thereunder, if any, immediately due and payable. This could adversely affect our operations and our ability to satisfy our obligations as they come due, because we might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under our Revolving Credit Facility are secured by mortgages on not less than 90% of the PV-9 value of our oil and gas properties (and at least 90% of the PV-9 value of the proved, developed and producing oil and gas properties), and if we are unable to repay our indebtedness under our Revolving Credit Facility, the lenders could seek to foreclose on our assets.

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

We intend to maintain a portfolio of commodity derivative contracts covering at least 30% - 60% of our estimated production from proved developed producing reserves over a one-to-three-year period at any given point in time. Additionally, to satisfy the hedging covenants in our Revolving Credit Facility, we are expected to hedge 65% and 45% of our estimated production from total proved developed reserves for calendar years 2021 and 2022, respectively. These commodity derivative contracts include natural gas, oil and NGL financial swaps. The prices and quantities at which we enter into commodity derivative contracts covering our production in the future will be dependent upon oil and natural gas prices and price expectations, at the time we enter into these transactions, which may be substantially higher or lower than current or future oil and natural gas prices. Accordingly, our price hedging strategy may not protect us from significant declines in oil, natural gas and NGL prices received for our future production. Many of the derivative contracts to which we will be a party will require us to make cash payments to the extent the applicable index exceeds a predetermined price, thereby limiting our ability to realize the benefit of increases in oil, natural gas and NGL prices. If our actual production and sales for any period are less than our hedged production and sales for that period (including reductions in production due to operational delays) or if we are unable to perform our drilling activities as planned, we might be forced to satisfy all or a portion of our hedging obligations without the benefit of the cash flow from our sale of the underlying physical commodity, which may materially impact our liquidity.

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

Our offshore operations are subject to a variety of operating risks specific to the marine environment, such as a dependence on a limited number of electrical transmission lines, as well as capsizing, collisions and damage or loss from adverse weather conditions. Offshore activities are subject to more extensive governmental regulation than our other oil and natural gas activities. We are vulnerable to the risks associated with operating offshore California, including risks relating to:

•	impacts of climate change and natural disasters such as earthquakes, tidal waves, mudslides, fires and floods;
•	oil field service costs and availability;
•	compliance with environmental and other laws and regulations;
•	remediation and other costs resulting from oil spills, releases of hazardous materials and other environmental and natural resource damages; and
•	failure of equipment or facilities.

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

Our properties are located in the Rockies, federal waters offshore Southern California, East Texas / North Louisiana, Oklahoma and Eagle Ford. An adverse development in the oil and natural gas business of any of these geographic areas, such as in our ability to attract and retain field personnel or in our ability to comply with local regulations, could adversely affect our business, financial condition, results of operations and cash flows.

We are dependent upon a small number of significant customers for a substantial portion of our production sales. The loss of those customers, if not replaced, could reduce our revenues and have a material adverse effect on our financial condition and results of operations.

We had three customers that each accounted for 10% or more of total reported revenues for the year ended December 31, 2020. The loss of these customers or any significant customer, should we be unable to replace them, could adversely affect our revenues and have a material adverse effect on our financial condition and results of operations. Also, if any significant customer reduces the volume it purchases from us, we could experience a temporary interruption in sales of, or may receive a lower price for, our production, and our revenues and cash flows could decline. We cannot assure you that any of our customers will continue to do business with us or that we will continue to have access to suitably liquid markets for our future production. See “Item 1. Business — Operations — Marketing and Major Customers.”

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

Under certain environmental laws that impose strict as well as joint and several liability, we may be required to remediate contaminated properties currently or formerly owned or operated by us or facilities of third parties that received waste generated by our operations regardless of whether such contamination resulted from the conduct of others or from consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety impacts of our operations. Moreover, public interest in the protection of the environment has increased in recent years. New laws and regulations continue to be enacted, particularly at the state level, and, under the Biden Administration, the long-term trend of more expansive and stringent environmental legislation and regulations applied to the crude oil and natural gas industry could continue, resulting in increased costs of doing business and consequently affecting profitability. To the extent laws are enacted or other governmental action is taken that restricts drilling or imposes more stringent and costly operating, waste handling, disposal and cleanup requirements, our business, prospects, financial condition or results of operations could be materially adversely affected.

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

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, almost one-half of the states have taken legal measures to reduce emissions of GHGs, including through the planned development of GHG emission inventories and/or regional GHGs cap and trade programs. In addition, on an international level, the United States was one of nearly 200 countries to sign an international climate change agreement in Paris, France that requires member countries to set their own GHG emission reduction goals beginning in 2020. However, the United States formally announced its intent to withdraw from the Paris Agreement in November 2019, which became effective in November 2020. On January 20, 2021, President Biden issued written notification to the United Nations of the United States’ intention to rejoin the Paris Agreement, which will become effective on February 19, 2021. In addition, various states and local governments have vowed to continue to enact regulations to achieve the goals of the Paris Agreement.

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

We may be required to post cash collateral pursuant to our agreements with sureties under our existing or future bonding arrangements, which may have a material adverse effect on our liquidity and our ability to execute our capital expenditure plan, our ARO plan and comply with our existing debt instruments.

Pursuant to the terms of our existing bonding arrangements with various sureties in connection with the decommissioning obligations related to our Beta Properties, or under any future bonding arrangements we may enter into, we may be required to post collateral at any time, on demand, at the sureties’ sole discretion. If additional collateral is required to support surety bond obligations, this collateral would probably be in the form of cash or letters of credit. We cannot provide assurance that we will be able to satisfy collateral demands for current bonds or for future bonds.

If we are required to provide additional collateral, our liquidity position may be negatively impacted, and we may be required to seek alternative financing. To the extent we are unable to secure adequate financing, we may be forced to reduce our capital expenditures in the current year or future years, may be unable to execute our asset retirement obligation plan or may be unable to comply with our existing debt instruments. If we are unable or unwilling to provide additional collateral, we may have to pursue alternate bonding arrangements with other sureties. See Note 7 of the Notes to Consolidated Financial Statements included under Part II, Item 8. Financial Statements and Supplementary Data, in this Form 10-K for additional information.

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

In past years, legislation has been proposed that would, if enacted into law, make significant changes to U.S. tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, or IDCs, (iii) the elimination of the deduction for certain domestic production activities and (iv) an extension of the amortization period for certain geological and geophysical expenditures. Although these provisions were largely unchanged by the Tax Act, Congress could consider, and could include, some or all of these proposals as part of future tax reform legislation. It is unclear whether any of the foregoing or similar proposals will be considered and enacted as part of future tax reform legislation and if enacted, how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and natural gas exploration and development and any such change could have an adverse effect on the Company’s financial position, results of operations and cash flows.

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

Risks Relating to Our Common Stock

We are currently out of compliance with the NYSE minimum market capitalization requirement and are at risk of the NYSE delisting our Common Stock, which would have an adverse impact on the trading volume, liquidity and market price of our Common Stock.

On August 31, 2020, the Company, received the Market Cap Notice from the NYSE that the Company no longer satisfied the continued listing compliance standards set forth under Section 802.01B of the Manual because the average global market capitalization of the Company was less than $50,000,000 over a consecutive 30 trading-day period that ended on August 28, 2020 and, at the same time, the Company’s stockholders’ equity was less than $50,000,000.

Under NYSE procedures, the Company had 45 days from its receipt of the Market Cap Notice to submit a plan to the NYSE demonstrating how it intends to regain compliance with the NYSE’s continued listing standards within 18 months. The Company submitted its plan to regain compliance with the listing standards within the required timeframe.

Under NYSE rules, the Common Stock, will continue to be listed on the NYSE during the cure period related to the Market Cap Deficiency, subject to the Company’s compliance with other continued listing requirements. The Common Stock’s trading symbol “AMPY” was assigned a “.BC” indicator by the NYSE to signify that the Company currently is not in compliance with the NYSE’s continued listing requirements.

If the Company fails to regain compliance with Sections 802.01B during the cure period the Common Stock will be subject to the NYSE’s suspension and delisting procedures. Any such delisting could affect the market liquidity of our Common Stock, and, accordingly, the market price of our Common Stock could decrease. A delisting of our Common Stock from the NYSE could negatively impact us as it would likely reduce the liquidity and market price of our Common Stock; reduce the number of investors willing to hold or acquire our Common Stock; result in wide bid-ask spreads; contribute to significant fluctuations in the market price of our Common Stock; and negatively impact our ability to access equity markets and obtain financing.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Information regarding our properties is contained in “Item 1. Business — Our Areas of Operation” and “—Our Oil and Natural Gas Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Results of Operations” contained herein.

ITEM 3.	LEGAL PROCEEDINGS

As part of our normal business activities, we may be named as defendants in litigation and legal proceedings, including those arising from regulatory and environmental matters. If we determine that a negative outcome is probable and the amount of loss is reasonably estimable, we accrue the estimated amount. We are not aware of any litigation, pending or threatened, that we believe will have a material adverse effect on our financial position, results of operations or cash flows. No amounts have been accrued at December 31, 2020.

For additional information regarding legal proceedings, see Note 16, “Commitments and Contingencies — Litigation and Environmental” of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this annual report, which is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is listed on the NYSE under the trading symbol “AMPY” and has been trading since August 7, 2019. Prior to such date, Midstates’ common stock was traded on the NYSE under the trading symbol “MPO” and Legacy Amplify’s common stock was quoted on the OTCQX U.S. Premier marketplace under the trading symbol “AMPY.”

As of February 26, 2021, we had 37,943,167 shares of our Common Stock outstanding. As of February 26, 2021, we had twenty-five record holders of our Common Stock, based on information provided by our transfer agent.

Dividends Policy

On March 3, 2020, our board of directors approved a quarterly dividend of $0.10 per share of Common Stock, which was paid on March 30, 2020 to stockholders of record at the close of business on March 16, 2020. The board of directors subsequently suspended quarterly dividends. Future dividends, if any, are subject to debt covenants under our Revolving Credit Facility and discretionary approval by the board of directors.

Securities Authorized for Issuance Under Equity Compensation Plan

See the information incorporated by reference in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” for information regarding shares of our common stock authorized for issuance under our stock compensation plans, which information is incorporated herein by reference.

Issuer Purchases of Equity Securities

The following sets forth information with respect to the Company’s repurchases of shares of its Common Stock during the fourth quarter of 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
				(In thousands)
Common Shares Repurchased (1)
October 1, 2020 - October 31, 2020	10,610	$0.78	—	n/a
November 1, 2020 - November 30, 2020	—	$—	—	n/a
December 1, 2020 - December 31, 2020	2,278	$1.06	—	n/a

(1)

Common shares are generally net-settled by shareholders to cover the required withholding tax upon vesting. The Company repurchased the remaining vesting shares on the vesting date at current market price. See Note 12, “Equity-based Awards” of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this annual report, which is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

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

Overview

We operate in one reportable segment engaged in the acquisition, development, exploitation and production of oil and natural gas properties. Our management evaluates performance based on the reportable business segment as the economic environments are not different within the operation of our oil and natural gas properties. Our business activities are conducted through OLLC, our wholly owned subsidiary, and its wholly owned subsidiaries. Our assets consist primarily of producing oil and natural gas properties located in Oklahoma, the Rockies, federal waters offshore Southern California, East Texas/North Louisiana and Eagle Ford. Most of our oil and natural gas properties are located in large, mature oil and natural gas reservoirs.

The Company’s properties consist primarily of operated and non-operated working interests in producing and undeveloped leasehold acreage and working interests in identified producing wells. As of December 31, 2020:

•	Our total estimated proved reserves were approximately 113.8 MMBoe, of which approximately 41% were oil and 85% were classified as proved developed reserves;
•

We produced from 2,448 gross (1,354 net) producing wells across our properties, with an average working interest of 55%, and the Company is the operator of record of the properties containing 92% of our total estimated proved reserves; and

•	Our average net production for the three months ended December 31, 2020 was 26.3 MBoe/d, implying a reserve-to-production ratio of approximately 12 years.

Industry Trends

In March 2020, the World Health Organization declared a global pandemic related to the proliferation of COVID-19. The impact of COVID-19 and efforts to mitigate its spread have caused significant volatility in U.S. and international markets and a substantial reduction in global and domestic demand for oil and natural gas. Actions by governmental authorities to mitigate the spread of COVID-19, such as imposing mandatory closures of all non-essential business facilities, seeking voluntary closures of business facilities, and imposing restrictions on, or advisories with respect to, travel, business operations and public gatherings or interactions, have further exacerbated the economic impact of the pandemic.

As a result of the pandemic, there has also been a sharp reduction in the demand for oil and natural gas and a precipitous decline in commodity prices, which were further impacted by disputes over production levels among oil-producing countries, the significant increase in production levels by such countries and limited storage capacity for natural gas, oil and refined products.

In response to the unprecedented and extremely low commodity prices, the Company executed several liquidity enhancement initiatives to better position the Company through the downturn, including significant decreases to operating and G&A expenses, substantial reductions to capital programs, the monetization of a portion of the Company’s 2021 in-the-money crude oil hedges, the receipt of loan proceeds from the federal government’s Paycheck Protection Program, royalty relief at the Company’s Beta Properties and the suspension of the quarterly dividend, among other things. The successful realization and execution of our liquidity enhancing initiatives, coupled with a disciplined commodity hedging program, have substantially mitigated the impact of the pandemic on the Company’s operational and financial results and demonstrated the sustainable value of our long-lived, low-decline assets.

Despite the gradual recovery in commodity prices in the second half of 2020 and the expectation of a successful phased rollout of a vaccine in 2021, we have continued our commitment to operating in a disciplined, capital efficient manner, and we remain committed to the responsible stewardship of our assets and to continue focusing on maximizing cash flows, further reducing debt, delivering low-cost capital efficient operations, and generating shareholder value. We will continue to monitor developments regarding the pandemic, the distribution of the vaccination and changes in market conditions as we pursue our business and strategic objectives.

Recent Developments

Appointment of Chief Executive Officer and Director

On January 19, 2021, the Company appointed Mr. Martyn Willsher as the Company’s President and Chief Executive Officer and member of the Board. Mr. Willsher, had served as the Company’s Interim Chief Executive Officer since April 3, 2020 and Senior Vice President and Chief Financial Officer since April 27, 2018.

Appointment of Senior Vice President and Chief Financial Officer

On January 19, 2021, the Company appointed Mr. Jason McGlynn as the Company’s Senior Vice President and Chief Financial Officer. Mr. McGlynn, had served as the Company’s Vice President of Business Development since February 3, 2020.

Resignation of Chairman of the Board of Directors

On January 19, 2021, Mr. David H. Proman announced his resignation from his position as Chairman of the board of directors of the Company. Mr. Proman retained his seat as a member of the board of directors.

Appointment of Chairman of the Board of Directors

Concurrently with Mr. Proman’s resignation, the board of directors unanimously approved and appointed Mr. Christopher W. Hamm as the Company’s new Chairman of the board of directors.

Appointment of Director to the Board of Directors

On February 10, 2021, Ms. Patrice Douglas was appointed as a member of the Company’s board of directors and will also serve on the Company’s audit committee.

Secondary Public Offering of Common Stock for Selling Stockholders

On December 11, 2020, certain selling stockholders of the Company (the “Selling Stockholders”), Roth Capital Partners, LLC (the “Underwriter”) and the Company entered into an underwriting agreement, pursuant to which the Selling Stockholders agreed to sell to the Underwriter, and the Underwriter agreed to purchase from the Selling Stockholders, subject to and upon the terms and conditions set forth therein, an aggregate of 8,548,485 shares of Common Stock. The offering closed on December 15, 2020. The Company did not receive any proceeds from the sale of shares of Common Stock in the offering.

The offering was made pursuant to effective shelf registration statements (File No. 333-233677, effective October 11, 2019, and 333-215602, effective May 1, 2018) and prospectuses filed by the Company with the SEC. The offering of these securities was made only by means of a prospectus and prospectus supplement.

Borrowing Base Redetermination

On November 18, 2020, as part of the Company’s fall 2020 semiannual borrowing base redetermination, the borrowing base and lender commitments under the Company’s Revolving Credit Facility reaffirmed the borrowing base at $260.0 million, with the next such redetermination scheduled for spring 2021. The Revolving Credit Facility is a reserve-based revolving credit facility with a maturity date of November 2, 2023, and semiannual borrowing base redeterminations.

Notice of Non-Compliance with NYSE Continued Listing Standards

On August 31, 2020, the Company, received the Market Cap Notice from the NYSE that the Company no longer satisfied the continued listing compliance standards set forth under Section 802.01B of the Manual because the average global market capitalization of the Company was less than $50,000,000 over a consecutive 30 trading-day period that ended on August 28, 2020 and, at the same time, the Company’s stockholders’ equity was less than $50,000,000 (the “Market Cap Deficiency”).

Under NYSE procedures, the Company had 45 days from its receipt of the Market Cap Notice to submit a plan to the NYSE demonstrating how it intends to regain compliance with the NYSE’s continued listing standards within 18 months. The Company submitted its plan to regain compliance with the listing standards within the required timeframe.

In addition, on October 13, 2020, the Company received the Share Price Notice from the NYSE that the Company no longer satisfied the continued listing compliance standards set forth under Section 802.01C of the Manual because the average closing price of the Company’s Common Stock was below $1.00 over a 30 consecutive trading-day period that ended October 12, 2020. Under the NYSE’s rules, the Company had six months following receipt of the Share Price Notice to regain compliance with the minimum share price requirement.

The Company notified the NYSE of its intent to cure the Share Price Deficiency and return to compliance with the NYSE’s continued listing requirements. On January 4, 2021, the Company received written notification from the NYSE that the Company regained compliance with the NYSE’s continued listing standards. The Company regained compliance after its average closing price for the 30 trading-day period ended December 31, 2020 and its closing price on December 31, 2020 both exceeded $1.00 per share.

Under NYSE rules, the Common Stock, will continue to be listed on the NYSE during the cure period related to the Market Cap Deficiency, subject to the Company’s compliance with other continued listing requirements. The Common Stock’s trading symbol “AMPY” was assigned a “.BC” indicator by the NYSE to signify that the Company currently is not in compliance with the NYSE’s continued listing requirements. If the Company fails to regain compliance with Sections 802.01B of the Manual during the cure period, the Common Stock will be subject to the NYSE’s suspension and delisting procedures.

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

Price Volatility. In the past, oil and natural gas prices have been extremely volatile, and we expect this volatility to continue. The following table shows the low and high commodity future index prices for the periods indicated:

	High	Low
For the Year Ended December 31, 2020:
NYMEX-WTI oil future price range per Bbl	$63.27	$(37.63)
NYMEX-Henry Hub natural gas future price range per MMBtu	$3.35	$1.48
ICE Brent oil future price range per Bbl	$68.91	$19.33

For the Five Years Ended December 31, 2020:
NYMEX-WTI oil future price range per Bbl	$76.41	$(37.63)
NYMEX-Henry Hub natural gas future price range per MMBtu	$4.84	$1.48
ICE Brent oil future price range per Bbl	$86.29	$19.33

Commodity Derivative Contracts. Our hedging activities are intended to support oil, natural gas and NGL prices at targeted levels and to manage our exposure to commodity price fluctuations. We intend to enter into commodity derivative contracts at times and on terms desired to maintain a portfolio of commodity derivative contracts covering at least 30% - 60% of our estimated production from proved developed producing reserves over a one-to-three-year period at any given point of time. Additionally, to satisfy the hedging covenants in our Revolving Credit Facility, we are expected to hedge 65% and 45% of our estimated production from total proved developed reserves for calendar years 2021 and 2022, respectively. We may, however, from time to time hedge more or less than this approximate range. Additionally, we may take advantage of opportunities to modify our commodity derivative portfolio to change the percentage of our hedged production volumes when circumstances suggest that it is prudent to do so. The current market conditions may also impact our ability to enter into future commodity derivative contracts.

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
•

Interest expense. Historically, we financed a portion of our working capital requirements, capital development and acquisitions with borrowings under our Revolving Credit Facility. As a result, we incur substantial interest expense that is affected by both fluctuations in interest rates and financing decisions. We expect to continue to incur significant interest expense.

•	Income tax expense. We are a corporation subject to federal and certain state income taxes. We are subject to the Texas margin tax for activities in the State of Texas.

Outlook

Based on our current plans, our capital expenditure program for the full year 2021 is expected to be approximately $28.0 million to $39.0 million. The charts below detail the allocation of capital across our asset base and by investment type based on the midpoint of our 2021 capital expenditure range.

As has been our historical practice, we will periodically review our capital expenditures throughout the year and may adjust the budget based on commodity prices and other factors. We anticipate funding our 2021 capital program from internally generated cash flow. Borrowings under our Revolving Credit Facility and/or debt or equity financings may provide incremental financial flexibility.

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

Oil and Natural Gas Reserves

The estimates of proved oil and natural gas reserves utilized in the preparation of the Consolidated Financial Statements are estimated in accordance with the rules established by the SEC and the FASB. These rules require that reserve estimates be prepared under existing economic and operating conditions using a trailing 12-month average price with no provision for price and cost escalations in future years except by contractual arrangements. The development of the Company’s oil and natural gas reserve quantities require management to make significant estimates and assumptions related to the intent and ability to complete undeveloped proved reserves within a five-year development period, as prescribed by SEC guidelines. Additionally, none of our PUDs are scheduled to be developed on a date more than five years from the date the reserves were initially booked as PUD as prescribed by the SEC guidelines. PUDs are converted from undeveloped to developed as applicable wells begin production. We engaged CG&A, our independent reserve engineers, to prepare our reserves estimates for all of our proved reserves at December 31, 2020 and 2019.

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

Results of Operations

The results of operations for the years ended December 31, 2020 and 2019, have been derived from our Consolidated Financial Statements.

Factors Affecting the Comparability of the Historical Financial Results

The comparability of the results of operations among the periods presented is impacted by the Merger between Legacy Amplify and Midstates in August 2019.

As a result, the historical results of operations and period-to-period comparisons of these results and certain financial data may not be comparable or indicative of future results.

The table below summarizes certain of the results of operations and period-to-period comparisons for the periods indicated.

	For the Year Ended
	December 31,
	2020	2019
	($ In thousands)
Oil and natural gas sales	$200,888	$274,607
Lease operating expense	119,708	123,918
Gathering, processing and transportation	20,547	18,475
Taxes other than income	12,944	18,668
Depreciation, depletion and amortization	40,268	55,843
Impairment expense	476,936	2,246
General and administrative expense	27,789	55,288
Accretion of asset retirement obligations	6,206	5,559
(Gain) loss on commodity derivative instruments	(60,671)	6,700
Interest expense, net	(20,522)	(16,855)
Other income (expense)	65	(1,117)
Loss on lease	—	(4,247)
Reorganization items, net	(566)	(1,057)
Income tax benefit (expense)	(115)	50
Net income (loss)	(464,030)	(35,197)

Oil and natural gas revenue:
Oil sales	$138,273	$192,944
NGL sales	20,064	22,347
Natural gas sales	42,551	59,316
Total oil and natural gas revenue	$200,888	$274,607

Production volumes:
Oil (MBbls)	3,887	3,498
NGLs (MBbls)	1,725	1,343
Natural gas (MMcf)	27,473	26,489
Total (MBoe)	10,190	9,256
Average net production (MBoe/d)	27.8	25.4

Average sales price:
Oil (per Bbl)	$35.58	$55.16
NGL (per Bbl)	11.63	16.64
Natural gas (per Mcf)	1.55	2.24
Total (per Boe)	$19.71	$29.67

Average unit costs per Boe:
Lease operating expense	$11.75	$13.39
Gathering, processing and transportation	2.02	2.00
Taxes other than income	1.27	2.02
General and administrative expense	2.73	5.97
Depletion, depreciation and amortization	3.95	6.03
For the year ended December 31, 2020 compared to the year ended December 31, 2019

Net losses of $464.0 million and $35.2 million was recorded for the year ended December 31, 2020 and 2019, respectively.

Oil, natural gas and NGL revenues were $200.9 million and $274.6 million for the year ended December 31, 2020 and 2019, respectively. Average net production volumes were approximately 27.8 MBoe/d and 25.4 MBoe/d for the year ended December 31, 2020 and 2019, respectively. The change in production volumes was primarily related to the Merger of Midstates in 2019. The average realized sales price was $19.71 per Boe and $29.67 per Boe for the year ended December 31, 2020 and 2019, respectively. The change in the average realized sales price was primarily due to lower commodity prices during 2020.

Lease operating expense was $119.7 million and $123.9 million for the year ended December 31, 2020 and 2019, respectively. The change in lease operating expense was primarily due to cost savings initiatives implemented during 2020 offset by an increase in production due to the Merger. On a per Boe basis, lease operating expense was $11.75 and $13.39 for the year ended December 31, 2020 and 2019, respectively. The change in lease operating expense on a per Boe basis was primarily related to the implementation of cost savings initiatives during 2020 offset by an increase in production due to the Merger.

Gathering, processing and transportation expenses were $20.5 million and $18.5 million for the year ended December 31, 2020 and 2019, respectively. The change in gathering, processing and transportation expenses was primarily driven by the Merger and increased fees to satisfy the minimum volume requirement. On a per Boe basis, gathering, processing and transportation expenses were $2.02 and $2.00 for the year ended December 31, 2020 and 2019, respectively.

Taxes other than income was $12.9 million and $18.7 million for the year ended December 31, 2020 and 2019, respectively. On a per Boe basis, taxes other than income were $1.27 and $2.02 for the year ended December 31, 2020 and 2019, respectively. The change in taxes other than income on a per Boe basis was primarily due to a decrease in commodity prices.

DD&A expense was $40.3 million and $55.8 million for the year ended December 31, 2020 and 2019, respectively. The change in DD&A expense was primarily due to impairments which reduced depletable oil and gas property.

Impairment expense was $476.9 million and $2.2 million for the year ended December 31, 2020 and 2019, respectively. We recognized $427.6 million of impairment expense on proved properties for the year ended December 31, 2020. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable primarily as a result of declining commodity prices. We recognized $49.3 million of impairment expense on unproved properties for the year ended December 31, 2020, which was related to expiring leases and the evaluation of qualitative and quantitative factors related to the current decline in commodity prices. The $2.2 million of impairment expense for the year ended December 31, 2019, related to certain unproved leasehold costs in Oklahoma. This was primarily due to changes in development plans in the areas of Alfalfa, Major and Woods Counties in Oklahoma.

General and administrative expense was $27.8 million and $55.3 million for the year ended December 31, 2020 and 2019, respectively. The change in general and administrative expense is primarily attributable to a decrease in acquisition and divestiture expense of $16.2 million related to the Merger, which consisted of a decrease of general acquisition expense and severance of $6.2 million, a decrease in professional services of $4.8 million, a decrease of legal services of $3.6 million, and a decrease in director & officer liability insurance of $2.1 million. The Merger acquisition expenses are non-recurring and are not expected to impact future expenses. Additional in connection with the Merger, we converted our unvested Legacy Amplify restricted stock units into newly issued restricted stock units which reflected a decrease in stock compensation expense of $2.6 million.

Net gains on commodity derivative instruments of $60.7 million were recognized for the year ended December 31, 2020, consisting of $19.7 million decrease in the fair value of open positions offset by $62.4 million of cash settlements received on expired positions and $18.0 million of cash settlements received on terminated positions. Net losses on commodity derivative instruments of $6.7 million were recognized for the year ended December 31, 2019, consisting of $10.9 million decrease in the fair value of open positions offset by $4.2 million of cash settlements received on expired positions.

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

Interest expense, net was $20.5 million and $16.9 million for the year ended December 31, 2020 and 2019, respectively. The increase in interest expense is primarily due to being in a loss position for interest rate swaps of $4.0 million for the year ended December 31, 2020 compared to being in a gain position of $0.2 million for the year ended December 31, 2019. Additionally, we had an increase of $2.1 million in the amortization and write-off of deferred financing costs offset by a $2.6 million reduction in interest expense due to lower outstanding borrowings for the year ended December 31, 2020.

Average outstanding borrowings under our Revolving Credit Facility were $279.1 million and $264.9 million for the year ended December 31, 2020 and 2019, respectively.

Loss on Lease was $4.2 million for the year ended December 31, 2019, which was related to the Midstates corporate office lease. The office was vacated in mid-November 2019. Due to excess sublease inventory in the local market, a liability had been accrued for rent and other operating expenses based upon the term and provisions of the lease.

For the year ended December 31, 2019 compared to the year ended December 31, 2018

Information related to the comparison of our operating results between the years 2019 and 2018 is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2019 Form 10-K filed with the SEC and is incorporated by reference into this Annual Report on Form 10-K.

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

Plus:

•	Interest expense, including gains or losses on interest rate derivative contracts;
•	Income tax expense;
•	DD&A;
•	Impairment of goodwill and long-lived assets (including oil and natural gas properties);
•	Accretion of asset retirement obligations (“AROs”);
•	Loss on commodity derivative instruments;
•	Cash settlements received on expired commodity derivative instruments;
•	Losses on sale of assets and other, net;
•	Share-based compensation expenses;
•	Exploration costs;
•	Acquisition and divestiture related expenses;
•	Amortization of gain associated with terminated commodity derivatives;
•	Restructuring related costs;
•	Reorganization items, net;
•	Severance payments;
•	Bad debt expense; and
•	Other non-routine items that we deem appropriate.

Less:

•	Interest income;
•	Income tax benefit;
•	Gain on extinguishment of debt
•	Gain on expired commodity derivative instruments;
•	Cash settlements paid on expired commodity derivative instruments;
•	Gains on sale of assets and other, net; and
•	Other non-routine items that we deem appropriate.

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

The following tables presents a reconciliation of the Company’s net income (loss) to Adjusted EBITDA, as well as a reconciliation of cash flows from operating activities to Adjusted EBITDA, our most directly comparable GAAP financial measures, for each of the periods indicated.

Reconciliation of Net Income (Loss) to Adjusted EBITDA

	For the Year Ended
	December 31,
	2020	2019
	(In thousands)
Net income (loss)	$(464,030)	$(35,197)
Interest expense, net	20,522	16,855
Income tax expense (benefit)	115	(50)
DD&A	40,268	55,843
Impairment expense	476,936	2,246
Accretion of AROs	6,206	5,559
(Gains) losses on commodity derivative instruments	(60,671)	6,700
Cash settlements received (paid) on expired commodity derivative instruments	62,389	4,157
Acquisition and divestiture related expenses	1,092	17,305
Share-based compensation expense	(177)	4,813
Exploration costs	56	51
(Gain) loss on settlement of AROs	250	403
Reorganization items, net	566	1,057
Bad debt expense	294	301
Severance payments	57	7,299
Non-cash loss on office lease	—	4,247
Non-cash inventory valuation adjustment	1,003	—
Write-off of merger related expenses	—	1,420
Secondary offering expenses	311	—
Adjusted EBITDA	$85,187	$93,009

Reconciliation of Net Cash from Operating Activities to Adjusted EBITDA

	For the Year Ended
	December 31,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$74,330	$47,283
Changes in working capital	10,661	(949)
Interest expense, net	20,522	16,855
Gain (loss) on interest rate swaps	(4,044)	224
Cash settlements paid (received) on interest rate derivative instruments	1,254	(187)
Cash settlements received on terminated commodity derivatives	(17,977)	—
Amortization and extinguishment of deferred financing fees	(3,272)	(1,174)
Acquisition and divestiture related expenses	1,092	17,305
Income tax expense (benefit) - current portion	115	(50)
Exploration costs	56	51
Plugging and abandonment cost	577	662
Reorganization items, net	566	1,057
Severance payments	57	7,299
Non-cash loss on office lease	—	4,247
Non-cash inventory valuation adjustment	1,003	—
Other	247	386
Adjusted EBITDA	$85,187	$93,009

Liquidity and Capital Resources

Overview. Our ability to finance our operations, including funding capital expenditures and acquisitions, to meet our indebtedness obligations, to refinance our indebtedness or to meet our collateral requirements will depend on our ability to generate cash in the future. Our primary sources of liquidity and capital resources have historically been cash flows generated by operating activities, borrowings under our Revolving Credit Facility, and equity and debt capital markets. As we pursue reserve and production growth, we plan to monitor which capital resources, including equity and debt financings, are available to us to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. Based on our current oil and natural gas price expectations, we believe our cash flows provided by operating activities and availability under our Revolving Credit Facility will provide us with the financial flexibility necessary to meet our cash requirements, including normal operating needs, and to pursue our currently planned 2021 development activities. However, future cash flows are subject to a number of variables, including the level of our oil and natural gas production and the prices we receive for our oil and natural gas production, and significant additional capital expenditures will be required to more fully develop our properties. We cannot assure you that operations and other needed capital will be available on acceptable terms, or at all. We anticipate funding our 2021 capital program from internally generated cash flow. Borrowings under our Revolving Credit Facility and/or debt or equity financings may provide incremental financial flexibility.

Capital Markets. We do not currently anticipate any near-term capital markets activity, but we will continue to evaluate the availability of public debt and equity for funding potential future growth projects and acquisition activity.

Hedging. Commodity hedging has been and remains an important part of our strategy to reduce cash flow volatility. Our hedging activities are intended to support oil, NGL and natural gas prices at targeted levels and to manage our exposure to commodity price fluctuations. We intend to enter into commodity derivative contracts at times and on terms desired to maintain a portfolio of commodity derivative contracts covering at least 30% - 60% of our estimated production from total proved developed producing reserves over a one-to-three-year period at any given point of time. Additionally, to satisfy the hedging covenants in our Revolving Credit Facility, we are expected to hedge 65% and 45% of our estimated production from total proved developed reserves for calendar years 2021 and 2022, respectively. We may, however, from time to time, hedge more or less than this approximate amount. Additionally, we may take advantage of opportunities to modify our commodity derivative portfolio to change the percentage of our hedged production volumes when circumstances suggest that it is prudent to do so. The current market conditions may also impact our ability to enter into future commodity derivative contracts.

We evaluate counterparty risks related to our commodity derivative contracts and trade credit. Should any of these financial counterparties not perform, we may not realize the benefit of some of our hedges under lower commodity prices. We sell our oil and natural gas to a variety of purchasers. Non-performance by a customer could also result in losses.

Capital Expenditures. Our total capital expenditures were approximately $29.3 million for the year ended December 31, 2020, which were primarily related non-operated drilling activity in the Eagle Ford and, capital workovers and capital facilities expenditures located in the Rockies and California.

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

As of December 31, 2020, we had a working capital deficit of less than $0.1 million primarily as the result of (i) an accounts receivable balance of $30.9 million, (ii) prepaid expenses and other current assets balance of $15.6 million and (iii) a cash balance of $10.4 million less (i) a revenue payable balance of $22.6 million, (ii) an accrued liabilities balance of $22.7 million and (iii) a short-term derivative liability balance of $10.8 million.

Debt Agreements

Revolving Credit Facility. On November 2, 2018, OLLC as borrower, entered into the Revolving Credit Facility (as amended and supplemented to date) with Bank of Montreal, as administrative agent. At December 31, 2020, our borrowing base under our Revolving Credit Facility was subject to redetermination on at least a semi-annual basis primarily based on a reserve engineering report with respect to our estimated natural gas, oil and NGL reserves, which takes into account the available natural gas, oil and NGL prices at such time, as adjusted for the impact of our commodity derivative contracts. The borrowing base as of December 31, 2020, was $260.0 million.

As of December 31, 2020, we were in compliance with all the financial (current ratio and total leverage ratio) and other covenants associated with our Revolving Credit Facility.

As of December 31, 2020, we had approximately $5.0 million of available borrowings under our Revolving Credit Facility.

On April 24, 2020, we received a $5.5 million loan under the Paycheck Protection Program. The Paycheck Protection Program was established as part of the Coronavirus Aid, Relief, and Economic Security Act to provide loans to qualifying businesses. The loans and accrued interest are potentially forgivable provided that the borrower uses the loan proceeds for eligible purposes. At this time, the Company anticipates that a substantial majority of the loan proceeds will be forgiven under the program.

For additional information regarding the Revolving Credit Facility, see Note 9 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report for additional information.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for the years ended December 31, 2020 and 2019, have been derived from our Consolidated Financial Statements. For information regarding the individual components of our cash flow amounts, see the Statements of Consolidated Cash Flows included under “Item 8. Financial Statements and Supplementary Data” contained herein.

	For the Year Ended
	December 31,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$74,330	$47,283
Net cash provided by (used in) investing activities	(35,890)	35,315
Net cash used in financing activities	(28,401)	(132,302)

For the year ended December 31, 2020 compared to the year ended December 31, 2019

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. For year ended December 31, 2020 we had a net loss of $464.0 million compared to a net loss of $35.2 million for the year ended December 31, 2019. The net loss position is primarily driven by an impairment expense of $477.0 million for the year ended December 31, 2020 compared to a $2.2 million impairment expense for the year ended December 31, 2019. Net cash provided by operating activities for 2020 included $61.1 million of cash receipts on expired derivative instruments and $18.0 million of cash receipts on terminated derivative instruments compared to $4.3 million of cash receipts on expired derivative instruments for 2019. For 2020, we had net gains on derivative instruments of $60.7 million compared to net losses of $6.7 million for 2019. Production volumes increased to 27.8 MBoe/d in 2020 from 25.4 MBoe/d in 2019 and the average realized sales price decreased to $19.71 per Boe in 2020 from $29.67 per Boe in 2019. The changes in production and average realized sales price were primarily related to decreased drilling activities and lower commodity prices, partially offset by the Merger in 2019.

Investing Activities. Net cash used in investing activities was $35.9 million and $35.3 million for the year ended December 31, 2020 and 2019, respectively.

During 2020, we used $34.8 million for additions to oil and gas properties and $1.1 million for additions to other property and equipment. During 2019, we used $72.7 million for additions to oil and gas properties partially offset by $19.3 million related to cash acquired from the Merger with Midstates.

Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with our offshore Southern California oil and natural gas properties. Withdrawal of restricted investment was $90.0 million at December 31, 2019, which related to the Company receiving funds from the trust account (the “Beta Decommissioning Trust Account”). See Note 8 of the Notes to the Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” for additional information regarding our restricted investments.

Financing Activities. The Company had net repayments of $30.0 million and $9.0 million under the Revolving Credit Facility for the year ended December 31, 2020 and 2019, respectively. The Company received a $5.5 million loan under the Paycheck Protection Program on April 24, 2020.

The Company paid out dividends of $3.8 million in dividends on March 30, 2020 to stockholders on record at the close of business on March 16, 2020. The board of directors subsequently suspended quarterly dividends. Future dividends, if any, are subject to debt covenants under our Revolving Credit Facility and discretionary approval by the board of directors. For the year ended December 31, 2019, the Company paid dividends of $15.9 million in aggregate.

For the year ended December 31, 2019, the Company paid $76.6 million related to the repayment of Midstates’ existing reserve-based revolving credit facility which was terminated upon the closing of the Merger. Additionally the Company spent $26.2 million related to the Common Stock repurchased and retired under the share repurchase program, which was terminated on December 31, 2019.

For the year ended December 31,2019 compared to the year ended December 31, 2018

Information related to the comparison of our discussion of the cash flows for the year ended December 31, 2019 compared to the year ended December 31, 2018, is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of our 2019 Form 10-K filed with the SEC and is incorporated by reference into this Annual Report on Form 10-K.

Capital Requirements

See “— Outlook” for additional information regarding our capital spending program for 2021.

Off–Balance Sheet Arrangements

As of December 31, 2020, we had no off–balance sheet arrangements.

Recently Issued Accounting Pronouncements

For a discussion of recent accounting pronouncements that will affect us, see Note 2 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

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

Evaluation of Disclosure Controls and Procedures.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of the Company, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) and under the Exchange Act) as of the end of the period covered by this annual report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer of the Company, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon this evaluation, the principal executive officer and principal financial officer of the Company have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

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

Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer of the Company, the Company assessed the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this assessment, the Company’s management, including its principal executive and financial officers, concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020 based on the criteria set forth under the COSO Framework.

In order to protect the health and safety of our employees, we took proactive steps to allow employees to work remotely and to reduce the number of employees on site at any one time in our field areas to comply with social distancing guidelines. We believe that our internal controls and procedures are still functioning as designed and were effective for the most recent quarter.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting due to an exemption established by the SEC for smaller reporting companies.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this annual report.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement relating to the 2021 Annual Meeting of Stockholders of Amplify Energy Corp. (the “Proxy Statement”) to be held on May 19, 2021.

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

4.1	—

Description of the Company’s Capital Stock Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.3 to Annual Report on Form 10-K (File No. 0001-35512) filed on March 5, 2020).

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

10.4#	—	Form of Option Forfeiture Agreement (incorporated by reference to Exhibit 10.7 to Legacy Amplify’s Annual Report on Form 10-K (File No. 001-35364) filed on March 6, 2019).

10.5	—	Form of 2018 RSU Award Agreement (Executives) (incorporated by reference to Exhibit 10.6 to Legacy Amplify’s Quarterly Report on Form 10-Q (File No. 001-35364) filed on August 8, 2018).

10.6	—	Form of 2018 RSU Award Agreement (incorporated by reference to Exhibit 10.20 of the Company’s Current Report on Form 8-K (File No. 001-35512) filed on August 6, 2019).

10.7	—	Form of 2019 RSU Award Agreement (Executives) (incorporated by reference to Exhibit 10.21 of the Company’s Current Report on Form 8-K (File No. 001-35512) filed on August 6, 2019).

10.8	—	Form of 2019 RSU Award Agreement (incorporated by reference to Exhibit 10.22 of the Company’s Current Report on Form 8-K (File No. 001-35512) filed on August 6, 2019).

10.9	—	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 99.2 of Legacy Amplify’s Registration Statement on Form S-8 (File No. 333-217674) filed on May 4, 2017).

10.10#	—	Amplify Energy Corp. Management Incentive Plan (incorporated by reference to Exhibit 99.1 of Legacy Amplify’s Registration Statement on Form S-8 (File No. 333-217674) filed on May 4, 2017).

10.11#	—

Midstates Petroleum Company, Inc. 2016 Long Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on October 24, 2016, and incorporated herein by reference).

10.12	—

Credit Agreement, dated as of November 2, 2018, among Amplify Energy Operating LLC, Amplify Acquisitionco. Inc., as parent , Bank of Montreal, as administrative agent and an L/C issuer, and the other lenders and agents from time to time party thereto (incorporated by reference to Exhibit 10.2 of Quarterly Report on Form 10-Q (File No. 001-35364) filed on November 7, 2018).

Exhibit Number		Description
10.13	—

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

Borrowing Base Redetermination Agreement and Third Amendment to Credit Agreement , dated June 12, 2020, by and among Amplify Energy Operating LLC, Amplify Acquistionco, Inc., the guarantors party thereto, Bank of Montreal, as administrative agent, and the other lenders and agents from time to time party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-35512) filed on June 15, 2020).

10.18	—

Borrowing Base Redetermination Agreement and Fourth Amendment to Credit Agreement, dated November 17, 2020, by and among Amplify Energy Operating LLC, Amplify Acquisitionco LLC, the guarantors party thereto, Bank of Montreal, as administrative agent, and the other lenders and agents from time to time party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-35512) filed on November 18, 2020).

10.19#	—

Amplify Energy Corp. 2017 Non-Employee Directors Compensation Plan (incorporated by reference to Exhibit 99.1 of Legacy Amplify’s Registration Statement on Form S-8 (File No. 333-218745) filed on June 14, 2017).

10.20#	—

Employment Agreement, dated May 5, 2018, by and between Legacy Amplify and Kenneth Mariani (incorporated by reference to Exhibit 10.2 to Legacy Amplify’s Quarterly Report on Form 10-Q (File No. 001-35364) filed on August 8, 2018).

10.21#	—

Employment Agreement, dated May 3, 2019, by and between Legacy Amplify and Martyn Willsher (incorporated by reference to Exhibit 10.1 to Legacy Amplify’s Quarterly Report on Form 10-Q (File No. 001-35364) filed on May 9, 2019).

10.22#	—

Employment Agreement, dated May 3, 2019, by and between Legacy Amplify and Richard P. Smiley (incorporated by reference to Exhibit 10.2 to Legacy Amplify’s Quarterly Report on Form 10-Q (File No. 001-35364) filed on May 9, 2019).

10.23#	—

Employment Agreement, dated May 3, 2019, by and between Legacy Amplify and Eric M. Willis (incorporated by reference to Exhibit 10.3 to Legacy Amplify’s Quarterly Report on Form 10-Q (File No. 001-35364) filed on May 9, 2019).

10.24#	—

Employment Agreement, dated May 1, 2019, by and between Legacy Amplify and Denise DuBard (incorporated by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K (File No. 001-35512) filed on August 6, 2019).

10.25#	—

Employment Agreement, dated May 1, 209, by and between Legacy Amplify and Tony Lopez (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No.001-35512) filed on May 6, 2020).

10.26#*	—	Employment Agreement, dated February 3, 2020, by and between Amplify Energy Corp. and Jason McGlynn.

10.27	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 8-K (File No. 001-35512) filed on August 6, 2019).

Exhibit Number		Description
16.1	—

Letter from KPMG LLP to the U.S. Securities and Exchange Commission, dated January 24, 2020 (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K (File No. 001-35512) filed on January 24, 2020).

21.1*	—	List of Subsidiaries of Amplify Energy Corp.

23.1*	—	Consent of Cawley, Gillespie and Associates, Inc.

23.2*	—	Consent of Deloitte & Touche LLP

23.3*	—	Consent of KPMG LLP

31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1*	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	—	Report of Cawley, Gillespie and Associates, Inc.

101.INS*	—	Inline XBRL Instance Document

101.SCH*	—	Inline XBRL Schema Document

101.CAL*	—	Inline XBRL Calculation Linkbase Document

101.DEF*	—	Inline XBRL Definition Linkbase Document

101.LAB*	—	Inline XBRL Labels Linkbase Document

101.PRE*	—	Inline XBRL Presentation Linkbase Document

104*	—	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed or furnished as an exhibit to this annual report on Form 10-K.
#	Management contract or compensatory plan or arrangement.
##	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.
ITEM 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amplify Energy Corp.
(Registrant)

Date: March 11, 2021	By:	/s/ Jason McGlynn
	Name:	Jason McGlynn
	Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Name	Title (Position with Amplify Energy Corp.)	Date

/s/ Martyn Willsher	President and Chief Executive Officer	March 11, 2021
Martyn Willsher	(Principal Executive Officer)

/s/ Jason McGlynn	Senior Vice President and Chief Financial Officer	March 11, 2021
Jason McGlynn	(Principal Financial Officer)

/s/ Denise DuBard	Vice President and Chief Accounting Officer	March 11, 2021
Denise DuBard	(Principal Accounting Officer)

/s/ Christopher W. Hamm	Chairman and Director	March 11, 2021
Christopher W. Hamm

/s/ Patrice Douglas	Director	March 11, 2021
Patrice Douglas

/s/ Randal T. Klein	Director	March 11, 2021
Randal T. Klein

/s/ Evan S. Lederman	Director	March 11, 2021
Evan S. Lederman

/s/ David H. Proman	Director	March 11, 2021
David H. Proman

/s/ Todd R. Snyder	Director	March 11, 2021
Todd R. Snyder

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMPLIFY ENERGY CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Amplify Energy Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Amplify Energy Corp. and subsidiaries (the "Company") as of December 31, 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows, for the year ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows the year ended December 31, 2020, in conformity with the accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Oil and Gas Reserve Quantities & Related Cashflows as used in the calculation of DD&A and Impairment — Refer to Notes 2 and 18 to the financial statements

Critical Audit Matter Description

The Company’s proved oil and natural gas properties are depleted using the units of production method driven by the underlying oil and natural gas reserves. The Company’s proved oil and natural gas properties and the related support equipment and facilities are evaluated for impairment by comparing the carrying value of the assets to the future net cashflows of the underlying oil and natural gas reserves. If the carrying amount of a property exceeds the estimated undiscounted future net cash flows, the Company recognizes an impairment expense equal to the difference between the carrying value and the fair value of the property, which is estimated to be the net present value of the future net cash flows associated with the underlying oil and natural gas reserves. The development of the Company’s oil and natural gas reserve quantities require management to make significant estimates and assumptions related to the intent and ability to complete undeveloped proved reserves within a five-year development period, as prescribed by SEC guidelines. When developing the related net present value of the future net cash flows associated with these reserves quantities, management must make significant estimates related to the risk adjusted discount rates, and future oil and natural gas prices. The Company engages an independent reservoir engineer, management’s specialist, to estimate oil and natural gas quantities using these estimates and assumptions and engineering data. Changes in these assumptions or engineering data could have a significant impact on the amount of depletion and impairment recorded for the Company’s proved oil and natural gas properties and related support equipment and facilities. As of December 31, 2020, the total gross proved oil and gas properties balance was $775 million. The Depletion, depreciation, and amortization was $40 million for the twelve months ended December 31, 2020. The Impairment expense associated with the Company’s proved oil and natural gas properties and the related support equipment and facilities was $477 million for the twelve months ended December 31, 2020.

Given the significant judgements made by management and management’s specialist, performing audit procedures to evaluate the Company’s oil and natural gas reserve quantities and the related net cash flows including management’s estimates and assumptions requires a high degree of auditor judgement and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures of management’s significant judgments and assumptions related to oil and natural gas reserves quantities and estimates of the future net cash flows included the following, among others:

•	We evaluated the reasonableness of management’s five-year development plan by comparing the forecasts to:
-	Historical conversions of proved undeveloped oil and natural gas reserves into proved developed oil and natural gas reserves.
-	Internal communications to management and the Board of Directors.
-	Forecasted information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies.
-	The financial capability of the Company to execute its drilling program.
•	We evaluated the reasonableness of management’s estimated reserve quantities by performing the following:
-	Evaluating the experience, qualifications and objectivity of management’s specialist, an independent reservoir engineering firm.
-	Performing analytical procedures on the reserve quantities developed by management’s specialist.
•	With the assistance of our fair value specialists, we evaluated management’s estimated future oil and natural gas prices and risk adjusted discount rates by performing the following:
-	Understanding the methodology used by management for development of these assumptions and comparing the estimates to independently determined values.
-	Comparing management’s estimates to third-party industry publications and other third party sources.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

March 11, 2021

We have served as the Company’s auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Amplify Energy Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Amplify Energy Corp. and subsidiaries (the Company) as of December 31, 2019, the related statements of consolidated operations, cash flows and equity for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 2011 to 2020.

Houston, Texas

March 5, 2020

AMPLIFY ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding shares)

	December 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash	$10,364	$—
Restricted cash	—	325
Accounts receivable, net	30,901	33,145
Short-term derivative instruments	—	5,879
Prepaid expenses and other current assets	15,572	13,238
Total current assets	56,837	52,587
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	775,167	797,005
Support equipment and facilities	142,208	140,023
Other	9,102	8,045
Accumulated depreciation, depletion and impairment	(609,231)	(141,350)
Property and equipment, net	317,246	803,723
Long-term derivative instruments	873	6,364
Restricted investments	4,623	4,622
Operating lease - long term right-of-use asset	2,500	4,406
Other long-term assets	2,680	5,837
Total assets	$384,759	$877,539

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$798	$8,310
Revenues payable	22,563	29,167
Accrued liabilities (see Note 14)	22,677	23,358
Short-term derivative instruments	10,824	253
Total current liabilities	56,862	61,088
Long-term debt (see Note 9)	260,516	285,000
Asset retirement obligations	96,725	90,466
Long-term derivative instruments	847	305
Operating lease liability	266	2,720
Other long-term liabilities	3,280	3,753
Total liabilities	418,496	443,332
Commitments and contingencies (see Note 16)
Stockholders' equity (deficit):
Preferred stock, $0.01 par value: 50,000,000 shares authorized; no shares issued and outstanding at December 31, 2020 and 2019, respectively	—	—
Warrants, 2,173,913 and 9,153,522 warrants issued and outstanding at December 31, 2020 and 2019, respectively	4,788	4,790
Common stock, $0.01 par value: 250,000,000 shares authorized; 37,663,509 and 37,566,540 shares issued and outstanding at December 31, 2020 and 2019, respectively	378	209
Additional paid-in capital	424,104	424,399
Accumulated earnings (deficit)	(463,007)	4,809
Total stockholders' equity (deficit)	(33,737)	434,207
Total liabilities and equity	$384,759	$877,539

See Accompanying Notes to Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

STATEMENTS OF CONSOLIDATED OPERATIONS

(In thousands, except per share amounts)

	For the Year Ended
	December 31,
	2020	2019
Revenues:
Oil and natural gas sales	$200,888	$274,607
Other revenues	1,256	968
Total revenues	202,144	275,575

Costs and expenses:
Lease operating expense	119,708	123,918
Gathering, processing, and transportation	20,547	18,475
Exploration	56	51
Taxes other than income	12,944	18,668
Depreciation, depletion, and amortization	40,268	55,843
Impairment expense	476,936	2,246
General and administrative expense	27,789	55,288
Accretion of asset retirement obligations	6,206	5,559
(Gain) loss on commodity derivative instruments	(60,671)	6,700
Other, net	250	798
Total costs and expenses	644,033	287,546
Operating income (loss)	(441,889)	(11,971)
Other income (expense):
Interest expense, net	(20,522)	(16,855)
Other income (expense)	65	(1,117)
Loss on lease	—	(4,247)
Inventory valuation adjustment	(1,003)	—
Total other income (expense)	(21,460)	(22,219)
Income (loss) before reorganization items, net and income taxes	(463,349)	(34,190)
Reorganization items, net	(566)	(1,057)
Income tax benefit (expense)	(115)	50
Net income (loss)	(464,030)	(35,197)
Net (income) loss allocated to participating restricted stockholders	—	—
Net income (loss) available to common stockholders	$(464,030)	$(35,197)

Earnings (loss) per share: (See Note 11)
Basic and diluted earnings (loss) per share	$(12.34)	$(1.20)
Weighted average common shares outstanding:
Basic and diluted	37,612	29,301

See Accompanying Notes to Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

STATEMENTS OF CONSOLIDATED CASH FLOWS

(In thousands)

	For the Year Ended
	December 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(464,030)	$(35,197)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	40,268	55,843
Impairment expense	476,936	2,246
(Gain) loss on derivative instruments	(56,628)	6,476
Cash settlements (paid) received on expired derivative instruments	61,135	4,344
Cash settlements (paid) received on terminated derivative instruments	17,977	—
Bad debt expense	294	301
Amortization and write-off of deferred financing costs	3,272	1,174
Accretion of asset retirement obligations	6,206	5,559
Share-based compensation (see Note 12)	(112)	4,530
Settlement of asset retirement obligations	(327)	(259)
Write-off of other property, plant & equipment	—	1,325
Other	—	(8)
Changes in operating assets and liabilities:
Accounts receivable	1,950	10,701
Prepaid expenses and other assets	(2,334)	713
Payables and accrued liabilities	(9,803)	(13,592)
Other	(474)	3,127
Net cash provided by operating activities	74,330	47,283
Cash flows from investing activities:
Cash acquired from the Merger	—	19,250
Additions to oil and gas properties	(34,833)	(72,709)
Additions to other property and equipment	(1,057)	(1,081)
Additions to restricted investments	—	(155)
Withdrawals of restricted investments	—	90,000
Other	—	10
Net cash provided by (used in) investing activities	(35,890)	35,315
Cash flows from financing activities:
Advances on revolving credit facilities	25,000	125,000
Payments on revolving credit facilities	(55,000)	(134,000)
Proceeds from the paycheck protection program	5,516	—
Repayment of Midstates revolving credit facility	—	(76,559)
Deferred financing costs	(115)	(882)
Dividends to stockholders	(3,786)	(15,889)
Common stock repurchased and retired under the share repurchase program	—	(26,203)
Treasury stock acquired and retired	—	(3,340)
Costs incurred in conjunction with tender offer	—	(107)
Restricted shares returned to plan and retired	(51)	(406)
Other	35	84
Net cash provided by (used in) financing activities	(28,401)	(132,302)
Net change in cash, cash equivalents and restricted cash	10,039	(49,704)
Cash, cash equivalents and restricted cash, beginning of period	325	50,029
Cash, cash equivalents and restricted cash, end of period	$10,364	$325

See Accompanying Notes to Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

STATEMENTS OF CONSOLIDATED EQUITY

(In thousands)

	Stockholders' Equity
	Common Stock	Warrants	Additional Paid-in Capital	Treasury Stock	Accumulated Earnings (Deficit)	Total
Balance at December 31, 2018	3	4,788	355,872	—	55,895	416,558
Net income (loss)	—	—	—	—	(35,197)	(35,197)
Equity transactions related to the Merger	206	2	94,059	(2,723)	—	91,544
Acquisition of treasury stock	—	—	—	(618)	—	(618)
Retirement of treasury shares	—	—	(3,341)	3,341	—	—
Share-based compensation expense	—	—	4,530	—	—	4,530
Cost incurred in conjunction with tender offer	—	—	(107)	—	—	(107)
Common stock repurchased and retired under the share repurchase program	—	—	(26,203)	—	—	(26,203)
Dividends	—	—	—	—	(15,889)	(15,889)
Restricted shares returned to plan and retired	—	—	(406)	—	—	(406)
Other	—	—	(5)	—		(5)
Balance at December 31, 2019	209	4,790	424,399	—	4,809	434,207
Net income (loss)	—	—	—	—	(464,030)	(464,030)
Share-based compensation expense	—	—	(112)	—	—	(112)
Dividends	—	—	—	—	(3,786)	(3,786)
Expiration of warrants	—	(2)	2	—	—	—
Restricted shares returned to plan and retired	—	—	(51)	—	—	(51)
Other	169	—	(134)	—		35
Balance at December 31, 2020	$378	$4,788	$424,104	$—	$(463,007)	$(33,737)

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

We operate in one reportable segment engaged in the acquisition, development, exploitation and production of oil and natural gas properties. Our management evaluates performance based on one reportable business segment as there are not different economic environments within the operation of our oil and natural gas properties. Our assets consist primarily of producing oil and natural gas properties located in Oklahoma, the Rockies, federal waters offshore Southern California, East Texas/North Louisiana and the Eagle Ford. Most of our oil and natural gas properties are located in large, mature oil and natural gas reservoirs. The Company’s properties consist primarily of operated and non-operated working interests in producing and undeveloped leasehold acreage and working interests in identified producing wells.

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

Risk and Uncertainties

In March 2020, the World Health Organization declared a global pandemic related to the proliferation of COVID-19. The impact of COVID-19 and efforts to mitigate its spread have caused significant volatility in U.S. and international markets and a substantial reduction in global and domestic demand for oil and natural gas. Actions by governmental authorities to mitigate the spread of COVID-19, such as imposing mandatory closures of all non-essential business facilities, seeking voluntary closures of business facilities, and imposing restrictions on, or advisories with respect to, travel, business operations and public gatherings or interactions, have further exacerbated the economic impact of the pandemic.

As a result of the pandemic, there has also been a sharp reduction in the demand for oil and natural gas and a precipitous decline in commodity prices, which were further impacted by disputes over production levels among oil-producing countries, the significant increase in production levels by such countries and limited storage capacity for natural gas, oil and refined products. The reductions in commodity prices have resulted in lower levels of cash flow from operating activities. In addition, the borrowing base under our Revolving Credit Facility (as defined below) is subject to redetermination on at least a semi-annual basis primarily based on an engineering report with respect to our estimated oil and natural gas reserves, which takes into account the prevailing oil and natural gas prices at such time, as adjusted for the impact of our commodity derivative contracts. Severely reduced commodity prices contributed to a reduction in our borrowing base during the Spring 2020 redetermination process, and continued low prices may adversely impact subsequent redeterminations. The reduction in commodity prices has directly led to an impairment of our oil and natural gas properties. There may be further impairments in future periods if commodity prices do not fully recover.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Despite the gradual recovery in commodity prices in the second half of 2020, the expectation of a successful phased rollout of a vaccine in 2021, and the successful realization and execution of our liquidity enhancing initiatives and disciplined hedging program, there remains significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, the Company is unable to determine the extent of the impact caused by the COVID-19 pandemic to the Company’s operations.

Note 2. Summary of Significant Accounting Policies

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

Oil and natural gas are sold to a variety of purchasers, including intrastate and interstate pipelines or their marketing affiliates and independent marketing companies. Accounts receivable from joint operations are from a number of oil and natural gas companies, individuals and others who own interests in the properties operated by us. Generally, operators of crude oil and natural gas properties have the right to offset future revenues against unpaid charges related to operated wells, minimizing the credit risk associated with these receivables. An allowance for doubtful accounts is recorded after all reasonable efforts have been exhausted to collect or settle the amount owed. Any amounts outstanding longer than the contractual terms are considered past due. We recorded $1.5 million as an allowance for doubtful accounts at December 31, 2020 and 2019.

If we were to lose any one of our customers, the loss could temporarily delay the production and the sale of oil and natural gas in the related producing region. If we were to lose any single customer, we believe that a substitute customer to purchase the impacted production volumes could be identified.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following individual customers each accounted for 10% or more of total reported revenues for the period indicated:

	For the Year Ended
	December 31,
	2020	2019
Major customers:
Phillips 66	23%	27%
Sinclair Oil & Gas Company	21%	21%
BP America Production Company	17%	13%

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

There were no material capitalized exploratory drilling costs pending evaluation at December 31, 2020 and 2019.

Oil and Natural Gas Reserves

The estimates of proved oil and natural gas reserves utilized in the preparation of the Consolidated Financial Statements are estimated in accordance with the rules established by the SEC and the Financial Accounting Standards Board (“FASB”). These rules require that reserve estimates be prepared under existing economic and operating conditions using a trailing 12-month average price with no provision for price and cost escalations in future years except by contractual arrangements. The development of the Company’s oil and natural gas reserve quantities require management to make significant estimates and assumptions related to the intent and ability to complete undeveloped proved reserves within a five-year development period, as prescribed by SEC guidelines. Additionally, none of our PUDs are scheduled to be developed on a date more than five years from the date the reserves were initially booked as PUD as prescribed by the SEC guidelines. PUDs are converted from undeveloped to developed as applicable wells begin production. We engaged Cawley, Gillespie and Associates, Inc. (“CG&A”), our independent reserve engineers, to prepare our reserves estimates for all of our estimated proved reserves at December 31, 2020 and 2019.

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

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Investments

Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with the offshore Southern California oil and gas properties. These investments are classified as held-to-maturity and such investments are stated at amortized cost. Interest earned on these investments is included in interest expense, net in the statement of operations. These restricted investments may consist of money market deposit accounts and U.S. Government securities. See Note 8 and Note 16 for additional information.

Debt Issuance Costs

Debt issuance costs are recorded in prepaid expenses and other current assets line item on the balance sheet and amortized over the term of the associated debt using the straight-line method which generally approximates the effective yield method. Amortization expense, including write-off of debt issuance costs, for the years ended December 31, 2020 and 2019 was approximately $3.3 million and $1.2 million, respectively.

Impairments

Proved oil and natural gas properties are reviewed for impairment when events and circumstances indicate the carrying value of such properties may not be recoverable. This may be due to a downward revision of the reserve estimates, less than expected production, drilling results, higher operating and development costs, or lower commodity prices. The estimated undiscounted future cash flows expected in connection with the property are compared to the carrying value of the property to determine if the carrying amount is recoverable. If the carrying value of the property exceeds its estimated undiscounted future cash flows, the carrying amount of the property is reduced to its estimated fair value using Level 3 inputs. The factors used to determine fair value include, but are not limited to, estimates of proved and probable reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties. We recorded $427.6 million of impairment expense related to our proved properties for the year ended December 31, 2020. No impairment expense related to our proved properties was recorded for the year ended December 31, 2019.

Unproved oil and natural gas properties are reviewed for impairment based on time or geologic factors. Information such as drilling results, reservoir performance, seismic interpretation or future plans to develop acreage is also considered. When unproved property investments are deemed to be impaired, the expense is reported in impairment expense.

We recognized $49.3 million and $2.2 million in impairment expense related to our unproved properties for the years ended December 31, 2020 and 2019, respectively. For the year ended December 31, 2020 the impairment was related to expiring leases and the evaluation of qualitative and quantitative factors related to the current decline in commodity prices. For the year ended December 31, 2019, the impairment was for certain unproved leasehold costs.

Significant declines in commodity prices, further changes to the Company’s drilling or development plans, reduction of proved and probable reserve estimates, or increases in drilling or operating costs could result in other additional future impairments to proved and unproved oil and gas properties.

Asset Retirement Obligations

An asset retirement obligation associated with retiring long-lived assets is recognized as a liability on a discounted basis in the period in which the legal obligation is incurred and becomes determinable, with an equal amount capitalized as an addition to oil and natural gas properties, which is allocated to expense over the useful life of the asset. Generally, oil and gas producing companies incur such a liability upon acquiring or drilling a well. Accretion expense is recognized over time as the discounted liabilities are accreted to their expected settlement value. Upon settlement of the liability, a gain or loss is recognized in net income (loss) to the extent the actual costs differ from the recorded liability. See Note 7 for further discussion of asset retirement obligations.

Book Overdrafts

Book overdrafts, representing outstanding checks in excess of funds on deposit, are classified as accounts payable and the change in the related balance is reflected in operating activities in the statement of cash flows.

Revenue Recognition

Revenue from the sale of oil and natural gas is recognized when title passes, net of royalties due to third parties. Oil and natural gas revenues are recorded using the sales method. Under this method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers, regardless of whether the sales are proportionate to our ownership in the property. An asset or a liability is recognized to the extent there is an imbalance in excess of the proportionate share of the remaining recoverable reserves on the underlying properties. No significant imbalances existed at December 31, 2020 and 2019.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Capitalized Interest

We capitalize interest costs to oil and gas properties on expenditures made in connection with certain projects such as drilling and completion of new oil and natural gas wells and major facility installations. Interest is capitalized only for the period that such activities are in progress. Interest is capitalized using a weighted average interest rate based on our outstanding borrowings. These capitalized costs are included with intangible drilling costs and amortized using the units of production method. We had $0.2 million in capitalized interest for the years ended December 31, 2020 and 2019, respectively.

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

Earnings (loss) Per Share

Basic and diluted earnings (loss) per share (“EPS”) is determined by dividing net income (loss) available to the common stockholders by the weighted average number of outstanding shares during the period. Diluted earnings (loss) per common share is calculated under the two-class method and the treasury stock method by dividing net income (loss) available to common stockholders by the weighted average number of diluted common shares outstanding, which includes the effect of potentially dilutive securities. When a loss from continuing operations exists, all potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted earnings per share. See Note 11 for additional information.

Equity Compensation

The fair value of equity-classified awards (e.g., restricted common unit awards, restricted stock units or stock options) is amortized to earnings over the requisite service or vesting period. Compensation expense for liability-classified awards (e.g., phantom units awards) are recognized over the requisite service or vesting period of an award based on the fair value of the award re-measured at each reporting period. We currently have awards subject to performance criteria; such awards would vest when it is probable that the performance criteria will be met and the requisite service period has been met. Generally, no compensation expense is recognized for equity instruments that do not vest. See Note 12 for further information.

Lease Recognition

In February 2016, the FASB issued guidance regarding the accounting for leases. The FASB retained a dual model, requiring leases to be classified as either direct financing or operating leases. The classification will be based on criteria that are similar to the current lease accounting treatment. The Company is the lessee under various agreements for office space, compressors, equipment, vehicles and surface rentals (right of use assets) that are currently accounted for as operating leases.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

See Note 13 for additional information regarding the adoption of the leases standard.

Recently Adopted Accounting Pronouncements

Current Expected Credit Losses

In May 2019, the FASB issued an accounting standard update to provide entities with an option to irrevocably elect the fair value option applied on an instrument-by-instrument basis for certain financial assets upon the adoption of the guidance. The fair value option election does not apply to held-to-maturity debt securities. The Company adopted the guidance as of January 1, 2020. The Company has evaluated the impact of this guidance and concluded that the current and historical evaluation of estimated credit losses falls within the acceptable guidance.

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

The Company, as operator on most of our wells, also records receivables on billings to our joint interest owners who participate in the operating costs of the wells they have an interest in. Historically, an allowance for doubtful accounts has been set up to recognize credit losses on joint interest billing (“JIB”) receivables based upon an aging analysis, which is an appropriate method to estimate credit losses under the guidance. The Company will continue to assess the expected credit loss in the future as economic conditions change. Considering the recent drop in commodity prices, we believe the majority of our revenue purchasers have the size and financial condition to currently meet their obligations. There could be added risk on the JIB accounts receivable as some wells could become uneconomic, with the revenue not enough to cover operating expenses billed, which could result in additional write-offs. The Company will continue to closely monitor trade receivables. Based upon the analysis performed there was no impact to beginning retained earnings upon the adoption of the guidance. The Company’s monitoring activities include timely account reconciliation and balances are written off when determined to be uncollectible. The Company considered the market conditions surrounding the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted.

Fair Value Measurement. In August 2018, the FASB issued an amendment to modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. Certain disclosure requirements were removed, modified and added and primarily relate to Level 3 hierarchy measurements and changes to non-public entities disclosures. The guidance is effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of this guidance had no material impact on our consolidated financial statements.

New Accounting Pronouncements

Income Taxes – Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued an accounting standards update which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. This accounting standards update removes the following exceptions: (i) exception to the incremental approach for intraperiod tax allocation when there is a loss continuing operations and income or a gain from other items; (ii) exception to the requirements to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; (iii) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and (iv) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The amendments in the accounting standards update also improve consistency and simplify other areas of Topic 740 by clarifying and amending existing guidance. The new guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020. The Company is expecting to adopt the guidance January 1, 2021, with all of the anticipated and applicable effects to be required on a prospective basis. The adoption of this guidance does not expect to have a material impact on our consolidated financial statements.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 3. Revenues

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

Oil and natural gas revenues are recorded using the sales method. Under this method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers, regardless of whether the sales are proportionate to our ownership in the property. An asset or a liability is recognized to the extent there is an imbalance in excess of the proportionate share of the remaining recoverable reserves on the underlying properties. No significant imbalances existed at December 31, 2020 and 2019.

Disaggregation of Revenue

We have identified three material revenue streams in our business: oil, natural gas and NGLs. The following table present our revenues disaggregated by revenue stream.

	For the Year Ended
	December 31,
	2020	2019
	(in thousands)
Revenues
Oil	$138,273	$192,944
NGLs	$20,064	$22,347
Natural gas	$42,551	$59,316
Oil and natural gas sales	$200,888	$274,607

Contract Balances

Under our sales contracts, we invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities. Accounts receivable attributable to our revenue contracts with customers was $25.6 million and $31.9 million at December 31, 2020 and 2019, respectively.

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

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Acquisitions and Divestitures

The third party acquisitions discussed below were accounted for under the acquisition method of accounting. Accordingly, we conducted assessments of net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while acquisition costs associated with the acquisitions were expensed as incurred. The operating revenues and expenses of acquired properties are included in the accompanying financial statements from their respective closing dates forward. The transactions were financed through capital contributions and borrowings under our revolving credit facility.

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

Acquisition and Divestiture related expenses

Acquisition and divestiture related expenses for third party transactions are included in general and administrative expenses in the accompanying statements of operations for the periods indicated below (in thousands):

For the Year Ended
December 31,
2020	2019
$1,092	$17,305

There were no material acquisition or divestitures during the year ended December 31, 2020. The acquisition expenses incurred for the year ended December 31, 2019 were primarily related to the Merger discussed below.

Business Combination

As discussed in Note 2, the most significant assumptions in a business combination include those used to estimate the fair value of the oil and gas properties acquired. The fair value measurements of the oil and natural gas properties acquired, and asset retirement obligations assumed were derived utilizing an income approach and based, in part, on significant inputs not observable in the market. These inputs represent Level 3 measurements in the fair value hierarchy and include, but are not limited to, estimates of reserves, future operating and development costs, estimated future cash flows and appropriate discount rates. These inputs required significant judgments and estimates at the time of the valuation.

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

Purchase Price Allocation

The Merger had been accounted for using the acquisition method, with Legacy Amplify treated as the acquirer for accounting purposes. The following table represents the allocation of the total purchase price of Midstates to the identifiable assets acquired and the liabilities assumed based on the fair values as of the acquisition date.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We included in our Consolidated Statements of Operations revenue of $31.8 million, direct operating expenses of $34.0 million, and other expenses of $0.4 million, for the Oklahoma properties acquired through the Merger for the period of August 6, 2019 through December 31, 2019.

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

Unaudited Pro Forma Financials

The following unaudited pro forma financial information for the year ended December 31, 2019, is based on our historical consolidated financial statements adjusted to reflect as if the Merger had occurred on January 1, 2018. The information below reflects pro forma adjustments based on available information and certain assumptions that we believe are reasonable, including adjustments to the estimated tax impact of pro forma adjustments. The unaudited pro forma financial information is not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the period presented, nor is it necessarily indicative of future results.

For the Year Ended December 31,
2019
(Unaudited)	(In thousands, except per unit amounts)
Revenues	$336,326
Net income (loss)	(22,926)
Earnings per share:
Basic	$(0.78)
Diluted	$(0.78)

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Level 2 — Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. At December 31, 2020 and 2019, all of the derivative instruments reflected on the accompanying balance sheets were considered Level 2.

Level 3 — Measure based on prices or valuation models that require inputs that are both significant to the fair value measurement and are less observable from objective sources (i.e., supported by little or no market activity).

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying values of cash and cash equivalents (Level 1), accounts receivables, accounts payables (including accrued liabilities) and amounts outstanding under long-term debt agreements with variable rates included in the accompanying balance sheets approximated fair value at December 31, 2020 and 2019. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables. See Note 9 for the estimated fair value of our outstanding fixed-rate debt.

The fair market values of the derivative financial instruments reflected on the balance sheets as of December 31, 2020 and December 31, 2019 were based on estimated forward commodity prices (including nonperformance risk). Nonperformance risk is the risk that the obligation related to the derivative instrument will not be fulfilled. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following table presents the derivative assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and December 31, 2019 for each of the fair value hierarchy levels:

	Fair Value Measurements at December 31, 2020 Using
	Quoted Prices in	Significant Other	Significant
	Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$15,449	$—	$15,449
Interest rate derivatives	—	—	—	—
Total assets	$—	$15,449	$—	$15,449

Liabilities:
Commodity derivatives	$—	$23,495	$—	$23,495
Interest rate derivatives	—	2,752	—	2,752
Total liabilities	$—	$26,247	$—	$26,247

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements at December 31, 2019 Using
	Quoted Prices in	Significant Other	Significant
	Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$18,509	$—	$18,509
Interest rate derivatives	—	595	—	595
Total assets	$—	$19,104	$—	$19,104

Liabilities:
Commodity derivatives	$—	$6,861	$—	$6,861
Interest rate derivatives	—	558	—	558
Total liabilities	$—	$7,419	$—	$7,419

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

•

Proved oil and natural gas properties are reviewed for impairment when events and circumstances indicate the carrying value of such properties may not be recoverable. The Company uses an income approach based on the discounted cash flow method, whereby the present value of expected future net cash flows are discounted by applying an appropriate discount rate, for purposes of placing a fair value on the assets. The future cash flows are based on management’s estimates for the future. The unobservable inputs used to determine fair value include, but are not limited to, estimates of proved reserves, estimates of probable reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties (some of which are Level 3 inputs within the fair value hierarchy).

(i)

We recognized $427.6 million of impairment expense on our proved oil and natural gas properties for the year ended December 31, 2020. These impairments related to certain properties located in East Texas, the Rockies, offshore Southern California and the Eagle Ford. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable primarily as a result of declining commodity prices. The impairments were due to a decline in the value of estimated proved reserves based on declining commodity prices.

•

Unproved oil and natural gas properties are reviewed for impairment based on time or geologic factors. Information such as drilling results, reservoir performance, seismic interpretation or future plans to develop acreage is also considered.

(i)

We recognized $49.3 million of impairment expense on unproved properties for the year ended December 31, 2020, which was related to expiring leases and the evaluation of qualitative and quantitative factors related to the current decline in commodity prices.

(ii)

We recognized a $2.2 million impairment expense on unproved properties for the year ended December 31, 2019, which was related to certain unproved leasehold costs in Oklahoma due to changes in development plans in the areas of Alfalfa, Major and Woods counties in Oklahoma.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Risk Management and Derivative Instruments

Derivative instruments are utilized to manage exposure to commodity price fluctuations and achieve a more predictable cash flow in connection with natural gas and oil sales from production. These transactions limit exposure to declines in prices, but also limit the benefits that would be realized if prices increase.

Certain inherent business risks are associated with commodity and interest derivative contracts, including market risk and credit risk. Market risk is the risk that the price of natural gas or oil will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the counterparty to a contract. It is our policy to enter into derivative contracts, only with creditworthy counterparties, which generally are financial institutions, deemed by management as competent and competitive market makers. Some of the lenders, or certain of their affiliates, under our previous and current credit agreement are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with creditworthy counterparties that are generally large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. We have also entered into International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. At December 31, 2020, after taking into effect netting arrangements, we had no counterparty exposure related to our derivative instruments. As a result, had all counterparties failed completely to perform according to the terms of the existing contracts, we would have the right to offset $2.1 million against amounts outstanding under our Revolving Credit Facility at December 31, 2020. See Note 9 for additional information regarding our Revolving Credit Facility.

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

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2020, the Company had the following open commodity positions:

	2021	2022
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (MMBtu)	925,000	590,000
Weighted-average fixed price	$2.49	$2.48

Collar contracts:
Two-way collars
Average monthly volume (MMBtu)	925,000	595,000
Weighted-average floor price	$2.10	$2.37
Weighted-average ceiling price	$3.28	$3.09

Natural Gas Basis Swaps:
PEPL basis swaps:
Average monthly volume (MMBtu)	500,000	—
Weighted-average spread	$(0.40)	$—

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (Bbls)	181,250	40,000
Weighted-average fixed price	$45.84	$52.39

Collar contracts:
Three-way collars
Average monthly volume (Bbls)	42,500	76,000
Weighted-average ceiling price	$50.61	$53.18
Weighted-average floor price	$40.00	$40.00
Weighted-average sub-floor price	$30.00	$31.32

NGL Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (Bbls)	22,800	—
Weighted-average fixed price	$24.25	$—

Interest Rate Swaps

Periodically, we enter into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates such as those in our credit agreement to fixed interest rates. At December 31, 2020, we had the following interest rate swaps open positions:

	2021	2022
Average Monthly Notional (in thousands)	$125,000	$75,000
Weighted-average fixed rate	1.612%	1.281%
Floating rate	1 Month LIBOR	1 Month LIBOR

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at December 31, 2020 and 2019. There was no cash collateral received or pledged associated with our derivative instruments since most of the counterparties, or certain of their affiliates, to our derivative contracts are lenders under our Credit Agreement (as defined below).

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
		December 31,	December 31,	December 31,	December 31,
Type	Balance Sheet Location	2020	2020	2019	2019
		(In thousands)
Commodity contracts	Short-term derivative instruments	$6,088	$15,007	$11,518	$5,887
Interest rate swaps	Short-term derivative instruments	—	1,905	248	253
Gross fair value		6,088	16,912	11,766	6,140
Netting arrangements		(6,088)	(6,088)	(5,887)	(5,887)
Net recorded fair value	Short-term derivative instruments	$—	$10,824	$5,879	$253

Commodity contracts	Long-term derivative instruments	$9,361	$8,488	$6,990	$973
Interest rate swaps	Long-term derivative instruments	—	847	347	305
Gross fair value		9,361	9,335	7,337	1,278
Netting arrangements		(8,488)	(8,488)	(973)	(973)
Net recorded fair value	Long-term derivative instruments	$873	$847	$6,364	$305

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

		For the Year Ended
	Statements of	December 31,
	Operations Location	2020	2019
Commodity derivative contracts	(Gain) loss on commodity derivatives	$(60,671)	$6,700
(Gain) loss on interest rate derivatives	Interest expense, net	4,044	(224)

Note 7. Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the Company’s portion of future plugging and abandonment of wells and related facilities. The following table presents the changes in the asset retirement obligations for the years ended December 31, 2020 and 2019 (in thousands):

	For the Year Ended
	December 31,
	2020	2019
Asset retirement obligations at beginning of period	$91,089	$76,344
Liabilities added from acquisition or drilling (1)	79	9,497
Liabilities removed upon sale of wells	—	—
Liabilities settled	(327)	(259)
Accretion expense	6,206	5,559
Revision of estimates	102	(52)
Asset retirement obligation at end of period	97,149	91,089
Less: Current Portion	424	623
Asset retirement obligations - long-term portion	$96,725	$90,466

(1)	The increase in liabilities added from acquisition or drilling for the year ended December 31, 2019, is primarily due to the Merger with Midstates.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Restricted Investments

Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with the offshore Southern California oil and gas properties. The components of the restricted investment balances are as follows:

	December 31,
	2020	2019
	(In thousands)
BOEM platform abandonment (See Note 16)	$313	$313

SPBPC Collateral:
Contractual pipeline and surface facilities abandonment	4,310	4,309
Restricted investments	$4,623	$4,622

On June 24, 2019, the Company received the release of $90.0 million from the Beta Decommissioning Trust Account. See Note 16 for additional information related to the Beta Decommissioning Trust Account.

Note 9. Debt

Our consolidated debt obligations consisted of the following at the dates indicated:

	December 31,	December 31,
	2020	2019
	(In thousands)
Revolving Credit Facility (1)	$255,000	$285,000
Paycheck Protection Program loan	5,516	—
Total long-term debt	$260,516	$285,000

(1)	The carrying amount of our Revolving Credit Facility approximates fair value because the interest rates are variable and reflective of market rates.

Revolving Credit Facility

On November 2, 2018, OLLC and Amplify Acquisitionco, Inc. (“Acquistionco”) entered into a credit agreement (the “Credit Agreement”), providing for a reserve-based revolving credit facility (the “Revolving Credit Facility”), subject to a borrowing base of $260.0 million as of December 31, 2020, which is guaranteed by us and all of our current subsidiaries. The Credit Agreement matures on November 2, 2023. The borrowing base under the Company’s Credit Agreement is subject to redetermination on at least a semi-annual basis based on an engineering report with respect to our estimated oil, NGL and natural gas reserves, which will take into account the prevailing oil, NGL and natural gas prices at such time, as adjusted for the impact of commodity derivative contracts. Unanimous approval by the lenders is required for any increase to the borrowing base.

The terms and conditions under the original Credit Agreement include (but are not limited to) the following:

•

at OLLC’s option, borrowings under the Credit Agreement will bear interest at the base rate, LIBOR Market Index rate or LIBOR plus an applicable margin. Base rate loans bear interest at a rate per annum equal to the greatest of: (i) the federal funds effective rate plus 50 basis points, (ii) the rate of interest in effect for each day as publicly announced from time to time by the Agent as its “prime rate”; and (iii) the adjusted LIBOR rate for a one-month interest period plus 100 basis points per annum. The applicable margin for base rate loans ranges from 100 to 200 basis points, and the applicable margin for LIBOR loans and LIBOR Market loans ranges from 200 to 300 basis points, in each case depending on the percentage of the borrowing base utilized;

•

the obligations under the Revolving Credit Facility are secured by mortgages on not less than 85% of the PV-9 value of oil and gas properties (and at least 85% of the PV-9 value of the proved, developed and producing oil and gas properties) included in the determination of the borrowing base. OLLC and its other subsidiaries entered into a pledge and security agreement in favor of the Agent for the secured parties, pursuant to which OLLC’s obligations under the Credit Agreement are secured by a first priority security interest in substantially all of our assets (subject to permitted liens). Additionally, the Company entered into a non-recourse pledge agreement in favor of the Agent for the secured parties, pursuant to which OLLC’s obligations under the Credit Agreement are secured by a pledge and security interest of 100% of the equity interests held by the Company in Acquisitionco;

•	0.5% fee on unused line of credit;

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Borrowing Base Redetermination Agreement and Fourth Amendment

On November 17, 2020, the Company entered into the Borrowing Base Redetermination Agreement and Fourth Amendment to Credit Agreement, among the Borrower, Amplify Acquisitionco LLC, a Delaware limited liability company, the guarantors party thereto, the lenders party thereto and Bank of Montreal, as administrative agent (the “Fourth Amendment”). The Fourth Amendment amended the parties’ existing Credit Agreement, to among other things:

•	reaffirm the borrowing base under the Credit Agreement at $260.0 million; and
•	modify the affirmative hedging covenant to include at least 65% and 45% hedge for calendar years 2021 and 2022 on a total proved developed producing reserves, respectively.

The foregoing description of the Fourth Amendment is qualified in its entirety by reference to the Fourth Amendment, which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 18, 2020.

Borrowing Base Redetermination Agreement and Third Amendment

On June 12, 2020, the Company entered into the Borrowing Base Redetermination Agreement and Third Amendment to Credit Agreement, among the Borrower, Amplify Acquisitionco LLC, a Delaware limited liability company, the guarantors party thereto, the lenders party thereto and Bank of Montreal, as administrative agent (the “Third Amendment”). The Third Amendment amended the parties’ existing Credit Agreement, to among other things:

•

reduce the borrowing base under the Credit Agreement from $450.0 million to $285.0 million, with monthly reductions of $5.0 million thereafter until the borrowing base is reduced to $260.0 million, effective November 1, 2020;

•	increase the amount of first priority liens on all assets from at least 85% to 90%;
•	the applicable margin for LIBOR loans and LIBOR Market loans increased from 200 to 300 basis points to 250 to 350 basis points.
•	suspend certain financial covenants for the quarter ended June 30, 2020;
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

The foregoing description of the Third Amendment is qualified in its entirety by reference to the Third Amendment, which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2020.

Borrowing Base Redetermination

On November 8, 2019, as part of the Company’s fall 2019 semiannual borrowing base redetermination, the borrowing base and lender commitments under the Company’s Credit Agreement among wholly owned subsidiaries of the Company, Bank of Montreal, as administrative agent, and other lenders party thereto was decreased from $530.0 million to $450.0 million.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Joinder Agreement

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

The foregoing description of the Joinder Agreement is qualified in its entirety by reference to the Joinder Agreement, which is attached as Exhibit 10.1 to Legacy Amplify’s Current Report on Form 8-K filed on August 6, 2019.

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

Debt Compliance

As of December 31, 2020, we were in compliance with all the financial (current ratio and total leverage ratio) and other covenants associated with our Revolving Credit Facility.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid on variable-rate debt obligations for the periods presented:

	For the Year Ended
	December 31,
	2020	2019
Revolving Credit Facility	3.63%	4.76%

Letters of credit

At December 31, 2020, we had no letters of credit outstanding.

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with our Revolving Credit Facility was $1.6 million at December 31, 2020. The unamortized deferred financing costs are amortized over the remaining life of our Revolving Credit Facility using the straight-line method which generally approximate the effective interest method.

For the year ended December 31, 2020, we wrote-off $2.4 million of deferred financing costs in connection with the decrease in our borrowing base.

Note 10. Equity (Deficit)

Equity Outstanding

The Company’s authorized capital stock includes 250,000,000 shares of common stock, $0.01 par value per share. The following table summarizes the changes in the number of outstanding common units and shares of common stock:

Common Shares
Balance, December 31, 2018	22,181,881
Issuance of common stock	—
Restricted stock units vested	412,938
Repurchase of common shares (1)	(120,163)
Common stock repurchased and retired under share repurchase program	(169,400)
Balance, June 30, 2019	22,305,256
Restricted stock units vested	38,181
Repurchase of common shares (1)	(9,427)
Balance, August 5, 2019	22,334,010
Ratio to convert Amplify shares	0.933
Common stock issued to Legacy Amplify stockholders	20,837,633
Midstates stock outstanding and acquired with the Merger	20,415,005
Treasury shares acquired from the Merger	205,861
Restricted stock units vested	682,552
Repurchase of common shares (1)	(31,697)
Common stock repurchased and retired under share repurchase program	(4,195,247)
Cancelation and retirement of shares	(347,567)
Balance, December 31, 2019	37,566,540
Issuance of common stock	—
Restricted stock units vested	132,237
Repurchase of common shares (1)	(35,268)
Balance, December 31, 2020	37,663,509

(1)	Represents the net settlement on vesting of restricted stock necessary to satisfy the minimum statutory tax withholding requirements.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

In connection with the Merger, Legacy Amplify entered into a warrant agreement (the “Warrant Agreement”) with American Stock Transfer & Trust Company, LLC, as warrant agent (“AST”), pursuant to which Legacy Amplify issued warrants to purchase up to 2,173,913 shares of Legacy Amplify’s common stock (representing 8% of Legacy Amplify’s outstanding common stock as of the Effective Date including shares of Legacy Amplify’s common stock issuable upon full exercise of the warrants, but excluding any common stock issuable under the Legacy Amplify’s Management Incentive Plan), exercisable for a five year period commencing on the Effective Date at an exercise price of $42.60 per share.

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

In connection with the Merger in August 2019, the Company assumed outstanding warrants of 4,647,520 Third Lien Notes Warrants at an exercise price of $22.78 per share (the “Third Lien Warrants”) and 2,332,089 Unsecured Creditor Warrants at an exercise price of $43.67 per share (the “Unsecured Creditor Warrants” and collectively with the Third Lien Warrants, the “Warrants”). The Warrants expired on April 21, 2020.

Treasury Stock

As of August 6, 2019, the Company assumed the outstanding treasury shares held by Midstates of 205,861 treasury shares outstanding. After the Merger closed, the Company retired and cancelled all treasury stock outstanding. No treasury stock remained outstanding at December 31, 2020 and 2019, respectively.

Share Repurchase Program

In connection, with the closing of the Merger, the board of directors approved the commencement of an open market share repurchase program of up to $25.0 million of the Company’s outstanding shares of common stock, with repurchases beginning on or after August 6, 2019. For the period from August 6, 2019 to December 31, 2019, the Company repurchased 4,195,247 shares of common stock at an average price of $6.28 per share for a total cost of approximately $24.9 million. The share repurchase program was terminated on December 31. 2019.

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

Cash Dividend Payment

On March 3, 2020, our board of directors approved a dividend of $0.10 per share of outstanding common stock or $3.8 million in aggregate, which was paid on March 30, 2020, to stockholders of record at the close of business on March 16, 2020. The board of directors subsequently suspended quarterly dividends. Future dividends, if any, are subject to debt covenants under our Revolving Credit Facility and discretionary approval by the board of directors.

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

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Earnings per Share

The following sets forth the calculation of earnings (loss) per share, or EPS, for the periods indicated (in thousands, except per share amounts):

	For the Year Ended
	December 31,
	2020	2019
Net income (loss)	$(464,030)	$(35,197)
Less: Net income (loss) allocated to participating restricted stockholders	—	—
Basic and diluted earnings available to common stockholders	$(464,030)	$(35,197)

Common shares:
Common shares outstanding — basic	37,612	29,301
Dilutive effect of potential common shares	—	—
Common shares outstanding — diluted	37,612	29,301

Net earnings (loss) per share:
Basic	$(12.34)	$(1.20)
Diluted	$(12.34)	$(1.20)
Antidilutive warrants (1)	2,174	9,154

(1)	Amount represents warrants to purchase common stock that are excluded from the diluted net earnings per share calculations because of their antidilutive effect.

Note 12. Equity-based Awards

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

Legacy Amplify MIP awards are granted in the form of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards, stock awards and other incentive awards. To the extent that an award under the Legacy Amplify MIP is expired, forfeited or cancelled for any reason without having been exercised in full, the unexercised award would then be available again for future grants under the Legacy Amplify MIP. The Legacy Amplify MIP is administered by the board of directors of the Company. At December 31, 2020, 1,046,698 shares remain available for issuance under the Legacy Amplify MIP.

On October 21, 2016, Midstates established the 2016 Long-term Incentive Plan (“Midstates 2016 LTIP”) shares for issuance under the terms of the Midstates 2016 LTIP to employees and directors. The types of awards that may be granted under the Midstates 2016 LTIP include stock options, restricted stock units, restricted stock, performance awards and other forms of awards granted or denominated in shares of common stock, as well as certain cash-based awards. To the extent that an award under the Midstates 2016 LTIP is expired, forfeited or are cancelled for any reason without having been exercised in full, the unexercised award would then be available again for future grants under the Midstates 2016 LTIP. After the effective date of the Merger, the Midstates 2016 LTIP shares are available for issuance to employees and directors of the Company. At December 31, 2020, 2,167,996 shares remain available for issuance under the Midstates 2016 LTIP.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

Restricted Stock Units with Service Vesting Condition

Restricted stock units with service vesting conditions (“TSUs”) are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a straight-line basis over the requisite service period and forfeitures are accounted for as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost associated with TSUs was $0.3 million at December 31, 2020. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of 1.3 years.

The following table summarizes information regarding the TSUs granted under the Legacy Amplify MIP for the period presented:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
TSUs outstanding at December 31, 2018	598,024	$11.35
Granted (2)	300,517	$6.80
Forfeited	(38,151)	$11.13
Vested	(437,834)	$8.71
TSUs outstanding at August 5, 2019	422,556	$10.87
Ratio to convert TSUs (3)	0.933
Converted TSUs	394,245
TSUs outstanding at August 6, 2019 (4)	394,245	$5.12
Granted (5)	17,500	$6.14
Forfeited	(38,652)	$5.12
Vested	(81,723)	$5.12
TSUs outstanding at December 31, 2019	291,370	$5.18
Granted (6)	43,250	$3.10
Forfeited	(93,845)	$5.12
Vested	(124,978)	$5.17
TSUs outstanding at December 31, 2020	115,797	$4.47

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)	The aggregate grant date fair value of TSUs issued for the period from January 1, 2019 through August 5, 2019 was $2.0 million based on a grant date market price ranging from $4.48 to $8.70 per share.
(3)	The merger ratio used to convert Legacy Amplify TSUs into newly issued TSUs.
(4)	This reflects the unvested TSUs converted into newly issued Company’s TSUs at August 6, 2019 at a stock price of $5.12 per share.
(5)	The aggregate grant date fair value of TSUs issued for the period August 6, 2019 through December 31, 2019 was $0.1 million based on a grant date market price of $6.14 per share.
(6)	The aggregate grant date fair value of TSUs issued for the year ended December 31, 2020 was $0.1 million based on a grant date market price ranging from $0.54 to $6.61 per share.

Restricted Stock Units with Market and Service Vesting Conditions

Restricted stock units with market and service vesting conditions (“PSUs”) are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a graded-vesting basis. As such, the Company recognizes compensation cost over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards. The Company accounts for forfeitures as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost related to the PSUs was $0.1 million at December 31, 2020. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 1.4 years.

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

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assumptions used to estimate the fair value of the PSUs are as follows:

Share price targets	$12.50	$15.00	$17.50

Risk-free interest rate:
Awards Issued on January 1, 2020 and April 1, 2020	1.61%	1.61%	1.61%

Dividend yield
Awards Issued on January 1, 2020 and April 1, 2020	12.1%	12.1%	12.1%

Expected volatility:
Awards Issued on January 1, 2020 and April 1, 2020	60.0%	60.0%	60.0%

Calculated fair value per PSU:
Awards Issued on January 1, 2020 and April 1, 2020	$3.66	$2.98	$2.46

Share price targets	$12.50	$15.00	$17.50

Risk-free interest rate:
Awards Issued on January 1, 2019	2.44%	2.44%	2.44%
Awards Issued on April 1, 2019	2.28%	2.28%	2.28%
Awards Issued on July 1, 2019	1.73%	1.73%	1.73%
Awards Issued on October 1, 2019	1.50%	1.50%	1.50%

Dividend yield	—	—	—

Expected volatility:
Awards Issued on January 1, 2019	54.0%	54.0%	54.0%
Awards Issued on April 1, 2019	50.0%	50.0%	50.0%
Awards Issued on July 1, 2019	57.0%	57.0%	57.0%
Awards Issued on October 1, 2019	65.0%	65.0%	65.0%

Calculated fair value per PSU:
Awards Issued on January 1, 2019	$6.76	$5.86	$5.11
Awards Issued on April 1, 2019	$4.22	$3.43	$2.80
Awards Issued on July 1, 2019	$2.63	$2.05	$1.64
Awards Issued on October 1, 2019	$3.40	$2.83	$2.38

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information regarding the PSUs granted under the Legacy Amplify MIP for the period presented:
		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
PSUs outstanding at December 31, 2018	393,500	$8.14
Granted (2)	17,750	$4.06
Forfeited	(22,750)	$7.59
Vested	—	$—
PSUs outstanding at August 5, 2019	388,500	$7.98
Ratio to convert PSUs (3)	0.933
Converted PSUs	362,471
PSUs outstanding on August 6, 2019 (4)	362,471	$2.11
Granted (5)	17,500	$2.87
Forfeited	(74,078)	$2.11
Vested	—	$—
PSUs outstanding at December 31, 2019	305,893	$2.15
Granted (6)	43,250	$3.03
Forfeited	(134,589)	$2.11
Vested	—	$—
PSUs outstanding at December 31, 2020	214,554	$2.36

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)

The aggregate grant date fair value of PSUs issued for the period January 1, 2019 through August 5, 2019 was less than $0.1 million based on a calculated fair value price ranging from $1.64 to $6.76 per share.

(3)	The merger ratio used to convert Legacy Amplify PSUs into newly issued Company PSUs.
(4)	This reflects the unvested PSU awards converted into newly issued PSUs at August 6, 2019 based on a calculated fair value price ranging from $1.64 to $2.63 per share.
(5)

The aggregate grant date fair value of PSUs issued for the period August 6, 2019 through December 31, 2019 was less than $0.1 million based on a calculated fair value price ranging from $2.38 to $3.40 per share.

(6)	The aggregate grant date fair value of PSUs issued for the year ended December 31, 2020 was $0.1 million based on a calculated fair value price ranging from $2.46 to $3.66 per share.

2017 Non-Employee Directors Compensation Plan

In June 2017, in connection with the Plan, Legacy Amplify implemented the Legacy Amplify Non-Employee Directors Compensation Plan to attract and retain services of experienced non-employee directors of the Company or its subsidiaries. At December 31, 2020, 104,503 shares remain available for issuance under the Legacy Amplify Non-Employee Directors Compensation Plan.

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

The restricted stock units with a service vesting condition (“Board RSUs”) granted are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a straight-line basis over the requisite service period and forfeitures are accounted for as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost associated with Board RSUs was less than $0.1 million at December 31, 2020. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of 1.3 years.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information regarding the Board RSUs granted under the Director Compensation Plan for the period presented:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
Board RSUs outstanding at December 31, 2018	39,604	$11.36
Granted (2)	42,933	$6.95
Forfeited	—	$—
Vested	(49,723)	$9.54
Board RSUs outstanding at August 5, 2019	32,814	$8.35
Ratio to convert Board RSUs (3)	0.933
Converted Board RSUs	30,616
Board RSUs outstanding on August 6, 2019 (4)	30,616	$5.12
Granted	—	$—
Forfeited	—	$—
Vested	(14,459)	$5.12
Board RSUs outstanding at December 31, 2019	16,157	$5.12
Granted	—	$—
Forfeited	—	$—
Vested	(7,259)	$5.12
Board RSUs outstanding at December 31, 2020	8,898	$5.12

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)	The aggregate grant date fair value of Board RSUs issued for the period from January 1, 2019 through August 5, 2019 was $0.3 million based on a grant date market price of $6.95 per share.
(3)	The merger ratio used to convert Legacy Amplify Board RSUs into newly issued Company Board RSUs.
(4)	This reflects the unvested Board RSU awards converted into newly issued Board RSUs at August 6, 2019 in which the stock price was at $5.12 per share.

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

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Compensation Expense

The following table summarizes the amount of recognized compensation expense associated with these awards that are reflected in the accompanying statements of operations for the periods presented (in thousands):

	For the Year Ended
	December 31,
	2020	2019
Equity classified awards
TSUs	$267	$1,797
PSUs	98	981
Board RSUs	19	264
	$384	$3,042

Note 13. Leases

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

For the year ended December 31, 2020, our leases qualify as operating leases and we did not have any existing or new leases qualifying as financing leases. We have leases for office space and equipment in our corporate office and operating regions as well as vehicles, compressors and surface rentals related to our business operations. In addition, we have offshore Southern California pipeline right-of-way use agreements. Most of our leases, other than our corporate office lease, have an initial term and may be extended on a month-to-month basis after expiration of the initial term. Most of our leases can be terminated with 30-day prior written notice. The majority of our month-to-month leases are not included as a lease liability in our balance sheet under ASC 842 because continuation of the lease is not reasonably certain. Additionally, the Company elected the short-term practical expedient to exclude leases with a term of twelve months or less.

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

For the year ended December 31, 2020 and 2019, we recognized approximately $2.4 million and $2.1 million, respectively, of costs relating to the operating leases in the Statements of Consolidated Operations.

The following table presents the Company’s right-of-use assets and lease liabilities for the period presented:

	December 31,	December 31,
	2020	2019
	(In thousands)
Right-of-use asset	$2,500	$4,406

Lease liabilities:
Current lease liability	2,258	1,712
Long-term lease liability	266	2,720
Total lease liability	$2,524	$4,432

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the Company’s maturity analysis of the minimum lease payment obligations under non-cancelable operating leases with a remaining term in excess of one year (in thousands):

	Office leases	Leased vehicles and office equipment	Total
2021	$1,631	$634	$2,265
2022	140	157	297
2023	—	35	35
2024 and thereafter	—	—	—
Total lease payments	1,771	826	2,597
Less: interest	51	22	73
Present value of lease liabilities	$1,720	$804	$2,524

The weighted average remaining lease terms and discount rate for all of our operating leases for the period presented:

	December 31,
	2020	2019
Weighted average remaining lease term (years):
Office leases	0.74	1.50
Vehicles	0.34	0.44
Office equipment	0.04	0.08
Weighted average discount rate:
Office leases	3.41%	3.63%
Vehicles	0.96%	0.84%
Office equipment	0.17%	0.18%

During the year ended December 31, 2019, the Company recorded a $4.2 million loss on lease, which relates to the Midstates corporate office lease. The office was vacated in mid-November 2019. Due to excess sublease inventory in the local market, a liability has been accrued for rent and other operating expenses based upon the term and provisions of the lease.

Note 14. Supplemental Disclosures to the Consolidated Balance Sheet and Condensed Statement of Cash Flows

Accrued Liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	December 31,	December 31,
	2020	2019
Accrued lease operating expense	$8,978	$11,794
Accrued commitment fee and other expense	4,404	—
Accrued general and administrative expense	3,349	3,126
Operating lease liability	2,258	1,712
Accrued production and ad valorem tax	2,601	520
Accrued capital expenditures	173	5,515
Asset retirement obligations	424	623
Accrued current income taxes	110	—
Accrued interest payable	26	36
Other	354	32
Accrued liabilities	$22,677	$23,358

Cash and Cash Equivalents Reconciliation

The following table provides a reconciliation of cash and cash equivalents on the Consolidated Balance Sheet to cash, cash equivalents and restricted cash on the Statements of Consolidated Cash Flows (in thousands):

	December 31,	December 31,
	2020	2019
Cash and cash equivalents	$10,364	$—
Restricted cash	—	325
Total cash, cash equivalents and restricted cash	$10,364	$325

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flows

Supplemental cash flow for the periods presented (in thousands):

	For the Year Ended
	December 31,
	2020	2019
Supplemental cash flows:
Cash paid for interest, net of amounts capitalized	$10,331	$15,937
Cash paid for reorganization items, net	566	1,057
Cash paid for taxes	85	—

Noncash investing and financing activities:
Change in capital expenditures in payables and accrued liabilities	(5,343)	2,143
Assumption of asset retirement obligations related to Merger	—	9,440
Assets acquired & liabilities assumed in the Merger:
Accounts receivable	—	14,633
Prepaids and other current assets	—	3,229
Other non-current assets	—	9,075
Oil and natural gas properties	—	149,421
Other property and equipment	—	1,694
Accounts payable and other current liabilities	—	(24,135)
Other non-current liabilities	—	(5,067)
Long-term debt	—	(76,559)
Issuance of common stock in connection with the Merger	—	91,541

Note 15. Related Party Transactions

Related Party Agreements

There have been no transactions between us and a related person in which the related person had a direct or indirect material interest for the year ended December 31, 2020 and 2019, respectively.

Secondary Public Offering of Common Stock for Selling Stockholders

On December 11, 2020, certain selling stockholders of the Company (the “Selling Stockholders”), Roth Capital Partners, LLC (the “Underwriter”) and the Company entered into an underwriting agreement, pursuant to which the Selling Stockholders agreed to sell to the Underwriter, and the Underwriter agreed to purchase from the Selling Stockholders, subject to and upon the terms and conditions set forth therein, an aggregate of 8,548,485 shares of Common Stock. The offering closed on December 15, 2020. The Company did not receive any proceeds from the sale of shares of Common Stock in the offering.

The offering was made pursuant to effective shelf registration statements (File No. 333-233677, effective October 11, 2019, and 333-215602, effective May 1, 2018) and prospectuses filed by the Company with the SEC. The offering of these securities was made only by means of a prospectus and prospectus supplement.

Note 16. Commitments and Contingencies

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

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At December 31, 2020 and 2019, we had no environmental reserves recorded.

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

On August 24, 2020, the Legacy Amplify debtors filed with the Bankruptcy Court a motion for a final decree closing the remaining Chapter 11 cases with respect to (i) San Pedro Bay Pipeline Company, Ch. 11 Case No. 17-30249, (ii) Rise Energy Beta, LLC, Ch. 11 Case No. 17-30250, and (iii) Beta Operating Company, LLC, Ch. 11 Case No. 17-30253. On September 15, 2020, the Bankruptcy Court entered the final decree closing the remaining Chapter 11 cases. Accordingly, certain expenses, gains and losses that were realized or incurred in the bankruptcy proceedings are recorded in “reorganization items, net” on the Company’s Statement of Consolidated Operations.

Sinking Fund Trust Agreement

Beta Operating Company, LLC (“Beta”), a wholly owned subsidiary, assumed an obligation with a third party to make payments into a sinking fund in connection with its 2009 acquisition of our properties in federal waters offshore Southern California, the purpose of which is to provide funds adequate to decommission the portion of the San Pedro Bay Pipeline that lies within state waters and the surface facilities. Under the terms of the agreement, the operator of the properties is obligated to make monthly deposits into the sinking fund account in an amount equal to $0.25 per barrel of oil and other liquid hydrocarbon produced from the acquired working interest. Interest earned in the account stays in the account. The obligation to fund ceases when the aggregate value of the account reaches $4.3 million. As of December 31, 2020, the account balance included in restricted investments was approximately $4.6 million.

Supplemental Bond for Decommissioning Liabilities Trust Agreement

Beta has an obligation with the BOEM in connection with the 2009 acquisition of the Beta Properties. The Company had previously supported this obligation with $71.3 million of A-rated surety bonds and $90.2 million in cash, but $90.0 million of cash was released to the Company on June 24, 2019. Following the release, Beta’s decommissioning obligations remain fully supported by $161.3 million in A-rated surety bonds and $0.3 million in cash at December 31, 2020. Pursuant to the terms of our existing bonding arrangements with various sureties in connection with the decommissioning obligations related to our Beta Properties, we may be required to post collateral at any time, on demand, at the sureties’ sole discretion, which may negatively impact our liquidity position. The expense related to the surety bonds are recorded in interest expense in our Statement of Consolidated Operations.

Operating Leases

We have leases for offshore Southern California pipeline right-of-way use as well as office space in our operating regions. We also lease equipment, compressors and incur surface rentals related to our business operations.

For the years ended December 31, 2020 and 2019, we recognized $8.3 million and $7.5 million of rent expense, respectively.

See Note 13 for the minimum lease payment obligations under non-cancelable operating leases with a remaining term in excess of one year.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase Commitments

At December 31, 2020, we had a CO2 purchase commitment with a third party associated with our Wyoming Bairoil properties. The price we will pay for CO2 generally varies depending on the amount of CO2 delivered and the price of oil. The table below outlines our purchase commitments under these contracts based on pricing at December 31, 2020 (in thousands):

		Payment or Settlement Due by Period
Purchase commitment	Total	2021	2022	2023	2024	2025	Thereafter
CO2 minimum purchase commitment	$6,969	$3,729	$3,240	$—	$—	$—	$—

Minimum Volume Commitment

At December 31, 2020, we had a long-term minimum volume commitments with third parties associated with a certain portion of our properties located in Oklahoma and East Texas. The table below outlines the future payment commitments associated with the minimum volume commitment plus any applicable fee for not meeting the minimum volume commitment (in thousands):

		Payment or Settlement Due by Period (1)
Minimum volume commitment	Total	2021	2022	2023	2024	2025	Thereafter
Midstream services	$28,193	$12,841	$12,394	$2,958	$—	$—	$—

(1) The amounts in the table do not reflect costs adjusted for inflation.

The Company is party to a gas purchase, gathering and processing contract in Oklahoma, which includes certain minimum NGL commitments. To the extent the Company does not deliver natural gas volumes in sufficient quantities to generate, when processed, the minimum levels of recovered NGLS, it would be required to reimburse the counterparty an amount equal to sum of the monthly shortfall, if any, multiplied by a fee. Beginning in June 2019, the Company started not meeting the minimum volume required under these contractual provisions. The commitment fee expense for the year ended December 31, 2020, was approximately $2.1 million. The commitment fee/expense for the period from June through December 2019 was $0.7 million.

The Company is party to a gas purchase, gathering and processing contract in East Texas, which includes certain minimum gas commitments. The Company notes that a shortfall had occurred for the year ended December 31, 2020 and has established an accrual for the commitment fee expense of $1.8 million.

Note 17. Income Tax

Amplify Energy is a corporation and as a result, is subject to U.S. federal, state and local income taxes.

In response to the COVID-19 pandemic, the President of the United States signed into law the CARES Act in March 2020. The CARES Act adjusted a number of provisions of the tax code, including interest deduction limitations, the treatment of net operating losses, and tax credits. The enactment of the CARES Act did not result in any material adjustments to the Company’s current year income tax provision.

The components of income tax benefit (expense) are as follows:

	For the Year Ended
	December 31,
	2020	2019
	(In thousands)
Current taxes:
Federal	$(5)	$—
State	(110)	50
Total current income tax benefit (expense)	(115)	50
Deferred taxes:
Federal	—	—
State	—	—
Total deferred income tax benefit (expense)	—	—
Total income tax benefit (expense)	$(115)	$50

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The actual income tax benefit (expense) differs from the expected amount computed by applying the federal statutory corporate tax rate of 21% in 2020 and in 2019 as follows:

	For the Year Ended
	December 31,
	2020	2019
	(In thousands)
Expected tax benefit (expense) at federal statutory rate	$97,423	$7,402
State income tax benefit (expense), net of federal benefit	6,189	946
Non-deductible expenses	(45)	(3,659)
Changes in valuation allowances	(110,445)	(4,332)
State rate change, net of federal benefit	6,100	—
Non-cash compensation	(137)	(367)
Other	800	60
Total income tax benefit (expense)	$(115)	$50

The Company’s deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,	December 31,
	2020	2019
Deferred income tax assets:
Property, Plant & Equipment	$115,695	$37,075
Net operating loss carryforward	174,479	141,534
Derivatives	2,448	—
Disallowed interest expense	5,388	10,627
Accrued liabilities	1,226	1,431
Other	1,717	4,234
Total deferred income tax assets:	300,953	194,901
Valuation allowance	(300,386)	(189,941)
Net deferred income tax assets	567	4,960

Deferred income tax liabilities:
Derivatives	$—	$2,767
Other	567	2,193
Total deferred income tax liabilities	567	4,960

Net deferred income tax liabilities	$—	$—

As of December 31, 2020, the Company had approximately $732.1 million of federal net operating loss (“NOL”) carryovers of which $710.1 million have no expiration date and the remaining will expire in year 2037. In connection with the Merger with Midstates in 2019, the Company is subject to IRC §382 loss limitation on pre-merger NOL and tax attributes. The amount of 2020 federal NOL carryover generated post-merger, and not subject to §382 loss limitation, is $31.6 million. As of December 31, 2020, the Company had approximately $420.3 million of state net operating loss carryovers of which $367.3 million have no expiration period and the remaining will expire in varying amounts beginning in 2037.

In assessing deferred tax assets, the Company considers whether a valuation allowance should be recorded for some or all of the deferred tax assets which may not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Among other items, the Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and available tax planning strategies. A valuation allowance is established against deferred tax assets for which management believes realization is considered to be more likely than not that all of the deferred tax assets will not be realized. As of December 31, 2020, a valuation allowance of $300.4 million had been recorded which is an increase to the valuation allowance of $110.5 million from the prior year.

Uncertain Income Tax Position. We must recognize the tax effects of any uncertain tax positions we may adopt if the position taken by us is more likely than not sustainable based on its technical merits. For those benefits to be recognized, an income tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We had no unrecognized tax benefits as of December 31, 2020.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tax Audits and Settlements. Notification was received from the Internal Revenue Service (IRS) during the year that the examination of our 2017 federal income tax return was complete with no change to reported tax. Our income tax years 2018 through 2020 remain open and subject to examination by the IRS. For state and local jurisdictions, our 2017 through 2020 tax years remain open and subject to examination where we conduct operations. In certain jurisdictions we operate through more than one legal entity, each of which may have different open years subject to examination.

Note 18. Supplemental Oil and Gas Information (Unaudited)

Capitalized Costs Relating to Oil and Natural Gas Producing Activities

The total amount of capitalized costs relating to oil and natural gas producing activities and the total amount of related accumulated depreciation, depletion and amortization is as follows at the dates indicated.

	December 31,	December 31,
	2020	2019
	(In thousands)
Evaluated oil and natural gas properties	$775,167	$797,005
Support equipment and facilities	142,208	140,023
Accumulated depletion, depreciation, and amortization	(602,861)	(136,747)
Total	$314,514	$800,281

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities

Costs incurred in property acquisition, exploration and development activities were as follows for the periods indicated:

	For the Year Ended
	December 31,
	2020	2019
	(In thousands)
Property acquisition costs, proved	$42	$150,871
Property acquisition costs, unproved	(49,307)	7,674
Exploration	—	—
Development	29,543	71,460
Total	$(19,722)	$230,005

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

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We engaged CG&A to prepare our reserves estimates for all of our estimated proved reserves at December 31, 2020 and 2019. All proved reserves are located in the United States and all prices are held constant in accordance with SEC rules.

The weighted-average benchmark product prices used for valuing the reserves are based upon the average of the first-day-of-the-month price for each month within the period January through December of each year presented:

	2020	2019
Oil ($/Bbl):
WTI (1)	$39.57	$55.69

NGL ($/Bbl):
WTI (1)	$39.57	$55.69

Natural Gas ($/MMbtu):
Henry Hub (2)	$1.99	$2.58

(1)	The weighted average WTI price was adjusted by lease for quality, transportation fees, and a regional price differential.
(2)	The weighted average Henry Hub price was adjusted by lease for energy content, compression charges, transportation fees, and regional price differentials.

The following tables set forth estimates of the net reserves for the periods indicated:

	For the Year Ended December 31, 2020
	Oil	Gas	NGLs	Total
	(MBbls)	(MMcf)	(MBbls)	(MBoe)
Proved developed and undeveloped reserves:
Beginning of year	70,772	377,869	29,252	163,002
Extensions and discoveries	291	655	61	461
Production	(3,887)	(27,473)	(1,725)	(10,190)
Revision of previous estimates	(20,500)	(76,912)	(6,104)	(39,424)
End of year	46,676	274,139	21,484	113,849

Proved developed reserves:
Beginning of year	53,476	320,731	23,646	130,577
End of year	35,613	252,218	19,009	96,658

Proved undeveloped reserves:
Beginning of year	17,296	57,138	5,606	32,425
End of year	11,063	21,921	2,475	17,191

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31, 2019
	Oil	Gas	NGLs	Total
	(MBbls)	(MMcf)	(MBbls)	(MBoe)
Proved developed and undeveloped reserves:
Beginning of period	69,624	293,959	21,572	140,189
Extensions and discoveries	301	576	44	441
Purchase of minerals in place	17,429	202,409	18,533	69,697
Production	(3,498)	(26,489)	(1,343)	(9,256)
Revision of previous estimates	(13,084)	(92,586)	(9,554)	(38,069)
End of period	70,772	377,869	29,252	163,002

Proved developed reserves:
Beginning of period	54,147	232,110	17,324	110,156
End of period	53,476	320,731	23,646	130,577

Proved undeveloped reserves:
Beginning of period	15,477	61,849	4,248	30,033
End of period	17,296	57,138	5,606	32,425

Noteworthy amounts included in the categories of proved reserve changes in the above tables include:

•

The 49.2 MMBoe reduction in reserves for the year ended December 31, 2020 is primarily due to a 50.1 MMBoe downward pricing revision offset by 10.7 MMBoe upward revision primarily due to lower maintenance costs and Special Royalty Relief on our offshore Southern California assets. We added 0.46 MMBoe during the year ended December 31, 2020 due to extensions and discoveries.

•

The 22.8 MMBoe increase in reserves for the year ended December 31, 2019 is primarily due to the Merger in which we acquired 69.7 MMBoe partially offset by downward pricing revision of a 25.9 MMBoe and a downward revision of 12.1 MMBoe due to updated well performance data and future anticipated maintenance cost increases. See Note 4 for additional information on acquisitions.

A variety of methodologies are used to determine our proved reserve estimates. The principal methodologies employed are reservoir simulation, decline curve analysis, volumetric, material balance, advance production type curve matching, petro-physics/log analysis and analogy. Some combination of these methods is used to determine reserve estimates in substantially all of our fields.

The standardized measure of discounted future net cash flows is as follows:

	For the Year Ended
	December 31,
	2020	2019
	(In thousands)
Future cash inflows	$2,410,260	$5,146,288
Future production costs (1)	(1,589,945)	(2,917,262)
Future development costs (1)	(375,146)	(567,423)
Future income tax expense	—	—
Future net cash flows for estimated timing of cash flows	445,169	1,661,603
10% annual discount for estimated timing of cash flows	(147,358)	(745,042)
Standardized measure of discounted future net cash flows	$297,811	$916,561

(1)	For the year ended December 31, 2020, onshore abandonment costs are included in future production cost and offshore abandonment costs are included in future development costs.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves

The following is a summary of the changes in the standardized measure of discounted future net cash flows for the proved oil and natural gas reserves during each of the years in the two year period presented:

	For the Year Ended
	December 31,
	2020	2019
	(In thousands)
Beginning of year	$916,561	$1,113,029
Sale of oil and natural gas produced, net of production costs	(47,687)	(113,545)
Purchase of minerals in place	—	408,370
Extensions and discoveries	3,687	5,334
Changes in prices and costs	(548,429)	(623,592)
Previously estimated development costs incurred	49,144	84,341
Net changes in future development costs	89,997	110,892
Revisions of previous quantities	(150,245)	(183,300)
Accretion of discount	91,657	92,998
Change in production rates and other	(106,874)	22,034
End of year	$297,811	$916,561