Form 10-Q
period 2021-03-31
Amplify Energy Corp.
filed 2021-05-05
CIK 1533924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, the registrant had 37,976,522 outstanding shares of common stock, $0.01 par value outstanding.

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

BOEM: U.S. Bureau of Ocean Energy Management.

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

•	“Legacy Amplify” refers to Amplify Energy Holdings LLC (f/k/a Amplify Energy Corp.), the successor reporting company of Memorial Production Partners LP;
•	“Midstates” refers to Midstates Petroleum Company, Inc., which, merged with Legacy Amplify on August 6, 2019 and subsequently changed its name to “Amplify Energy Corp.”; and
•	“OLLC” refers to Amplify Energy Operating LLC, our wholly owned subsidiary through which we operate our properties.

CAUTIONARY NOTE REGARDING FORWARD–LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

•	business strategies;
•	acquisition and disposition strategy;
•	cash flows and liquidity;
•	financial strategy;
•	ability to replace the reserves we produce through drilling;
•	drilling locations;
•	oil and natural gas reserves;
•	technology;
•	realized oil, natural gas and NGL prices;
•	production volumes;
•	lease operating expense;
•	gathering, processing and transportation;
•	general and administrative expense;
•	future operating results;
•	ability to procure drilling and production equipment;
•	ability to procure oil field labor;
•	planned capital expenditures and the availability of capital resources to fund capital expenditures;
•	ability to access capital markets;
•	marketing of oil, natural gas and NGLs;
•	acts of God, fires, earthquakes, storms, floods, other adverse weather conditions, war, acts of terrorism, military operations or national emergency;
•	the occurrence or threat of epidemic or pandemic diseases, such as the ongoing novel coronavirus (“COVID19”) pandemic, or any government response to such occurrence or threat;
•	expectations regarding general economic conditions;
•	competition in the oil and natural gas industry;
•	effectiveness of risk management activities;
•	environmental liabilities;
•	counterparty credit risk;
•	expectations regarding governmental regulation and taxation;
•	expectations regarding developments in oil-producing and natural-gas producing countries; and
•	plans, objectives, expectations and intentions.

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

•	potential shortages of, or increased costs for, drilling and production equipment and supply materials for production, such as CO2;
•	potential difficulties in the marketing of oil and natural gas;
•	changes to the financial condition of counterparties;
•	uncertainties surrounding the success of our secondary and tertiary recovery efforts;
•	competition in the oil and natural gas industry;
•	general political and economic conditions, globally and in the jurisdictions in which we operate;
•	the impact of climate change and natural disasters, such as earthquakes, tidal waves, mudslides, fires and floods;
•	the impact of legislation and governmental regulations, including those related to climate change and hydraulic fracturing;
•	the risk that our hedging strategy may be ineffective or may reduce our income;
•	the cost and availability of insurance as well as operating risks that may not be covered by an effective indemnity or insurance;
•	actions of third-party co-owners of interests in properties in which we also own an interest; and
•	other risks and uncertainties described in “Item 1A. Risk Factors.”

The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the events or circumstances described in any forward-looking statement will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in “Part I—Item 1A. Risk Factors” of Amplify’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2021 (“Form 10-K”). All forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding shares)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash	$16,801	$10,364
Accounts receivable, net	35,424	30,901
Prepaid expenses and other current assets	12,297	15,572
Total current assets	64,522	56,837
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	780,757	775,167
Support equipment and facilities	142,346	142,208
Other	9,431	9,102
Accumulated depreciation, depletion and impairment	(616,578)	(609,231)
Property and equipment, net	315,956	317,246
Long-term derivative instruments	1,522	873
Restricted investments	4,623	4,623
Operating lease - long term right-of-use asset	2,394	2,500
Other long-term assets	2,541	2,680
Total assets	$391,558	$384,759

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6,364	$798
Revenues payable	24,944	22,563
Accrued liabilities (see Note 13)	20,550	22,677
Short-term derivative instruments	30,391	10,824
Total current liabilities	82,249	56,862
Long-term debt (see Note 8)	255,516	260,516
Asset retirement obligations	98,201	96,725
Long-term derivative instruments	5,355	847
Operating lease liability	404	266
Other long-term liabilities	3,107	3,280
Total liabilities	444,832	418,496
Commitments and contingencies (see Note 15)
Stockholders' equity (deficit):
Preferred stock, $0.01 par value: 50,000,000 shares authorized; no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Warrants, 2,173,913 and 2,173,913 warrants issued and outstanding at March 31, 2021 and December 31, 2020, respectively	4,788	4,788
Common stock, $0.01 par value: 250,000,000 shares authorized; 37,969,324 and 37,663,509 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	381	378
Additional paid-in capital	423,892	424,104
Accumulated earnings (deficit)	(482,335)	(463,007)
Total stockholders' equity (deficit)	(53,274)	(33,737)
Total liabilities and equity	$391,558	$384,759

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2021	2020
Revenues:
Oil and natural gas sales	$72,331	$57,787
Other revenues	138	349
Total revenues	72,469	58,136

Costs and expenses:
Lease operating expense	28,906	35,723
Gathering, processing and transportation	4,579	5,053
Exploration	16	16
Taxes other than income	4,613	3,986
Depreciation, depletion and amortization	7,347	15,556
Impairment expense	—	455,031
General and administrative expense	6,921	8,353
Accretion of asset retirement obligations	1,615	1,513
(Gain) loss on commodity derivative instruments	34,588	(107,713)
Other, net	68	—
Total costs and expenses	88,653	417,518
Operating income (loss)	(16,184)	(359,382)
Other income (expense):
Interest expense, net	(3,112)	(7,647)
Other income (expense)	(26)	16
Total other income (expense)	(3,138)	(7,631)
Income (loss) before reorganization items, net and income taxes	(19,322)	(367,013)
Reorganization items, net	(6)	(186)
Net income (loss)	(19,328)	(367,199)
Net (income) loss allocated to participating restricted stockholders	—	—
Net income (loss) attributable to common stockholders	$(19,328)	$(367,199)

Earnings (loss) per share: (See Note 10)
Basic and diluted earnings (loss) per share	$(0.51)	$(9.77)
Weighted average common shares outstanding:
Basic and diluted	37,829	37,568

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(In thousands)

	For the Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(19,328)	$(367,199)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	7,347	15,556
Impairment expense	—	455,031
(Gain) loss on derivative instruments	34,526	(104,096)
Cash settlements (paid) received on expired derivative instruments	(11,100)	12,522
Bad debt expense	3	110
Amortization of deferred financing costs	139	309
Accretion of asset retirement obligations	1,615	1,513
Share-based compensation (see Note 11)	(204)	(1,112)
Settlement of asset retirement obligations	(162)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,525)	8,381
Prepaid expenses and other assets	2,574	(349)
Payables and accrued liabilities	4,849	(7,399)
Other	(176)	(178)
Net cash provided by operating activities	15,558	13,089
Cash flows from investing activities:
Additions to oil and gas properties	(3,788)	(12,416)
Additions to other property and equipment	(328)	(304)
Net cash provided by (used in) investing activities	(4,116)	(12,720)
Cash flows from financing activities:
Advances on revolving credit facilities	—	25,000
Payments on revolving credit facilities	(5,000)	(20,000)
Dividends to stockholders	—	(3,786)
Restricted shares returned to plan and retired	(5)	(14)
Net cash provided by (used in) financing activities	(5,005)	1,200
Net change in cash, cash equivalents and restricted cash	6,437	1,569
Cash, cash equivalents and restricted cash, beginning of period	10,364	325
Cash, cash equivalents and restricted cash, end of period	$16,801	$1,894

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY

(In thousands)

	Stockholders' Equity (Deficit)
	Common Stock	Warrants	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total
Balance at December 31, 2020	$378	$4,788	$424,104	$(463,007)	$(33,737)
Net income (loss)	—	—	—	(19,328)	(19,328)
Share-based compensation expense	—	—	(204)	—	(204)
Restricted shares repurchased	—	—	(5)	—	(5)
Other	3	—	(3)	—	—
Balance at March 31, 2021	$381	$4,788	$423,892	$(482,335)	$(53,274)

	Stockholders' Equity (Deficit)
	Common Stock	Warrants	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total
Balance at December 31, 2019	$209	$4,790	$424,399	$4,809	$434,207
Net income (loss)	—	—	—	(367,199)	(367,199)
Share-based compensation expense	—	—	(1,112)	—	(1,112)
Restricted shares repurchased	—	—	(14)	—	(14)
Dividends	—	—	—	(3,786)	(3,786)
Balance at March 31, 2020	$209	$4,790	$423,273	$(366,176)	$62,096

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

General

Amplify Energy Corp. (“Amplify Energy,” or the “Company”), is a publicly traded Delaware corporation, in which our common stock is listed on the NYSE under the symbol “AMPY.”

We operate in one reportable segment engaged in the acquisition, development, exploitation and production of oil and natural gas properties. Our management evaluates performance based on one reportable business segment as the economic environments are not different within the operation of our oil and natural gas properties. Our assets consist primarily of producing oil and natural gas properties and are located in Oklahoma, the Rockies, federal waters offshore Southern California, East Texas / North Louisiana and the Eagle Ford. Most of our oil and natural gas properties are located in large, mature oil and natural gas reservoirs. The Company’s properties consist primarily of operated and non-operated working interests in producing and undeveloped leasehold acreage and working interests in identified producing wells.

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

The Unaudited Condensed Consolidated Financial Statements have been prepared as if the Company is a going concern.

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

Risk and Uncertainties

In March 2020, the World Health Organization declared a global pandemic related to the proliferation of COVID-19. The impact of COVID-19 and efforts to mitigate its spread caused significant volatility in U.S. and international markets and a substantial reduction in global and domestic demand for oil and natural gas. Actions by governmental authorities to mitigate the spread of COVID-19, such as imposing mandatory closures of all non-essential business facilities, seeking voluntary closures of business facilities, and imposing restrictions on, or advisories with respect to, travel, business operations and public gatherings or interactions, have further exacerbated the economic impact of the pandemic.

During 2020 as a result of the pandemic, there was sharp reduction in the demand for oil and natural gas and a precipitous decline in commodity prices, which were further impacted by disputes over production levels among oil-producing countries, the significant increase in production levels by such countries and limited storage capacity for natural gas, oil and refined products. The reductions in commodity prices impacted the Company’s cash flow from operating activities, contributed to a decrease in the Company’s borrowing base under its Revolving Credit Facility, and led to an impairment of our oil and natural gas properties.

Despite the gradual recovery in commodity prices in the second half of 2020 and the first quarter of 2021, the expectation of a successful phased rollout of a vaccine in 2021, and the successful realization and execution of our disciplined operational strategy and hedging program, there remains significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, the Company is unable to determine the extent of the impact caused by the COVID-19 pandemic to the Company’s operations.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Employee Retention Credit

The Consolidated Appropriations Act extended and expanded the availability of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) employee retention credit through June 30, 2021. Subsequently, the American Rescue Plan Act of 2021 ("ARP Act"), enacted on March 11, 2021, extended and expanded the availability of the employee retention credit through December 31, 2021, however, certain provisions apply only after December 31, 2020. This new legislation expanded the group of qualifying business to include businesses with fewer than 500 employees and those who previously qualified for the Paycheck Protection Program (the “PPP Loan”). The employee retention credit is calculated to be equal to 70% of qualified wages paid to employees after December 31, 2020, and before January 1, 2022. During calendar year 2021, a maximum of $10,000 in qualified wages for each employee per qualifying calendar quarter may be counted in determining the 70% credit. Therefore, the maximum tax credit that can be claimed by an eligible employer is $7,000 per employee per qualifying calendar quarter of 2021. The Company has determined that the qualifications for the credit were met in the first quarter of 2021 and an application has been filed accordingly.

Note 2. Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies and estimates as described in the Company’s annual financial statements included in our 2020 Form 10-K.

Current Expected Credit Losses

The Company adopted ASU 2019-10 Measurement of Credit Losses on Financial Instruments as of January 1, 2020. The provisions of the standard were interpreted to relate only to the Company’s accounts receivable, net. Trade receivables relate to one common pool, revenue earned on the sale of oil, natural gas and natural gas liquids. The performance obligation is satisfied at a point in time and revenue is recognized and a trade receivable is recorded from the sale when production is delivered to, and title has transferred to, the purchaser. The majority of the Company’s purchasers have been large, major companies in the industry with the wherewithal to pay.

The Company, as operator on most of our wells, also records receivables on billings to our joint interest owners who participate in the operating costs of the wells they have an interest in. Historically, an allowance for doubtful accounts has been set up to recognize credit losses on joint interest billing (“JIB”) receivables based upon an aging analysis which is an appropriate method to estimate credit losses under the guidance. The Company will continue to assess the expected credit loss in the future as economic conditions change. We believe the majority of our revenue purchasers have the size and financial condition to currently meet their obligations. There could be added risk on the JIB accounts receivable as some wells could become uneconomic, with the revenue not enough to cover the operating expenses billed, which could result in additional write-offs. Accordingly, the Company will continue to closely monitor trade receivables.

New Accounting Pronouncements

Reference Rate Reform. In March 2020, the Financial Accounting Standard Board (the “FASB”) issued an accounting standard update which provides optional expedients and expectations for applying GAAP to contracts, hedging relationships and other transactions to ease financial reporting burdens to the expected market transition from the London Interbank Offered Rate (“LIBOR”) or another reference rate to alternative reference rates. The amendments in this accounting standards update became effective March 12, 2020, and an entity may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact this guidance may have on the Company’s consolidated financial statements.

Income Taxes – Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued an accounting standard update which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. This accounting standards update removes the following exceptions: (i) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items; (ii) exception to the requirements to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; (iii) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and (iv) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The amendments in the accounting standards update also improve consistency and simplify other areas of Topic 740 by clarifying and amending existing guidance. The guidance became effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company adopted the guidance effective January 1, 2021, with all of the anticipated and applicable effects to be required on a prospective basis. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Revenue

Revenue from contracts with customers

The Company has determined that its contracts for the sale of crude oil, unprocessed natural gas, residue gas and NGLs contain monthly performance obligations to deliver product at locations specified in the contract. Control is transferred at the delivery location, at which point the performance obligation has been satisfied and revenue is recognized. Fees included in the contract that are incurred prior to control transfer are classified as gathering, processing and transportation, and fees incurred after control transfers are included as a reduction to the transaction price. The transaction price at which revenue is recognized consists entirely of variable consideration based on quoted market prices less various fees and the quantity of volumes delivered.

Oil and natural gas revenues are recorded using the sales method. Under this method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers, regardless of whether the sales are proportionate to our ownership in the property. An asset or a liability is recognized to the extent there is an imbalance in excess of the proportionate share of the remaining recoverable reserves on the underlying properties. No significant imbalances existed at March 31, 2021.

Disaggregation of Revenue

We have identified three material revenue streams in our business: oil, natural gas and NGLs. The following table presents our revenues disaggregated by revenue stream.

	For the Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Revenues
Oil	$49,695	$41,851
NGLs	7,670	5,122
Natural gas	14,966	10,814
Oil and natural gas sales	$72,331	$57,787

Contract Balances

Under our sales contracts, we invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities. Accounts receivable attributable to our revenue contracts with customers was $33.1 million at March 31, 2021 and $25.6 million at December 31, 2020.

Note 4. Acquisitions and Divestitures

Acquisition and Divestiture Related Expenses

There were no material acquisitions or divestitures during the three months ended March 31, 2021 and 2020.

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

The carrying values of accounts receivables, accounts payables (including accrued liabilities), restricted investments and amounts outstanding under long-term debt agreements with variable rates included in the accompanying Unaudited Condensed Consolidated Balance Sheets approximated fair value at March 31, 2021 and December 31, 2020. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair market values of the derivative financial instruments reflected on the accompanying Unaudited Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 were based on estimated forward commodity prices. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following tables present the gross derivative assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 for each of the fair value hierarchy levels:

	Fair Value Measurements at March 31, 2021 Using
	Quoted Prices in	Significant Other	Significant
	Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$7,896	$—	$7,896
Interest rate derivatives	—	—	—	—
Total assets	$—	$7,896	$—	$7,896

Liabilities:
Commodity derivatives	$—	$39,894	$—	$39,894
Interest rate derivatives	—	2,226	—	2,226
Total liabilities	$—	$42,120	$—	$42,120

	Fair Value Measurements at December 31, 2020 Using
	Quoted Prices in	Significant Other	Significant
	Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$15,449	$—	$15,449
Interest rate derivatives	—	—	—	—
Total assets	$—	$15,449	$—	$15,449

Liabilities:
Commodity derivatives	$—	$23,495	$—	$23,495
Interest rate derivatives	—	2,752	—	2,752
Total liabilities	$—	$26,247	$—	$26,247

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

•

Proved oil and natural gas properties are reviewed for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such properties. The Company uses an income approach based on the discounted cash flow method, whereby the present value of expected future net cash flows is discounted by applying an appropriate discount rate, for purposes of placing a fair value on the assets. The future cash flows are based on management’s estimates for the future. The unobservable inputs used to determine fair value include, but are not limited to, estimates of proved reserves, estimates of probable reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and natural gas properties (some of which are Level 3 inputs within the fair value hierarchy).

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•	No impairment expense recorded on proved oil and natural gas properties during the three months ended March 31, 2021.
•

For the three months ended March 31, 2020, we recognized $405.7 million of impairment expense on our proved oil and natural gas properties. These impairments related to certain properties located in East Texas, the Rockies and offshore Southern California. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable primarily as a result of declining commodity prices. The impairments were due to a decline in the value of estimated proved reserves based on declining commodity prices in 2020.

•

Unproved oil and natural gas properties are reviewed for impairment based on time or geological factors. Information such as drilling results, reservoir performance, seismic interpretation or future plans to develop acreage is also considered.

•	No impairment expense recorded on unproved oil and natural gas properties during the three months ended March 31, 2021.
•

We recognized $49.3 million of impairment expense on unproved properties for the three months ended March 31, 2020, which was related to expiring leases and the evaluation of qualitative and quantitative factors related to the decline in commodity prices in 2020.

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

Certain inherent business risks are associated with commodity derivative contracts, including market risk and credit risk. Market risk is the risk that the price of natural gas or oil will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the counterparty to a contract. It is our policy to enter into derivative contracts only with creditworthy counterparties, which generally are financial institutions, deemed by management as competent and competitive market makers. Some of the lenders, or certain of their affiliates, under our current credit agreements are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with creditworthy counterparties that are generally large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. We have also entered into International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. Had all counterparties failed completely to perform according to the terms of the existing contracts, we would have had the right to offset $0.4 million against amounts outstanding under our Revolving Credit Facility at March 31, 2021. See Note 8 for additional information regarding our Revolving Credit Facility.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2021, we had the following open commodity positions:

	Remaining
	2021	2022
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (MMBtu)	981,667	590,000
Weighted-average fixed price	$2.49	$2.48

Collar contracts:
Two-way collars
Average monthly volume (MMBtu)	851,667	595,000
Weighted-average floor price	$2.06	$2.37
Weighted-average ceiling price	$3.29	$3.09

Natural Gas Basis Swaps:
PEPL basis swaps:
Average monthly volume (MMBtu)	500,000	—
Weighted-average spread	$(0.40)	$—

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (Bbls)	197,500	85,000
Weighted-average fixed price	$48.12	$54.81

Collar contracts:
Two-way collars
Average monthly volume (Bbls)	—	7,500
Weighted-average floor price	$—	$55.00
Weighted-average ceiling price	$—	$60.25

Three-way collars
Average monthly volume (Bbls)	52,500	76,000
Weighted-average ceiling price	$50.50	$53.18
Weighted-average floor price	$40.00	$40.00
Weighted-average sub-floor price	$30.00	$31.32

NGL Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (Bbls)	20,300	—
Weighted-average fixed price	$23.74	$—

Interest Rate Swaps

Periodically, we enter into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates such as those in our Credit Agreement to fixed interest rates. At March 31, 2021, we had the following interest rate swap open positions:

	Remaining
	2021	2022
Average Monthly Notional (in thousands)	$125,000	$75,000
Weighted-average fixed rate	1.612%	1.281%
Floating rate	1 Month LIBOR	1 Month LIBOR

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at March 31, 2021 and December 31, 2020. There was no cash collateral received or pledged associated with our derivative instruments since most of the counterparties, or certain of their affiliates, to our derivative contracts are lenders under our Revolving Credit Facility.

		Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
		March 31,	March 31,	December 31,	December 31,
Type	Balance Sheet Location	2021	2021	2020	2020
		(In thousands)
Commodity contracts	Short-term derivative instruments	$2,547	$31,310	$6,088	$15,007
Interest rate swaps	Short-term derivative instruments	—	1,628	—	1,905
Gross fair value		2,547	32,938	6,088	16,912
Netting arrangements		(2,547)	(2,547)	(6,088)	(6,088)
Net recorded fair value	Short-term derivative instruments	$—	$30,391	$—	$10,824

Commodity contracts	Long-term derivative instruments	$5,349	$8,584	$9,361	$8,488
Interest rate swaps	Long-term derivative instruments	—	598	—	847
Gross fair value		5,349	9,182	9,361	9,335
Netting arrangements		(3,827)	(3,827)	(8,488)	(8,488)
Net recorded fair value	Long-term derivative instruments	$1,522	$5,355	$873	$847

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

		For the Three Months Ended
	Statements of	March 31,
	Operations Location	2021	2020
Commodity derivative contracts	(Gain) loss on commodity derivatives	$34,588	$(107,713)
(Gain) loss on interest rate derivatives	Interest expense, net	(62)	3,616

Note 7. Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the Company’s portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the three months ended March 31, 2021 (in thousands):

Asset retirement obligations at beginning of period	$97,149
Liabilities added from acquisition or drilling	20
Liabilities settled	(162)
Liabilities removed upon sale of wells	—
Accretion expense	1,615
Revision of estimates	3
Asset retirement obligation at end of period	98,625
Less: Current portion	(424)
Asset retirement obligations - long-term portion	$98,201

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Long-Term Debt

The following table presents our consolidated debt obligations at the dates indicated:

	March 31,	December 31,
	2021	2020
	(In thousands)
Revolving Credit Facility (1)	$250,000	$255,000
Paycheck Protection Program loan (2)	5,516	5,516
Long-term debt	$255,516	$260,516

(1)	The carrying amount of our Revolving Credit Facility approximates fair value because the interest rates are variable and reflective of market rates.
(2)	See below for additional information regarding the receipt of the paycheck protection program loan.

Revolving Credit Facility

Amplify Energy Operating LLC, our wholly owned subsidiary (“OLLC”), is a party to a reserve-based revolving credit facility (the “Revolving Credit Facility”), subject to a borrowing base of $260.0 million as of March 31, 2021, which is guaranteed by us and all of our current subsidiaries. The Revolving Credit Facility matures on November 2, 2023.

Our borrowing base under our Revolving Credit Facility is subject to redetermination on at least a semi-annual basis primarily based on a reserve engineering report with respect to our estimated natural gas, oil and NGL reserves, which takes into account the prevailing natural gas, oil and NGL prices at such time, as adjusted for the impact of our commodity derivative contracts.

As of March 31, 2021, we were in compliance with all the financial (current ratio and total leverage ratio) and other covenants associated with our Revolving Credit Facility.

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid, excluding commitment fees, on our consolidated variable-rate debt obligations for the periods presented:

	For the Three Months Ended
	March 31,
	2021	2020
Revolving Credit Facility	3.67%	3.97%

Letters of Credit

At March 31, 2021, we had no letters of credit outstanding.

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with our Revolving Credit Facility was $1.4 million at March 31, 2021.

Paycheck Protection Program

On April 24, 2020, the Company received a $5.5 million loan under the PPP Loan. The PPP Loan was established as part of the CARES Act to provide loans to qualifying businesses. The loans and accrued interest are potentially forgivable provided that the borrower uses the loan proceeds for eligible purposes. At this time, the Company anticipates that a substantial majority of the loan proceeds will be forgiven under the program. The term of the Company’s PPP Loan is two years with an annual interest rate of 1% and no payments of principal or interest due during the six-month period beginning on the date of the PPP Loan.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Equity (Deficit)

Common Stock

The Company’s authorized capital stock includes 250,000,000 shares of common stock, $0.01 par value per share. The following is a summary of the changes in our common stock issued for the three months ended March 31, 2021:

Common Stock
Balance, December 31, 2020	37,663,509
Restricted stock units vested	7,870
Bonus stock awards (1)	455,973
Repurchase of common shares (2)	(158,028)
Balance, March 31, 2021	37,969,324

(1)	Reflects shares granted to certain executive officers and employees pursuant to our annual incentive bonus program. Shares were granted on February 12, 2021 at a grant price of $2.48 per share.
(2)	Represents the net settlement on vesting of restricted stock necessary to satisfy the minimum statutory tax withholding requirements.

Warrants

On May 4, 2017, Legacy Amplify entered into a warrant agreement  with American Stock Transfer & Trust Company, LLC, as warrant agent, pursuant to which Legacy Amplify issued warrants to purchase up to 2,173,913 shares of Legacy Amplify’s common stock (representing 8% of Legacy Amplify’s outstanding common stock as of May 4, 2017), including shares of Legacy Amplify’s common stock issuable upon full exercise of the warrants, but excluding any common stock issuable under Legacy Amplify’s Management Incentive Plan (the “Legacy Amplify MIP”), exercisable for a five-year period commencing on May 4, 2017 at an exercise price of $42.60 per share.

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

Note 10. Earnings per Share

The following sets forth the calculation of earnings (loss) per share, or EPS, for the periods indicated (in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2021	2020
Net income (loss)	$(19,328)	$(367,199)
Less: Net income allocated to participating restricted stockholders	—	—
Basic and diluted earnings available to common stockholders	$(19,328)	$(367,199)

Common shares/units:
Common shares outstanding — basic	37,829	37,568
Dilutive effect of potential common shares	—	—
Common shares outstanding — diluted	37,829	37,568

Net earnings (loss) per share:
Basic	$(0.51)	$(9.77)
Diluted	$(0.51)	$(9.77)
Antidilutive warrants (1)	2,174	9,154

(1)	Amount represents warrants to purchase common stock that are excluded from the diluted net earnings per share calculations because of their antidilutive effect.

Note 11. Long-Term Incentive Plans

In May 2017, Legacy Amplify implemented the Legacy Amplify MIP. In connection with the closing of the merger, on August 6, 2019, the Company assumed the Legacy Amplify MIP.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

Restricted Stock Units with Service Vesting Condition

The restricted stock units with service vesting conditions (“TSUs”) are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a straight-line basis over the requisite service period and forfeitures are accounted for as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost associated with the TSUs was $0.2 million at March 31, 2021. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 1.2 years.

The following table summarizes information regarding the TSUs granted under the Legacy Amplify MIP for the period presented:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
TSUs outstanding at December 31, 2020	115,797	$4.47
Granted	—	$—
Forfeited	(622)	$5.12
Vested	(7,870)	$6.27
TSUs outstanding at March 31, 2021	107,305	$4.33

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

Restricted Stock Units with Market and Service Vesting Conditions

The restricted stock units with market and service vesting conditions (“PSUs”) are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a graded-vesting basis. As such, the Company recognizes compensation cost over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards. The Company accounts for forfeitures as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost related to the PSUs was less than $0.1 million at March 31, 2021. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 1.4 years.

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

The following table summarizes information regarding the PSUs granted under the Legacy Amplify MIP for the period presented:
		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
PSUs outstanding at December 31, 2020	214,554	$2.36
Granted	—	$—
Forfeited	(1,866)	$2.11
Vested	—	$—
PSUs outstanding at March 31, 2021	212,688	$2.36

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

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

The restricted stock units with a service vesting condition (“Board RSUs”) are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a straight-line basis over the requisite service period and forfeitures are accounted for as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost associated with restricted stock unit awards was less than $0.1 million at March 31, 2021. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 1.1 years.

The following table summarizes information regarding the Board RSUs granted under the Legacy Amplify Non-Employee Directors Compensation Plan for the period presented:

Weighted-
Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
Board RSUs outstanding at December 31, 2020	8,898	$5.12
Granted	—	$—
Forfeited	—	$—
Vested	—	$—
Board RSUs outstanding at March 31, 2021	8,898	$5.12

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

Compensation Expense

The following table summarizes the amount of recognized compensation expense associated with the Legacy Amplify MIP and Legacy Amplify Non-Employee Directors Compensation Plan, which are reflected in the accompanying Unaudited Condensed Statements of Consolidated Operations for the periods presented (in thousands):

	For the Three Months Ended
	March 31,
	2021	2020
Equity classified awards
TSUs	$75	$131
PSUs	23	37
Board RSUs	4	5
	$102	$173

Note 12. Leases

For the quarter ended March 31, 2021, our leases qualify as operating leases and we did not have any existing or new leases qualifying as financing leases or variable leases. We have leases for office space and equipment in our corporate office and operating regions as well as vehicles, compressors and surface rentals related to our business operations. In addition, we have offshore Southern California pipeline right-of-way use agreements. Most of our leases, other than our corporate office lease, have an initial term and may be extended on a month-to-month basis after expiration of the initial term. Most of our leases can be terminated with 30-day prior written notice. The majority of our month-to-month leases are not included as a lease liability in our balance sheet under ASC 842 because continuation of the lease is not reasonably certain. Additionally, the Company elected the short-term practical expedient to exclude leases with a term of twelve months or less.

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

For the three months ended March 31, 2021 and 2020, we recognized approximately $0.6 million and $0.6 million, respectively, of costs relating to the operating leases in the Unaudited Condensed Statement of Operations.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information related to the Company’s lease liabilities are included in the table below:

	For the Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Non-cash amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$106	$330

The following table presents the Company’s right-of-use assets and lease liabilities for the period presented:

	March 31,	December 31,
	2021	2020
	(In thousands)
Right-of-use asset	$2,394	$2,500

Lease liabilities:
Current lease liability	2,009	2,258
Long-term lease liability	404	266
Total lease liability	$2,413	$2,524

The following table reflects the Company’s maturity analysis of the minimum lease payment obligations under non-cancelable operating leases with a remaining term in excess of one year (in thousands):

	Office leases	Leased vehicles and office equipment	Total
Remaining 2021	$1,365	$701	$2,066
2022	—	266	266
2023	—	150	150
2024 and thereafter	—	—	—
Total lease payments	1,365	1,117	2,482
Less: interest	31	38	69
Present value of lease liabilities	$1,334	$1,079	$2,413

The weighted average remaining lease terms and discount rate for all of our operating leases for the period presented:

	March 31,
	2021	2020
Weighted average remaining lease term (years):
Office leases	0.47	1.27
Vehicles	0.77	0.55
Office equipment	0.03	0.07
Weighted average discount rate:
Office leases	2.75%	3.50%
Vehicles	1.45%	1.00%
Office equipment	0.14%	0.20%

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Supplemental Disclosures to the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Cash Flows

Accrued Liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	March 31,	December 31,
	2021	2020
Accrued lease operating expense	$8,013	$8,978
Accrued production and ad valorem tax	3,280	2,601
Accrued commitment fee and other expense	2,920	4,404
Accrued general and administrative expense	2,019	3,349
Operating lease liability	2,009	2,258
Accrued capital expenditures	1,388	173
Asset retirement obligations	424	424
Accrued current income taxes	110	110
Accrued interest payable	25	26
Other	362	354
Accrued liabilities	$20,550	$22,677

Cash and Cash Equivalents Reconciliation

The following table provides a reconciliation of cash and cash equivalents on the Unaudited Condensed Consolidated Balance Sheet to cash, cash equivalents and restricted cash on the Unaudited Condensed Statements of Consolidated Cash Flows (in thousands):

	March 31,	December 31,
	2021	2020
Cash and cash equivalents	$16,801	$10,364
Restricted cash	—	—
Total cash, cash equivalents and restricted cash	$16,801	$10,364

Supplemental Cash Flows

Supplemental cash flows for the periods presented (in thousands):

	For the Three Months Ended
	March 31,
	2021	2020
Supplemental cash flows:
Cash paid for interest, net of amounts capitalized	$2,265	$3,017
Cash paid for reorganization items, net	6	186

Noncash investing and financing activities:
Increase in capital expenditures in payables and accrued liabilities	1,916	3,206

Note 14. Related Party Transactions

Related Party Agreements

There have been no transactions between us and any related person in which the related person had a direct or indirect material interest for the three months ended March 31, 2021 and 2020, respectively.

Note 15. Commitments and Contingencies

Litigation and Environmental

We are not aware of any litigation, pending or threatened, that we believe will have a material adverse effect on our financial position, results of operations or cash flows; however, cash flow could be significantly impacted in the reporting periods in which such matters are resolved.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Although we are insured against various risks to the extent we believe it is prudent, there is no assurance that the nature and amount of such insurance will be adequate, in every case, to indemnify us against liabilities arising from future legal proceedings.

At March 31, 2021 and December 31, 2020, we had no environmental reserves recorded on our Unaudited Condensed Consolidated Balance Sheet.

Minimum Volume Commitment

The Company is party to a gas purchase, gathering and processing contract in Oklahoma, which includes certain minimum NGL commitments. To the extent the Company does not deliver natural gas volumes in sufficient quantities to generate, when processed, the minimum levels of recovered NGLs, it would be required to reimburse the counterparty an amount equal to the sum of the monthly shortfall, if any, multiplied by a fee. The Company is not meeting the minimum volume required under these contractual provisions. The commitment fee expense for the three months ended March 31, 2021, was approximately $0.4 million.

The Company is party to a gas purchase, gathering and processing contract in East Texas, which includes certain minimum gas commitments. The Company is not meeting the minimum volume required under this contractual provision and has established an accrual for the commitment fee expense of $0.7 million for the three months ended March 31, 2021.

Supplemental Bond for Decommissioning Liabilities Trust Agreement

Beta Operating Company, LLC, has an obligation with the BOEM in connection with its 2009 acquisition of our properties in federal waters offshore Southern California. The Company supports this obligation with $161.3 million of A-rated surety bonds and $0.3 million of cash as of March 31, 2021.

Note 16. Income Taxes

The Company had no income tax benefit/(expense) for the three months ended March 31, 2021 and 2020, respectively. The Company’s effective tax rate was 0.0% for the three months ended March 31, 2021 and 2020, respectively. The effective tax rates for the three months ended March 31, 2021 and 2020 are different from the statutory U.S. federal income tax rate primarily due to our recorded valuation allowances.

In March 2021, the President of the United States signed the ARP Act, to respond to the COVID-19 emergency and address its economic effects. The ARP Act did not have a material impact on the Company’s current year tax provision.

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

Overview

We operate in one reportable segment engaged in the acquisition, development, exploitation and production of oil and natural gas properties. Our management evaluates performance based on the reportable business segment as the economic environments are not different within the operation of our oil and natural gas properties. Our business activities are conducted through OLLC, our wholly owned subsidiary, and its wholly owned subsidiaries. Our assets consist primarily of producing oil and natural gas properties and are located in Oklahoma, the Rockies, in federal waters offshore Southern California, East Texas / North Louisiana and the Eagle Ford. Most of our oil and natural gas properties are located in large, mature oil and natural gas reservoirs. The Company’s properties consist primarily of operated and non-operated working interests in producing and undeveloped leasehold acreage and working interests in identified producing wells. As of December 31, 2020:

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

Industry Trends and Outlook

In March 2020, the World Health Organization declared a global pandemic related to the proliferation of COVID-19. The impact of COVID-19 and efforts to mitigate its spread caused significant volatility in U.S. and international markets and a substantial reduction in global and domestic demand for oil and natural gas. Actions by governmental authorities to mitigate the spread of COVID-19, such as imposing mandatory closures of all non-essential business facilities, seeking voluntary closures of business facilities, and imposing restrictions on, or advisories with respect to, travel, business operations and public gatherings or interactions, have further exacerbated the economic impact of the pandemic. Despite the gradual recovery in commodity prices in the second half of 2020 and the first quarter of 2021, the expectation of a successful phased rollout of a vaccine in 2021, and the successful realization and execution of our disciplined operational strategy and hedging program, there remains significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies. As such, the Company is unable to determine the extent of the impact caused by the COVID-19 pandemic to the Company’s operations.

Recent Developments

Retirement of Vice President and Chief Accounting Officer

On April 9, 2021, Ms. Denise DuBard notified the Company of her decision to retire from serving as the Company’s Vice President and Chief Accounting Officer. Ms. DuBard intends to remain in her role at the Company to assist with an orderly transition of her responsibilities. Ms. DuBard’ s decision to retire stems solely from personal reasons and did not result from any disagreement with the Company, the Company’s management or the board of directors.

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

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates is included in our 2020 Form 10-K. Significant estimates include, but are not limited to, oil and natural gas reserves; depreciation, depletion and amortization of proved oil and natural gas properties; future cash flows from oil and natural gas properties; impairment of long-lived assets; fair value of derivatives; fair value of equity compensation; fair values of assets acquired and liabilities assumed in business combinations and asset retirement obligations. These estimates, in our opinion, are subjective in nature, require the use of professional judgment and involve complex analysis.

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

Results of Operations

The results of operations for the three months ended March 31, 2021 and 2020 have been derived from our consolidated financial statements. The following table summarizes certain of the results of operations for the periods indicated.

	For the Three Months Ended
	March 31,
	2021	2020
	($ In thousands)
Oil and natural gas sales	$72,331	$57,787
Lease operating expense	28,906	35,723
Gathering, processing and transportation	4,579	5,053
Taxes other than income	4,613	3,986
Depreciation, depletion and amortization	7,347	15,556
Impairment expense	—	455,031
General and administrative expense	6,921	8,353
Accretion of asset retirement obligations	1,615	1,513
(Gain) loss on commodity derivative instruments	34,588	(107,713)
Interest expense, net	(3,112)	(7,647)
Net income (loss)	(19,328)	(367,199)

Oil and natural gas revenue:
Oil sales	$49,695	$41,851
NGL sales	7,670	5,122
Natural gas sales	14,966	10,814
Total oil and natural gas revenue	$72,331	$57,787

Production volumes:
Oil (MBbls)	920	982
NGLs (MBbls)	342	454
Natural gas (MMcf)	5,761	7,586
Total (MBoe)	2,222	2,700
Average net production (MBoe/d)	24.7	29.7

Average sales price (excluding commodity derivatives):
Oil (per Bbl)	$54.03	$42.64
NGL (per Bbl)	22.45	11.29
Natural gas (per Mcf)	2.60	1.43
Total (per Boe)	$32.56	$21.41

Average unit costs per Boe:
Lease operating expense	$13.01	$13.23
Gathering, processing and transportation	2.06	1.87
Taxes other than income	2.08	1.48
General and administrative expense	3.11	3.09
Depletion, depreciation and amortization	3.31	5.76

For the three months ended March 31, 2021 compared to the three months ended March 31, 2020

Net losses of $19.3 million and $367.2 million were recorded for the three months ended March 31, 2021 and 2020, respectively.

Oil, natural gas and NGL revenues were $72.3 million and $57.8 million for the three months ended March 31, 2021 and 2020, respectively. Average net production volumes were approximately 24.7 MBoe/d and 29.7 MBoe/d for the three months ended March 31, 2021 and 2020, respectively. The change in production volumes was primarily due to natural decline and the impact of Winter Storm Uri that caused a severe freeze in areas where we operate, including Texas, Oklahoma and Louisiana, resulting in shut-ins for wells, pipelines and plants for approximately two weeks in February 2021. The average realized sales price was $32.56 per Boe and $21.41 per Boe for the three months ended March 31, 2021 and 2020, respectively. The increase in average realized sales price was primarily due to the increase in commodity prices. Commodity prices were depressed in Q1 2020 due to the impact of the pandemic and the effects of Organization of the Petroleum Exporting Countries production related to supply and demand decisions.

Lease operating expense was $28.9 million and $35.7 million for the three months ended March 31, 2021 and 2020, respectively. The change in lease operating expense was primarily related to the implementation of cost savings initiatives implemented during second quarter of 2020 and continuing in 2021. On a per Boe basis, lease operating expense was $13.01 and $13.23 for the three months ended March 31, 2021 and 2020, respectively.

Gathering, processing and transportation was $4.6 million and $5.1 million for the three months ended March 31, 2021 and 2020, respectively. The decrease in gathering, processing and transportation was primarily driven by production decline, partially offset by an increase in the minimum volume commitment on certain properties in Oklahoma and East Texas. On a per Boe basis, gathering, processing and transportation was $2.06 and $1.87 for the three months ended March 31, 2021 and 2020, respectively.

Taxes other than income were $4.6 million and $4.0 million for the three months ended March 31, 2021 and 2020, respectively. On a per Boe basis, taxes other than income were $2.08 and $1.48 for the three months ended March 31, 2021 and 2020, respectively. The change in taxes other than income on a per Boe basis was primarily due to the increase in commodity prices.

DD&A expense was $7.3 million and $15.6 million for the three months ended March 31, 2021 and 2020, respectively. The change in DD&A expense was primarily due to the 2020 impairments which reduced depletable oil and gas property.

Impairment expense was $455.0 million for the three months ended March 31, 2020. We recognized $405.7 million of impairment expense on proved properties for the three months ended March 31, 2020. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable primarily as a result of declining commodity prices in 2020. We recognized $49.3 million of impairment expense on unproved properties for the three months ended March 31, 2020, which was related to expiring leases and the evaluation of qualitative and quantitative factors related to the decline in commodity prices in 2020. No impairment expense was recorded for the three months ended March 31, 2021.

General and administrative expense was $6.9 million and $8.4 million for the three months ended March 31, 2021 and 2020, respectively. The change in general and administrative expense was primarily related to a decrease of $0.7 million in salaries and other benefits, a $0.4 million decrease in professional services and a $0.2 million decrease in legal expenses.

Net losses on commodity derivative instruments of $34.6 million were recognized for the three months ended March 31, 2021, consisting of $24.0 million decrease in the fair value of open positions and $10.6 million of cash settlements paid on expired positions. Net gains on commodity derivative instruments of $107.7 million were recognized for the three months ended March 31, 2020, consisting of $95.2 million increase in the fair value of open positions and $12.5 million of cash settlement received on expired positions.

Interest expense, net was $3.1 million and $7.6 million for the three months ended March 31, 2021 and 2020, respectively. The decrease in interest expense was primarily related to a gain position on our interest rate swaps of $0.06 million for the three months ended March 31, 2021, compared to a loss position on interest rate swaps of $3.6 million for the three months ended March 31, 2020. In addition, we had a decrease of $0.6 million in interest expense due to lower borrowings and a decrease of $0.2 million in the amortization of deferred financing costs.

Average outstanding borrowings under our Revolving Credit Facility were $253.3 million and $295.1 million for the three months ended March 31, 2021 and 2020, respectively.

Adjusted EBITDA

We include in this report the non-GAAP financial measure Adjusted EBITDA and provide our reconciliation of Adjusted EBITDA to net income and net cash flows from operating activities, our most directly comparable financial measures calculated and presented in accordance with GAAP. We define Adjusted EBITDA as net income (loss):

Plus:

•	Interest expense;
•	Income tax expense;
•	DD&A;
•	Impairment of goodwill and long-lived assets (including oil and natural gas properties);
•	Accretion of AROs;
•	Loss on commodity derivative instruments;
•	Cash settlements received on expired commodity derivative instruments;
•	Amortization of gain associated with terminated commodity derivatives
•	Losses on sale of assets;
•	Share-based compensation expenses;
•	Exploration costs;
•	Acquisition and divestiture related expenses;
•	Reorganization items, net;
•	Severance payments; and
•	Other non-routine items that we deem appropriate.

Less:

•	Interest income;
•	Income tax benefit;
•	Gain on commodity derivative instruments;
•	Cash settlements paid on expired commodity derivative instruments;
•	Gains on sale of assets and other, net; and
•	Other non-routine items that we deem appropriate.

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

The following tables present our reconciliation of the Company’s net income (loss) and cash flows from operating activities to Adjusted EBITDA, our most directly comparable GAAP financial measures, for each of the periods indicated.

Reconciliation of Net Income (Loss) to Adjusted EBITDA

	For the Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Net income (loss)	$(19,328)	$(367,199)
Interest expense, net	3,112	7,647
DD&A	7,347	15,556
Impairment expense	—	455,031
Accretion of AROs	1,615	1,513
(Gains) losses on commodity derivative instruments	34,588	(107,713)
Cash settlements received (paid) on expired commodity derivative instruments	(10,636)	12,500
Amortization of gain associated with terminated commodity derivatives	5,785	—
Acquisition and divestiture related expenses	12	481
Share-based compensation expense	331	(911)
Exploration costs	16	16
(Gain) loss on settlement of AROs	68	—
Bad debt expense	3	110
Reorganization items, net	6	186
Severance payments	—	19
Other	16	—
Adjusted EBITDA	$22,935	$17,236

Reconciliation of Net Cash from Operating Activities to Adjusted EBITDA

	For the Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Net cash provided by (used in) operating activities	$15,558	$13,089
Changes in working capital	(2,722)	(455)
Interest expense, net	3,112	7,647
Gain (loss) on interest rate swaps	62	(3,617)
Cash settlements paid (received) on interest rate swaps	464	(22)
Amortization of gain associated with terminated commodity derivatives	5,785	—
Amortization of deferred financing fees	(139)	(309)
Acquisition and divestiture related expenses	12	481
Exploration costs	16	16
Plugging and abandonment cost	230	—
Reorganization items, net	6	186
Severance payments	—	19
Other	551	201
Adjusted EBITDA	$22,935	$17,236

Liquidity and Capital Resources

Overview. Our ability to finance our operations, including funding capital expenditures and acquisitions, meet our indebtedness obligations, refinance our indebtedness or meet our collateral requirements will depend on our ability to generate cash in the future. Our primary sources of liquidity and capital resources have historically been cash flows generated by operating activities and borrowings under our Revolving Credit Facility. For the remainder of 2021, we expect our primary funding sources to be cash flows generated by operating activities and available borrowing capacity under our Revolving Credit Facility.

Capital Markets. We do not currently anticipate any near-term capital markets activity, but we will continue to evaluate the availability of public debt and equity for funding potential future growth projects and acquisition activity.

Hedging. Commodity hedging has been and remains an important part of our strategy to reduce cash flow volatility. Our hedging activities are intended to support oil, NGL and natural gas prices at targeted levels and to manage our exposure to commodity price fluctuations. We intend to enter into commodity derivative contracts at times and on terms desired to maintain a portfolio of commodity derivative contracts covering at least 30% - 65% of our estimated production from total proved developed producing reserves over a one-to-three year period at any given point of time to satisfy the hedging covenants in our Revolving Credit Facility and pursuant to our internal policies. We may, however, from time to time, hedge more or less than this approximate amount. Additionally, we may take advantage of opportunities to modify our commodity derivative portfolio to change the percentage of our hedged production volumes when circumstances suggest that it is prudent to do so. The current market conditions may also impact our ability to enter into future commodity derivative contracts.

We evaluate counterparty risks related to our commodity derivative contracts and trade credit. Should any of these financial counterparties not perform, we may not realize the benefit of some of our hedges under lower commodity prices. We sell our oil and natural gas to a variety of purchasers. Non-performance by a customer could also result in losses.

Capital Expenditures. Our total capital expenditures were approximately $5.8 million for the three months ended March 31, 2021, which were primarily related to capital workovers and facilities located in Oklahoma and California and non-operated completion activities in the Eagle Ford.

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

As of March 31, 2021, we had a working capital deficit of $17.7 million primarily due to short-term derivatives of $30.4 million, revenues payable of $24.9 million, accrued liabilities of $20.6 million, and accounts payable of $6.4 million offset by accounts receivable of $35.4 million, cash on hand of $16.8 million, and prepaid expenses of $12.3 million.

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

As of March 31, 2021, we were in compliance with all the financial (current ratio and total leverage ratio) and other covenants associated with our Revolving Credit Facility.

As of March 31, 2021, we had approximately $10.0 million of available borrowings under our Revolving Credit Facility. See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information regarding our Revolving Credit Facility.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for the three months ended March 31, 2021 and 2020, have been derived from our Unaudited Condensed Consolidated Financial Statements. For information regarding the individual components of our cash flow amounts, see the Unaudited Condensed Statements of Consolidated Cash Flows included under “Item 1. Financial Statements” of this quarterly report.

	For the Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$15,558	$13,089
Net cash used in investing activities	(4,116)	(12,720)
Net cash provided by (used in) financing activities	(5,005)	1,200

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net cash provided by operating activities was $15.6 million and $13.1 million for the three months ended March 31, 2021 and 2020, respectively. Production volumes were approximately 24.7 MBoe/d and 29.7 MBoe/d for the three months ended March 31, 2021 and 2020, respectively. The average realized sales prices were $32.56 per Boe and $21.41 per Boe for the three months ended March 31, 2021 and 2020, respectively. Lease operating expenses were $28.9 million and $35.7 million for the three months ended March 31, 2021 and 2020, respectively. Gathering, processing and transportation was $4.6 million and $5.1 million for the three months ended March 31, 2021 and 2020, respectively.

Net cash provided by operating activities for the three months ended March 31, 2021 included $11.1 million of cash paid on expired derivative instruments compared to $12.5 million of cash receipts on expired derivatives for the three months ended March 31, 2020. For the three months ended March 31, 2021, we had net losses on derivative instruments of $34.5 million compared to a net gain of $104.1 million for the three months ended March 31, 2020.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2021 was $4.1 million, of which $3.8 million was used for additions to oil and natural gas properties. Net cash provided by investing activities for the three months ended March 31, 2020 was $12.7 million, of which $12.4 million was used for additions to oil and natural gas properties.

Financing Activities. The Company had net repayments of $5.0 million for the three months ended March 31, 2021 and net borrowings of $5.0 million for the three months ended March 31, 2020, related to our Revolving Credit Facility.

For the three months ended March 31, 2020, the Company paid out $3.8 million in dividends on March 30, 2020 to stockholders of record at the close of business on March 16, 2020. The board of directors subsequently suspended quarterly dividends. Future dividends, if any, are subject to debt covenants under our Revolving Credit Facility and discretionary approval by the board of directors.

Off–Balance Sheet Arrangements

As of March 31, 2021, we had no off–balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) and under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

The full impact of COVID-19 on our business is still uncertain. In order to protect the health and safety of our employees, we took proactive steps to allow employees to work remotely and to reduce the number of employees on site at any one time in our field areas to comply with social distancing guidelines. We believe that our internal controls and procedures are still functioning as designed and were effective for the most recent quarter.

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

Our business faces many risks. Any of the risks discussed elsewhere in this quarterly report and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. There have been no material changes to the risk factors since those disclosed in our 2020 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes our repurchase activity during the three months ended March 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
				(In thousands)
Common Shares Repurchased (1)
January 1, 2021 - January 31, 2021	2,336	$1.31	—	n/a
February 1, 2021 - February 28, 2021	155,692	$2.48	—	n/a
March 1, 2021 - March 31, 2021	—	$—	—	n/a

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

10.1*#†	—	Form of 2021 TRSU Award Agreement.

10.2*#†	—	Form of 2021 PRSU Award Agreement.

31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit Number		Description
31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	—	Inline XBRL Instance Document

101.SCH*	—	Inline XBRL Schema Document

101.CAL*	—	Inline XBRL Calculation Linkbase Document

101.DEF*	—	Inline XBRL Definition Linkbase Document

101.LAB*	—	Inline XBRL Labels Linkbase Document

101.PRE*	—	Inline XBRL Presentation Linkbase Document

104*	—	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed as an exhibit to this Quarterly Report on Form 10-Q.
**	Furnished as an exhibit to this Quarterly Report on Form 10-Q.
#	Management contract or compensatory plan or arrangement.
†	Certain schedules and similar attachments have been omitted. We agree to furnish supplementally a copy of any omitted schedule or attachment to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amplify Energy Corp.
(Registrant)

Date: May 5, 2021	By:	/s/ Jason McGlynn
	Name:	Jason McGlynn
	Title:	Senior Vice President and Chief Financial Officer

Date: May 5, 2021	By:	/s/ Denise DuBard
	Name:	Denise DuBard
	Title:	Vice President and Chief Accounting Officer