Form 10-Q
period 2021-06-30
Amplify Energy Corp.
filed 2021-08-04
CIK 1533924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 30, 2021, the registrant had 37,993,026 outstanding shares of common stock, $0.01 par value outstanding.

AMPLIFY ENERGY CORP.

Table of Contents

		Page

	Glossary of Oil and Natural Gas Terms	1
	Names of Entities	4
	Cautionary Note Regarding Forward-Looking Statements	5

PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020	8
	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2021 and 2020	9
	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020	10
	Unaudited Condensed Consolidated Statements of Equity (Deficit) for the Three and Six Months Ended June 30, 2021 and 2020	11
	Notes to Unaudited Condensed Consolidated Financial Statements	12
	Note 1 – Organization and Basis of Presentation	12
	Note 2 – Summary of Significant Accounting Policies	13
	Note 3 – Revenue	13
	Note 4 – Fair Value Measurements of Financial Instruments	14
	Note 5 – Risk Management and Derivative Instruments	15
	Note 6 – Asset Retirement Obligations	18
	Note 7 – Long-term Debt	18
	Note 8 – Equity (Deficit)	19
	Note 9 – Earnings per Share	20
	Note 10 – Long-Term Incentive Plans	20
	Note 11 – Leases	23
	Note 12 – Supplemental Disclosures to the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Cash Flows	24
	Note 13 – Related Party Transactions	24
	Note 14 – Commitments and Contingencies	25
	Note 15 – Income Taxes	25

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34

PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6.	Exhibits	36

Signatures		37

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

CO2: Carbon dioxide.

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

NYSE: New York Stock Exchange.

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

CAUTIONARY NOTE REGARDING FORWARD–LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

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

•	potential shortages of, or increased costs for, drilling and production equipment and supply materials for production, such as CO2;
•	potential difficulties in the marketing of oil and natural gas;
•	changes to the financial condition of counterparties;
•	uncertainties surrounding the success of our secondary and tertiary recovery efforts;
•	competition in the oil and natural gas industry;
•	our results of evaluation and implementation of strategic alternatives;
•	general political and economic conditions, globally and in the jurisdictions in which we operate;
•	the impact of climate change and natural disasters, such as earthquakes, tidal waves, mudslides, fires and floods;
•	the impact of legislation and governmental regulations, including those related to climate change and hydraulic fracturing;
•	the risk that our hedging strategy may be ineffective or may reduce our income;
•	the cost and availability of insurance as well as operating risks that may not be covered by an effective indemnity or insurance;
•	actions of third-party co-owners of interests in properties in which we also own an interest; and
•	other risks and uncertainties described in “Item 1A. Risk Factors.”

The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the events or circumstances described in any forward-looking statement will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in “Part I—Item 1A. Risk Factors” of Amplify’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2021 (“2020 Form 10-K”). All forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding shares)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash	$15,150	$10,364
Accounts receivable, net	39,647	30,901
Prepaid expenses and other current assets	12,570	15,572
Total current assets	67,367	56,837
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	786,089	775,167
Support equipment and facilities	144,458	142,208
Other	9,553	9,102
Accumulated depreciation, depletion and amortization	(620,881)	(609,231)
Property and equipment, net	319,219	317,246
Long-term derivative instruments	—	873
Restricted investments	4,623	4,623
Operating lease - long term right-of-use asset	1,771	2,500
Other long-term assets	2,345	2,680
Total assets	$395,325	$384,759

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$14,382	$798
Revenues payable	19,159	22,563
Accrued liabilities (see Note 12)	26,060	22,677
Short-term derivative instruments	63,071	10,824
Total current liabilities	122,672	56,862
Long-term debt (see Note 7)	235,000	260,516
Asset retirement obligations	99,412	96,725
Long-term derivative instruments	17,739	847
Operating lease liability	301	266
Other long-term liabilities	7,576	3,280
Total liabilities	482,700	418,496
Commitments and contingencies (see Note 14)
Stockholders' equity (deficit):
Preferred stock, $0.01 par value: 50,000,000 shares authorized; no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Warrants, 2,173,913 warrants issued and outstanding at June 30, 2021 and December 31, 2020	4,788	4,788
Common stock, $0.01 par value: 250,000,000 shares authorized; 37,987,145 and 37,663,509 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	381	378
Additional paid-in capital	424,814	424,104
Accumulated deficit	(517,358)	(463,007)
Total stockholders' deficit	(87,375)	(33,737)
Total liabilities and equity	$395,325	$384,759

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Oil and natural gas sales	$80,338	$34,888	$152,669	$92,675
Other revenues	55	283	193	632
Total revenues	80,393	35,171	152,862	93,307

Costs and expenses:
Lease operating expense	28,653	27,828	57,559	63,551
Gathering, processing and transportation	5,050	4,689	9,629	9,742
Taxes other than income	5,071	2,195	9,684	6,181
Depreciation, depletion and amortization	7,389	7,623	14,736	23,179
Impairment expense	—	—	—	455,031
General and administrative expense	6,030	6,755	12,951	15,108
Accretion of asset retirement obligations	1,638	1,539	3,253	3,052
(Gain) loss on commodity derivative instruments	63,898	19,165	98,486	(88,548)
Other, net	12	3	96	19
Total costs and expenses	117,741	69,797	206,394	487,315
Operating income (loss)	(37,348)	(34,626)	(53,532)	(394,008)
Other income (expense):
Interest expense, net	(3,137)	(6,209)	(6,249)	(13,856)
Other expense	(54)	(250)	(80)	(234)
Gain on extinguishment of debt	5,516	—	5,516	—
Total other income (expense)	2,325	(6,459)	(813)	(14,090)
Loss before reorganization items, net and income taxes	(35,023)	(41,085)	(54,345)	(408,098)
Reorganization items, net	—	(166)	(6)	(352)
Income tax expense	—	(85)	—	(85)
Net loss	$(35,023)	$(41,336)	$(54,351)	$(408,535)

Earnings (loss) per share: (See Note 9)
Basic and diluted loss per share	$(0.92)	$(1.10)	$(1.43)	$(10.87)
Weighted average common shares outstanding:
Basic and diluted	37,983	37,595	37,907	37,582

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(54,351)	$(408,535)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	14,736	23,179
Impairment expense	—	455,031
(Gain) loss on derivative instruments	98,443	(84,494)
Cash settlements (paid) received on expired derivative instruments	(28,432)	39,471
Cash settlements (paid) received on terminated derivative instruments	—	17,977
Bad debt expense	94	252
Amortization and write-off of deferred financing costs	360	2,999
Gain on extinguishment of debt	(5,516)	—
Accretion of asset retirement obligations	3,253	3,052
Share-based compensation (see Note 10)	730	(632)
Settlement of asset retirement obligations	(162)	—
Changes in operating assets and liabilities:
Accounts receivable	(8,851)	5,762
Prepaid expenses and other assets	3,002	659
Payables and accrued liabilities	13,505	(11,345)
Other	(408)	(387)
Net cash provided by operating activities	36,403	42,989
Cash flows from investing activities:
Additions to oil and gas properties	(11,528)	(26,123)
Additions to other property and equipment	(451)	(719)
Other	404	—
Net cash used in investing activities	(11,575)	(26,842)
Cash flows from financing activities:
Advances on revolving credit facility	—	25,000
Payments on revolving credit facility	(20,000)	(30,000)
Proceeds from the paycheck protection program	—	5,516
Deferred financing costs	(25)	—
Dividends to stockholders	—	(3,786)
Shares withheld for taxes	(17)	(35)
Other	—	35
Net cash used in financing activities	(20,042)	(3,270)
Net change in cash, cash equivalents and restricted cash	4,786	12,877
Cash, cash equivalents and restricted cash, beginning of period	10,364	325
Cash, cash equivalents and restricted cash, end of period	$15,150	$13,202

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(In thousands)

	Stockholders' Equity (Deficit)
	Common Stock	Warrants	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2020	$378	$4,788	$424,104	$(463,007)	$(33,737)
Net loss	—	—	—	(19,328)	(19,328)
Share-based compensation expense	—	—	(204)	—	(204)
Shares withheld for taxes	—	—	(5)	—	(5)
Other	3	—	(3)	—	—
Balance at March 31, 2021	381	4,788	423,892	(482,335)	(53,274)
Net loss	—	—	—	(35,023)	(35,023)
Share-based compensation expense	—	—	934	—	934
Shares withheld for taxes	—	—	(12)	—	(12)
Balance at June 30, 2021	$381	$4,788	$424,814	$(517,358)	$(87,375)

	Stockholders' Equity (Deficit)
	Common Stock	Warrants	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total
Balance at December 31, 2019	$209	$4,790	$424,399	$4,809	$434,207
Net loss	—	—	—	(367,199)	(367,199)
Share-based compensation expense	—	—	(1,112)	—	(1,112)
Shares withheld for taxes	—	—	(14)	—	(14)
Dividends	—	—	—	(3,786)	(3,786)
Balance at March 31, 2020	209	4,790	423,273	(366,176)	62,096
Net loss	—	—	—	(41,336)	(41,336)
Share-based compensation expense	—	—	480	—	480
Expiration of warrants	—	(2)	2	—	—
Shares withheld for taxes	—	—	(20)	—	(20)
Other	—	—	35	—	35
Balance at June 30, 2020	$209	$4,788	$423,770	$(407,512)	$21,255

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

Market Conditions and COVID-19

In March 2020, the World Health Organization classified the outbreak of COVID-19 as a pandemic. The nature of COVID-19 led to worldwide shutdowns, reductions in commercial and interpersonal activity and changes in consumer behavior. In attempting to control the spread of COVID-19, governments around the world imposed laws and regulations such as shelter-in-place orders, quarantines, executive orders and similar restrictions. As a result, the global economy has been marked by significant slowdown and uncertainty, which in turn has led to a precipitous decline in commodity prices in response to decreased demand, further exacerbated by global energy storage shortages and by the price war among members of the Organization of Petroleum Exporting Countries (“OPEC”) and other non-OPEC producer nations (collectively with OPEC members, “OPEC+”) beginning in the first quarter of 2020. As of the first quarter of 2021, commodity prices have recovered to pre-pandemic levels, due in part to the accessibility of vaccines, reopening of economies after the lockdown, and optimism about the economic recovery. The continued spread of COVID-19, including vaccine resistant strains, or repeated deterioration in oil and natural gas prices could result in additional adverse impacts on the Company's results of operations, cash flows and financial position, including further asset impairments.

COVID-19 Relief Funding

Paycheck Protection Program.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On June 22, 2021, KeyBank National Association (“KeyBank”) notified the Company that the loan under the Paycheck Protection Program (the “PPP Loan”) had been approved for full and complete forgiveness by the Small Business Association. For the three and six months ended June 30, 2021, the Company reported a gain on extinguishment of debt for $5.5 million for the PPP Loan forgiveness in the Unaudited Condensed Consolidated Statements of Operations. See Note 7 for additional information.

Employee Retention Credit. The Consolidated Appropriations Act extended and expanded the availability of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) employee retention credit through June 30, 2021. Subsequently, the American Rescue Plan Act of 2021 (the “ARP Act”), enacted on March 11, 2021, extended and expanded the availability of the employee retention credit through December 31, 2021, however, certain provisions applied only after December 31, 2020. This new legislation expanded the group of qualifying businesses to include businesses with fewer than 500 employees and those who previously qualified for the PPP Loan. The employee retention credit is calculated to be equal to 70% of qualified wages paid to employees after December 31, 2020, and before January 1, 2022. During calendar year 2021, a maximum of $10,000 in qualified wages for each employee per qualifying calendar quarter may be counted in determining the 70% credit. Therefore, the maximum tax credit that can be claimed by an eligible employer is $7,000 per employee per qualifying calendar quarter of 2021. The Company has determined that the qualifications for the credit were met in the first and second quarters of 2021. The Company recognized a $2.8 million employee retention credit during the three and six months ended June 30, 2021, which included an approximate $0.8 million credit to general and administrative expense and an approximate $2.0 million to lease operating expense in the Unaudited Condensed Consolidated Statements of Operations.

Note 2. Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies and estimates as described in the Company’s annual financial statements included in our 2020 Form 10-K.

New Accounting Pronouncements

Reference Rate Reform. In March 2020, the Financial Accounting Standard Board (the “FASB”) issued an accounting standard update which provides optional expedients and expectations for applying GAAP to contracts, hedging relationships and other transactions to ease financial reporting burdens to the expected market transition from the London Interbank Offered Rate (“LIBOR”) or another reference rate to alternative reference rates. The amendments in this accounting standards update became effective on March 12, 2020, and an entity may elect to apply the amendments prospectively through December 31, 2022. The Company notes no material impact with applying this guidance.

Income Taxes – Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued an accounting standard update which simplified the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. This accounting standards update removed the following exceptions: (i) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items; (ii) exception to the requirements to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; (iii) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and (iv) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The amendments in the accounting standards update also improve consistency and simplify other areas of Topic 740 by clarifying and amending existing guidance. The guidance became effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company adopted the guidance effective January 1, 2021, with all of the anticipated and applicable effects to be required on a prospective basis. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

Oil and natural gas revenues are recorded using the sales method. Under this method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers, regardless of whether the sales are proportionate to our ownership in the property. An asset or a liability is recognized to the extent there is an imbalance in excess of the proportionate share of the remaining recoverable reserves on the underlying properties. No significant imbalances existed at June 30, 2021.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenue

We have identified three material revenue streams in our business: oil, natural gas and NGLs. The following table presents our revenues disaggregated by revenue stream.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)
Revenues
Oil	$56,510	$22,963	$106,205	$64,814
NGLs	8,876	3,343	16,547	8,465
Natural gas	14,952	8,582	29,917	19,396
Oil and natural gas sales	$80,338	$34,888	$152,669	$92,675

Contract Balances

Under our sales contracts, we invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities. Accounts receivable attributable to our revenue contracts with customers was $34.9 million at June 30, 2021 and $25.6 million at December 31, 2020.

Note 4. Fair Value Measurements of Financial Instruments

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

The carrying values of accounts receivables, accounts payables (including accrued liabilities), restricted investments and amounts outstanding under long-term debt agreements with variable rates included in the accompanying Unaudited Condensed Consolidated Balance Sheets approximated fair value at June 30, 2021 and December 31, 2020. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair market values of the derivative financial instruments reflected on the accompanying Unaudited Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020 were based on estimated forward commodity prices. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following tables present the gross derivative assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 for each of the fair value hierarchy levels:

	Fair Value Measurements at June 30, 2021 Using
	Quoted Prices in	Significant Other	Significant
	Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$5,295	$—	$5,295
Interest rate derivatives	—	—	—	—
Total assets	$—	$5,295	$—	$5,295

Liabilities:
Commodity derivatives	$—	$84,336	$—	$84,336
Interest rate derivatives	—	1,769	—	1,769
Total liabilities	$—	$86,105	$—	$86,105

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements at December 31, 2020 Using
	Quoted Prices in	Significant Other	Significant
	Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$15,449	$—	$15,449
Interest rate derivatives	—	—	—	—
Total assets	$—	$15,449	$—	$15,449

Liabilities:
Commodity derivatives	$—	$23,495	$—	$23,495
Interest rate derivatives	—	2,752	—	2,752
Total liabilities	$—	$26,247	$—	$26,247

See Note 5 for additional information regarding our derivative instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis as reflected on the accompanying Unaudited Condensed Consolidated Balance Sheets. The following methods and assumptions are used to estimate the fair values:

•

The fair value of asset retirement obligations (“AROs”) is based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding factors such as the existence of a legal obligation for an ARO; amounts and timing of settlements; the credit-adjusted risk-free rate; and inflation rates. The initial fair value estimates are based on unobservable market data and are classified within Level 3 of the fair value hierarchy. See Note 6 for a summary of changes in AROs.

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

•	No impairment expense recorded on proved oil and natural gas properties during the three and six months ended June 30, 2021.
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

•	No impairment expense recorded on unproved oil and natural gas properties during the three and six months ended June 30, 2021.
•

We recognized $49.3 million of impairment expense on unproved properties for the six months ended June 30, 2020, which was related to expiring leases and the evaluation of qualitative and quantitative factors related to the decline in commodity prices in 2020.

Note 5. Risk Management and Derivative Instruments

Derivative instruments are utilized to manage exposure to commodity price fluctuations and achieve a more predictable cash flow in connection with natural gas and oil sales from production and borrowing related activities. These instruments limit exposure to declines in prices, but also limit the benefits that would be realized if prices increase.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Certain inherent business risks are associated with commodity derivative contracts, including market risk and credit risk. Market risk is the risk that the price of natural gas or oil will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the counterparty to a contract. It is our policy to enter into derivative contracts only with creditworthy counterparties, which generally are financial institutions, deemed by management as competent and competitive market makers. Some of the lenders, or certain of their affiliates, under our current credit agreements are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with creditworthy counterparties that are generally large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. We have also entered into International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. See Note 7 for additional information regarding our Revolving Credit Facility.

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

In April 2020, the Company monetized a portion of its 2021 crude oil hedges for total cash proceeds of approximately $18.0 million.

At June 30, 2021, we had the following open commodity positions:

	Remaining
	2021	2022	2023
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (MMBtu)	970,000	695,000	—
Weighted-average fixed price	$2.49	$2.56	$—

Collar contracts:
Two-way collars
Average monthly volume (MMBtu)	830,000	595,000	140,000
Weighted-average floor price	$2.06	$2.37	$2.40
Weighted-average ceiling price	$3.28	$3.09	$2.91

Natural Gas Basis Swaps:
PEPL basis swaps:
Average monthly volume (MMBtu)	500,000	—	—
Weighted-average spread	$(0.40)	$—	$—

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (Bbls)	172,500	99,000	55,000
Weighted-average fixed price	$49.37	$55.68	$57.30

Collar contracts:
Two-way collars
Average monthly volume (Bbls)	—	7,500	—
Weighted-average floor price	$—	$55.00	$—
Weighted-average ceiling price	$—	$60.25	$—

Three-way collars
Average monthly volume (Bbls)	72,500	89,000	30,000
Weighted-average ceiling price	$50.36	$55.55	$67.15
Weighted-average floor price	$40.00	$42.92	$55.00
Weighted-average sub-floor price	$30.00	$32.58	$40.00

NGL Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (Bbls)	20,300	—	—
Weighted-average fixed price	$23.74	$—	$—

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Swaps

Periodically, we enter into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates such as those in our Credit Agreement to fixed interest rates. At June 30, 2021, we had the following interest rate swap open positions:

	Remaining
	2021	2022
Average Monthly Notional (in thousands)	$125,000	$75,000
Weighted-average fixed rate	1.612%	1.281%
Floating rate	1 Month LIBOR	1 Month LIBOR

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at June 30, 2021 and December 31, 2020. There was no cash collateral received or pledged associated with our derivative instruments since most of the counterparties, or certain of their affiliates, to our derivative contracts are lenders under our Revolving Credit Facility.

		Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
		June 30,	June 30,	December 31,	December 31,
Type	Balance Sheet Location	2021	2021	2020	2020
		(In thousands)
Commodity contracts	Short-term derivative instruments	$1,172	$62,901	$6,088	$15,007
Interest rate swaps	Short-term derivative instruments	—	1,342	—	1,905
Gross fair value		1,172	64,243	6,088	16,912
Netting arrangements		(1,172)	(1,172)	(6,088)	(6,088)
Net recorded fair value	Short-term derivative instruments	$—	$63,071	$—	$10,824

Commodity contracts	Long-term derivative instruments	$4,124	$21,436	$9,361	$8,488
Interest rate swaps	Long-term derivative instruments	—	427	—	847
Gross fair value		4,124	21,863	9,361	9,335
Netting arrangements		(4,124)	(4,124)	(8,488)	(8,488)
Net recorded fair value	Long-term derivative instruments	$—	$17,739	$873	$847

(Gains) Losses on Derivatives

We do not designate derivative instruments as hedging instruments for accounting and financial reporting purposes. Accordingly, all gains and losses, including changes in the derivative instruments’ fair values, have been recorded in the accompanying Unaudited Condensed Consolidated Statements of Operations. The following table details the gains and losses related to derivative instruments for the periods indicated (in thousands):

		For the Three Months Ended		For the Six Months Ended
	Statements of	June 30,		June 30,
	Operations Location	2021	2020	2021	2020
Commodity derivative contracts	(Gain) loss on commodity derivatives	$63,898	$19,165	$98,486	$(88,548)
(Gain) loss on interest rate derivatives	Interest expense, net	18	438	(44)	4,054

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the Company’s portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the six months ended June 30, 2021 (in thousands):

Asset retirement obligations at beginning of period	$97,149
Liabilities added from acquisition or drilling	29
Liabilities settled	(162)
Liabilities removed upon sale of wells	(113)
Accretion expense	3,253
Revision of estimates	3
Asset retirement obligation at end of period	100,159
Less: Current portion	(747)
Asset retirement obligations - long-term portion	$99,412

Note 7. Long-Term Debt

The following table presents our consolidated debt obligations at the dates indicated:

	June 30,	December 31,
	2021	2020
	(In thousands)
Revolving Credit Facility (1)	$235,000	$255,000
Paycheck Protection Program loan (2)	—	5,516
Total long-term debt	$235,000	$260,516

(1)	The carrying amount of our Revolving Credit Facility approximates fair value because the interest rates are variable and reflective of market rates.
(2)	See below for additional information regarding the receipt and forgiveness of the paycheck protection program loan.

Revolving Credit Facility

Amplify Energy Operating LLC, our wholly owned subsidiary (“OLLC”), is a party to a reserve-based revolving credit facility (the “Revolving Credit Facility”), subject to a borrowing base of $245.0 million as of June 30, 2021, which is guaranteed by us and all of our current subsidiaries. The Revolving Credit Facility matures on November 2, 2023. Our borrowing base under our Revolving Credit Facility is subject to redetermination on at least a semi-annual basis primarily based on a reserve engineering report.

On June 16, 2021, the Company completed its scheduled semi-annual borrowing base redetermination process, pursuant to which the borrowing base under the Revolving Credit Facility was decreased from $260.0 million to $245.0 million. In addition to the redetermination, the administrative agent under the Revolving Credit Facility agreement was changed from Bank of Montreal to KeyBank.

As of June 30, 2021, we were in compliance with all the financial (current ratio and total leverage ratio) and other covenants associated with our Revolving Credit Facility.

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid, excluding commitment fees, on our consolidated variable-rate debt obligations for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revolving Credit Facility	3.65%	3.12%	3.66%	3.55%

Letters of Credit

At June 30, 2021, we had no letters of credit outstanding.

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with our Revolving Credit Facility was $1.2 million at June 30, 2021.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Paycheck Protection Program

On April 24, 2020, the Company received a $5.5 million PPP Loan. The PPP Loan was established as part of the CARES Act to provide loans to qualifying businesses. The PPP Loan was not part of the Revolving Credit Facility as described above. The loan and accrued interest were potentially forgivable provided that the borrower uses the loan proceeds for eligible purposes. The term of the Company’s PPP Loan was two years with an annual interest rate of 1% and no payments of principal or interest due during the six-month period beginning on the date of the PPP Loan. The Company applied for forgiveness of the amount due on the PPP Loan based on spending the loan proceeds on eligible expenses as defined by the statute. On June 22, 2021, KeyBank notified the Company that the PPP Loan had been approved for full and complete forgiveness by the Small Business Association. For the three and six months ended June 30, 2021, the company reported a gain on extinguishment of debt of $5.5 million for the PPP Loan forgiveness in the Unaudited Condensed Consolidated Statements of Operations.

Note 8. Equity (Deficit)

Common Stock

The Company’s authorized capital stock includes 250,000,000 shares of common stock, $0.01 par value per share. The following is a summary of the changes in our common stock issued for the six months ended June 30, 2021:

Common Stock
Balance, December 31, 2020	37,663,509
Restricted stock units vested	29,621
Bonus stock awards (1)	455,973
Shares withheld for taxes (2)	(161,958)
Balance, June 30, 2021	37,987,145

(1)	Reflects shares granted to certain executive officers and employees pursuant to our annual incentive bonus program. Shares were granted on February 12, 2021 at a grant price of $2.48 per share.
(2)	Represents the net settlement on vesting of restricted stock necessary to satisfy the minimum statutory tax withholding requirements.

Warrants

On May 4, 2017, Legacy Amplify entered into a warrant agreement with American Stock Transfer & Trust Company, LLC, as warrant agent, pursuant to which Legacy Amplify issued warrants to purchase up to 2,173,913 shares of Legacy Amplify’s common stock, exercisable for a five-year period commencing on May 4, 2017 at an exercise price of $42.60 per share.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Earnings per Share

The following sets forth the calculation of earnings (loss) per share, or EPS, for the periods indicated (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	$(35,023)	$(41,336)	$(54,351)	$(408,535)
Less: Net income allocated to participating restricted stockholders	—	—	—	—
Basic and diluted earnings available to common stockholders	$(35,023)	$(41,336)	$(54,351)	$(408,535)

Common shares/units:
Common shares outstanding — basic	37,983	37,595	37,907	37,582
Dilutive effect of potential common shares	—	—	—	—
Common shares outstanding — diluted	37,983	37,595	37,907	37,582

Net earnings (loss) per share:
Basic	$(0.92)	$(1.10)	$(1.43)	$(10.87)
Diluted	$(0.92)	$(1.10)	$(1.43)	$(10.87)
Antidilutive warrants (1)	2,174	2,174	2,174	2,174

(1)	Amount represents warrants to purchase common stock that are excluded from the diluted net earnings per share calculations because of their antidilutive effect.

Note 10. Long-Term Incentive Plans

In May 2021, the shareholders approved a new Equity Incentive Plan (“EIP”) in which the Legacy Amplify Management Incentive Plan (the “Legacy Amplify MIP”) and the Legacy Amplify 2017 Non-Employee Directors Compensation Plan (the “Legacy Amplify Non-Employee Directors Compensation Plan”) replaced by the EIP and no further awards will be allowed to be granted under the Legacy Amplify MIP or the Legacy Amplify Non-Employee Directors Compensation Plan. As of June 30, 2021, an aggregate of 2,802,856 shares were available for future grants under the EIP.

Restricted Stock Units

Restricted Stock Units with Service Vesting Condition

The restricted stock units with service vesting conditions (“TSUs”) are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a straight-line basis over the requisite service period and forfeitures are accounted for as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost associated with the TSUs was $2.7 million at June 30, 2021. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 1.7 years.

The following table summarizes information regarding the TSUs granted under the Legacy Amplify MIP for the period presented:

		Weighted-
		Average Grant
	Number of	-Date Fair Value
	Units	per Unit (1)
TSUs outstanding at December 31, 2020	115,797	$4.47
Granted (2)	872,588	$3.52
Forfeited	(1,244)	$5.12
Vested	(24,056)	$3.91
TSUs outstanding at June 30, 2021	963,085	$3.62

(1)	Determined by dividing the aggregate grant-date fair value of awards by the number of awards issued.
(2)	The aggregate grant-date fair value of TSUs issued for the six months ended June 30, 2021 was $3.1 million based on a grant date market price of $3.52 per share.

Restricted Stock Units with Market and Service Vesting Conditions

The restricted stock units with market and service vesting conditions (“PSUs”) are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a graded-vesting basis. As such, the Company recognizes compensation cost over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards. The Company accounts for forfeitures as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost related to the PSUs was less than $0.1 million at June 30, 2021. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 1.4 years.

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

The following table summarizes information regarding the PSUs granted under the Legacy Amplify MIP for the period presented:
		Weighted-
		Average Grant
	Number of	-Date Fair Value
	Units	per Unit (1)
PSUs outstanding at December 31, 2020	214,554	$2.36
Granted	—	$—
Forfeited	(3,732)	$2.11
Vested	—	$—
PSUs outstanding at June 30, 2021	210,822	$2.36

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

Restricted Stock Units with Market Vesting Conditions

The restricted stock units with performance-based vesting conditions (“PRSUs”) are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a graded-vesting basis. As such, the Company recognizes compensation cost over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards. The Company accounts for forfeitures as they occur. Compensation costs are recorded as general and administrative expense.

The PRSUs are issued collectively in separate tranches with individual performances periods beginning in January 2021, 2022, and 2023 respectively. For each of the performance periods the awards will vest based on the percentage of the target PRSUs subject to the performance vesting condition with 25% able to vest during the period January 1, 2021 through December 31, 2021; 25% able to vest during the period January 1, 2022 through December 31, 2022 and 50% able to vest during the period of January 1, 2023 through December 31, 2023. Vesting of PRSUs can range from zero to 200% of the target units granted based on the Company’s relative total shareholder return as compared to the total shareholder return of the Company’s performance peer group over the performance period. The fair value of each PRSU award was estimated on their grant dates using a Monte Carlo simulation. The unrecognized cost associated with the PRSUs was $0.3 million at June 30, 2021. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 2.1 years.

The ranges for the assumptions used in the Monte Carlo model for the PRSUs granted during 2021 are presented as follows:

2021
Expected volatility	119.6%
Dividend yield	0.00%
Risk-free interest rate	0.31%

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information regarding the PRSUs granted under the Legacy Amplify MIP for the period presented:

	Number of Units	Weighted-Average Grant-Date Fair Value per Unit (1)
PRSUs outstanding at December 31, 2020	—	$—
Granted (2)	196,377	$1.94
Forfeited	—	$—
Vested	—	$—
PRSUs outstanding at June 30, 2021	196,377	$1.94

(1)	Determined by dividing the aggregate grant-date fair value of awards by the number of awards issued.
(2)	The aggregate grant-date fair value of PRSUs issued for the six months ended June 30, 2021 was $0.4 million based on a grant-date market price ranging from $1.24 to $2.63 per share.

2017 Non-Employee Directors Compensation Plan

In June 2017, Legacy Amplify implemented the Legacy Amplify Non-Employee Directors Compensation Plan to attract and retain the services of experienced non-employee directors of Legacy Amplify or its subsidiaries. In connection with the closing of the merger, on August 6, 2019, the Company assumed the Legacy Amplify Non-Employee Directors Compensation Plan. As noted above, the Legacy Amplify Non-Employee Directors Compensation Plan was replaced by the EIP in May 2021.

The restricted stock units with a service vesting condition (“Board RSUs”) are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a straight-line basis over the requisite service period and forfeitures are accounted for as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost associated with restricted stock unit awards was less than $0.1 million at June 30, 2021. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 0.8 years.

The following table summarizes information regarding the Board RSUs granted under the Legacy Amplify Non-Employee Directors Compensation Plan for the period presented:

		Weighted-
		Average Grant
	Number of	-Date Fair Value
	Units	per Unit (1)
Board RSUs outstanding at December 31, 2020	8,898	$5.12
Granted	—	$—
Forfeited	—	$—
Vested	(5,565)	$5.12
Board RSUs outstanding at June 30, 2021	3,333	$5.12

(1)	Determined by dividing the aggregate grant-date fair value of awards by the number of awards issued.

Compensation Expense

The following table summarizes the amount of recognized compensation expense associated with the Legacy Amplify MIP and Legacy Amplify Non-Employee Directors Compensation Plan, which are reflected in the accompanying Unaudited Condensed Consolidated Statements of Operations for the periods presented (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Equity classified awards
TSUs	582	(6)	657	125
PSUs	16	5	39	10
Board RSUs	4	2	8	40
PRSUs	$89	$—	$89	$—
	$691	$1	$793	$175

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Leases

For the quarter ended June 30, 2021, our leases qualify as operating leases and we did not have any existing or new leases qualifying as financing leases or variable leases. We have leases for office space and equipment in our corporate office and operating regions as well as vehicles, compressors and surface rentals related to our business operations. In addition, we have offshore Southern California pipeline right-of-way use agreements. Most of our leases, other than our corporate office lease, have an initial term and may be extended on a month-to-month basis after expiration of the initial term. Most of our leases can be terminated with 30-day prior written notice. The majority of our month-to-month leases are not included as a lease liability in our balance sheet under ASC 842 because continuation of the lease is not reasonably certain. Additionally, the Company elected the short-term practical expedient to exclude leases with a term of twelve months or less.

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

For the six months ended June 30, 2021 and 2020, we recognized approximately $1.2 million and $1.2 million, respectively, of costs relating to the operating leases in the Unaudited Condensed Consolidated Statements of Operations.

Supplemental cash flow information related to the Company’s lease liabilities are included in the table below:

	For the Six Months Ended
	June 30,
	2021	2020
	(In thousands)
Non-cash amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$729	$877

The following table presents the Company’s right-of-use assets and lease liabilities for the period presented:

	June 30,	December 31,
	2021	2020
	(In thousands)
Right-of-use asset	$1,771	$2,500

Lease liabilities:
Current lease liability	1,480	2,258
Long-term lease liability	301	266
Total lease liability	$1,781	$2,524

The following table reflects the Company’s maturity analysis of the minimum lease payment obligations under non-cancelable operating leases with a remaining term in excess of one year (in thousands):

	Office leases	Leased vehicles and office equipment	Total
Remaining 2021	$816	$370	$1,186
2022	140	290	430
2023	—	195	195
2024 and thereafter	—	14	14
Total lease payments	956	869	1,825
Less: interest	16	28	44
Present value of lease liabilities	$940	$841	$1,781

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The weighted average remaining lease terms and discount rate for all of our operating leases for the period presented:

	June 30,
	2021	2020
Weighted average remaining lease term (years):
Office leases	0.30	1.10
Vehicles	0.77	0.53
Office equipment	0.02	0.06
Weighted average discount rate:
Office leases	2.57%	3.49%
Vehicles	1.57%	0.94%
Office equipment	0.14%	0.17%

Note 12. Supplemental Disclosures to the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Cash Flows

Accrued Liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	June 30,	December 31,
	2021	2020
Accrued lease operating expense	$7,725	$8,978
Accrued capital expenditures	5,376	173
Accrued commitment fee and other expense	3,719	4,404
Accrued production and ad valorem tax	3,612	2,601
Accrued general and administrative expense	3,051	3,349
Operating lease liability	1,480	2,258
Asset retirement obligations	747	424
Accrued current income taxes	—	110
Other	350	380
Accrued liabilities	$26,060	$22,677

Supplemental Cash Flows

Supplemental cash flows for the periods presented (in thousands):

	For the Six Months Ended
	June 30,
	2021	2020
Supplemental cash flows:
Cash paid for interest, net of amounts capitalized	$4,429	$5,380
Cash paid for reorganization items, net	6	351
Cash paid for taxes	—	85

Noncash investing and financing activities:
Increase (decrease) in capital expenditures in payables and accrued liabilities	5,203	(3,618)

Note 13. Related Party Transactions

Related Party Agreements

There have been no transactions between us and any related person in which the related person had a direct or indirect material interest for the three or six months ended June 30, 2021 and 2020.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Commitments and Contingencies

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

At June 30, 2021 and December 31, 2020, we had no environmental reserves recorded on our Unaudited Condensed Consolidated Balance Sheet.

Minimum Volume Commitment

The Company is party to a gas purchase, gathering and processing contract in Oklahoma, which includes certain minimum NGL commitments. To the extent the Company does not deliver natural gas volumes in sufficient quantities to generate, when processed, the minimum levels of recovered NGLs, it would be required to reimburse the counterparty an amount equal to the sum of the monthly shortfall, if any, multiplied by a fee. The Company is not meeting the minimum volume required under this contractual provision. The commitment fee expense for the three and six months ended June 30, 2021, was approximately $0.5 million and $0.8 million, respectively. The minimum volume commitment for Oklahoma ends on June 30, 2023.

The Company is party to a gas purchase, gathering and processing contract in East Texas, which includes certain minimum gas commitments. The Company is not meeting the minimum volume required under this contractual provision. The commitment fee expense for the three and six months ended June 30, 2021, was approximately $0.5 million and $0.9 million, respectively. The minimum volume commitment for East Texas ends on November 30, 2022.

Supplemental Bond for Decommissioning Liabilities Trust Agreement

Beta Operating Company, LLC, has an obligation with the BOEM in connection with its 2009 acquisition of our properties in federal waters offshore Southern California. The Company supports this obligation with $161.3 million of A-rated surety bonds and $0.3 million of cash as of June 30, 2021.

Note 15. Income Taxes

The Company had no income tax expense for the three and six months ended June 30, 2021, respectively, and less than $0.1 million in income tax expense for the three and six months ended June 30, 2020, respectively. The Company’s effective tax rate was 0.0% for the three and six months ended June 30, 2021, respectively, and 0.2% and 0.0% for the three and six months ended June 30, 2020, respectively. The effective tax rates for the three and six months ended June 30, 2021 and 2020 are different from the statutory U.S. federal income tax rate primarily due to our recorded valuation allowances.

In March 2021, the President of the United States signed the ARP Act, to respond to the COVID-19 emergency and address its economic effects. The ARP Act did not have a material impact on the Company’s current year tax provision.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and accompanying notes in “Item 1. Financial Statements” contained herein and in “Item 1A. Risk Factors” of our Annual Report on the Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”). The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” in the front of this report.

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

Industry Trends and Outlook

In March 2020, the World Health Organization classified the outbreak of COVID-19 as a pandemic. The nature of COVID-19 led to worldwide shutdowns, reductions in commercial and interpersonal activity and changes in consumer behavior. In attempting to control the spread of COVID-19, governments around the world imposed laws and regulations such as shelter-in-place orders, quarantines, executive orders and similar restrictions. As a result, the global economy has been marked by significant slowdown and uncertainty, which in turn has led to a precipitous decline in commodity prices in response to decreased demand, further exacerbated by certain actions taken by members of the Organization of Petroleum Exporting Countries (“OPEC”) and other non-OPEC producer nations (collectively with OPEC members, “OPEC+”) beginning in the first quarter of 2020 that maintained high levels of global oil production. As of the first quarter of 2021, commodity prices have recovered to pre-pandemic levels, due in part to the accessibility of vaccines, reopening of economies after the lockdown, and optimism about the economic recovery. The continued spread of COVID-19, including vaccine resistant strains, or repeated deterioration in oil and natural gas prices could result in additional adverse impacts on the Company's results of operations, cash flows and financial position, including further asset impairments.

Recent Developments

Compliance with NYSE Continued Listing Standards

On July 8, 2021, the Company received noticed from the NYSE that it had regained compliance with the continued listing standards set forth in Item 802.01B of the NYSE Listed Company Manual.

PPP Loan Forgiveness

On June 22, 2021, KeyBank notified the Company that the PPP Loan had been approved for full and complete forgiveness by the Small Business Association. For the three and six months ended June 30, 2021, the company reported a gain on extinguishment of debt of $5.5 million for the PPP Loan forgiveness in the Unaudited Condensed Consolidated Statements of Operations.

Borrowing Base Redetermination

On June 16, 2021, the Company completed its scheduled semi-annual borrowing base redetermination process, pursuant to which the borrowing base under the Revolving Credit Facility was decreased from $260.0 million to $245.0 million. Additionally, the administrative agent under the Revolving Credit Facility agreement was changed from Bank of Montreal to KeyBank.

Appointment of Vice President and Chief Accounting Officer

On May 17, 2021, the board of directors appointed Eric Dulany, to serve as Vice President and Chief Accounting Officer of the Company, effective May 17, 2021.

Retirement of Vice President and Chief Accounting Officer

On April 9, 2021, Ms. Denise DuBard notified the Company of her decision to retire from serving as the Company’s Vice President and Chief Accounting Officer. Ms. DuBard remained in her role at the Company to assist with an orderly transition to Mr. Dulany.

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

Results of Operations

The results of operations for the three and six months ended June 30, 2021 and 2020 have been derived from our consolidated financial statements. The following table summarizes certain of the results of operations for the periods indicated.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	($ In thousands except per unit amounts)
Oil and natural gas sales	$80,338	$34,888	$152,669	$92,675
Lease operating expense	28,653	27,828	57,559	63,551
Gathering, processing and transportation	5,050	4,689	9,629	9,742
Taxes other than income	5,071	2,195	9,684	6,181
Depreciation, depletion and amortization	7,389	7,623	14,736	23,179
Impairment expense	—	—	—	455,031
General and administrative expense	6,030	6,755	12,951	15,108
Accretion of asset retirement obligations	1,638	1,539	3,253	3,052
Loss (gain) on commodity derivative instruments	63,898	19,165	98,486	(88,548)
Interest expense, net	(3,137)	(6,209)	(6,249)	(13,856)
Gain on extinguishment of debt	5,516	—	5,516	—
Income tax expense	—	(85)	—	(85)
Net loss	(35,023)	(41,336)	(54,351)	(408,535)

Oil and natural gas revenues:
Oil sales	$56,510	$22,963	$106,205	$64,814
NGL sales	8,876	3,343	16,547	8,465
Natural gas sales	14,952	8,582	29,917	19,396
Total oil and natural gas revenues	$80,338	$34,888	$152,669	$92,675

Production volumes:
Oil (MBbls)	905	945	1,824	1,927
NGLs (MBbls)	368	435	710	889
Natural gas (MMcf)	6,161	6,857	11,922	14,443
Total (MBoe)	2,300	2,523	4,521	5,223
Average net production (MBoe/d)	25.3	27.7	25.0	28.7

Average sales price (excluding commodity derivatives):
Oil (per Bbl)	$62.47	$24.30	$58.21	$33.64
NGL (per Bbl)	24.09	7.68	23.30	9.52
Natural gas (per Mcf)	2.43	1.25	2.51	1.34
Total (per Boe)	$34.93	$13.83	$33.76	$17.74

Average unit costs per Boe:
Lease operating expense	$12.46	$11.03	$12.73	$12.17
Gathering, processing and transportation	2.20	1.86	2.13	1.87
Taxes other than income	2.20	0.87	2.14	1.18
General and administrative expense	2.62	2.68	2.86	2.89
Depletion, depreciation and amortization	3.21	3.02	3.26	4.44

For the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

Net losses of $35.0 million and $41.3 million were recorded for the three months ended June 30, 2021 and 2020, respectively.

Oil, natural gas and NGL revenues were $80.3 million and $34.9 million for the three months ended June 30, 2021 and 2020, respectively. Average net production volumes were approximately 25.3 MBoe/d and 27.7 MBoe/d for the three months ended June 30, 2021 and 2020, respectively. The change in production volumes was primarily due to natural decline. The average realized sales price was $34.93 per Boe and $13.83 per Boe for the three months ended June 30, 2021 and 2020, respectively. The increase in average realized sales price was primarily due to the increase in commodity prices. Commodity prices were depressed in the second quarter of 2020 due to the impact of the pandemic and the effects of OPEC production related to supply and demand decisions.

Lease operating expense was $28.7 million and $27.8 million for the three months ended June 30, 2021 and 2020, respectively. The change in lease operating expense is primarily due to an 8% increase in workover expense for 2021 projects compared to 2020, partially offset by the employee retention credit received for the first and second quarters of 2021. On a per Boe basis, lease operating expense was $12.46 and $11.03 for the three months ended June 30, 2021 and 2020, respectively. The increase in lease operating expense on a per Boe basis is primarily driven by the increase in workover expense and lower production.

Gathering, processing and transportation was $5.1 million and $4.7 million for the three months ended June 30, 2021 and 2020, respectively. The increase in gathering, processing and transportation was primarily driven by additional fees from our non-operated wells, fee increases from our processing plants and minimum volume commitments. On a per Boe basis, gathering, processing and transportation was $2.20 and $1.86 for the three months ended June 30, 2021 and 2020, respectively. The change in gathering, processing and transportation on a per Boe basis is due to higher costs and lower production.

Taxes other than income were $5.1 million and $2.2 million for the three months ended June 30, 2021 and 2020, respectively. On a per Boe basis, taxes other than income were $2.20 and $0.87 for the three months ended June 30, 2021 and 2020, respectively. The change in taxes other than income on a per Boe basis was primarily due to the increase in commodity prices.

DD&A expense was $7.4 million and $7.6 million for the three months ended June 30, 2021 and 2020, respectively. The change in DD&A expense was primarily due to a decrease in production from natural decline.

Impairment expense. No impairment expense recorded for the three months ended June 30, 2021 and 2020, respectively.

General and administrative expense was $6.0 million and $6.8 million for the three months ended June 30, 2021 and 2020, respectively. The change in general and administrative expense was primarily related to the employee retention credit received of $0.8 million for the first and second quarters of 2021, a decrease of $0.2 million in professional services and a decrease of $0.1 million in legal expenses partially offset by an increase of $0.7 million in stock compensation expense.

Net losses (gains) on commodity derivative instruments of $63.9 million were recognized for the three months ended June 30, 2021, consisting of $47.0 million decrease in the fair value of open positions and $16.9 million of cash settlements paid on expired positions. Net losses on commodity derivative instruments of $19.2 million were recognized for the three months ended June 30, 2020, consisting of a $64.5 million decrease in the fair value of open positions offset by $27.3 million of cash settlement received on expired positions and $18.0 million of cash settlements received on terminated positions.

Interest expense, net was $3.1 million and $6.2 million for the three months ended June 30, 2021 and 2020, respectively. Interest expense included less than $0.1 million and $2.4 million for the write-off of deferred financing costs for the three months ended June 30, 2021 and 2020, respectively. Furthermore, we had a loss position on our interest rate swaps of less than $0.1 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively.

Average outstanding borrowings under our Revolving Credit Facility were $242.8 million and $287.5 million for the three months ended June 30, 2021 and 2020, respectively.

Gain on extinguishment of debt was $5.5 million for the three months ended June 30, 2021, which is related to the forgiveness of the PPP Loan. See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information regarding the PPP Loan.

For the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Net losses of $54.4 million and $408.5 million were recorded for the six months ended June 30, 2021 and 2020, respectively.

Oil, natural gas and NGL revenues were $152.7 million and $92.7 million for the six months ended June 30, 2021 and 2020, respectively. Average net production volumes were approximately 25.0 MBoe/d and 28.7 MBoe/d for the six months ended June 30, 2021 and 2020, respectively. The change in production volumes was primarily due to natural decline and the impact of Winter Storm Uri that caused a severe freeze in areas where we operate, including Texas, Oklahoma and Louisiana, resulting in shut-ins for wells, pipelines and plants for approximately two weeks in February 2021. The average realized sales price was $33.76 per Boe and $17.74 per Boe for the six months ended June 30, 2021 and 2020, respectively. The increase in average realized sales price was primarily due to the increase in commodity prices. Commodity prices were depressed in the first half of 2020 due to the impact of the pandemic and the effects of OPEC production related to supply and demand decisions.

Lease operating expense was $57.6 million and $63.6 million for the six months ended June 30, 2021 and 2020, respectively. The change in lease operating expense was primarily related to the employee retention credit received of $2.0 million for the first and second quarters of 2021, reduced workover expense based on the implementation of cost savings initiatives implemented during the second quarter of 2020 and continuing in 2021 and natural decline in production. On a per Boe basis, lease operating expense was $12.73 and $12.17 for the six months ended June 30, 2021 and 2020, respectively. The change in lease operating expense on a per Boe basis was due to lower production.

Gathering, processing and transportation was $9.6 million and $9.7 million for the six months ended June 30, 2021 and 2020, respectively. The decrease in gathering, processing and transportation was primarily driven by the decrease in production in first quarter 2021 from Winter Storm Uri partially offset by additional fees from our non-operated wells, fee increases from our processing plants and minimum volume commitments. On a per Boe basis, gathering, processing and transportation was $2.13 and $1.87 for the six months ended June 30, 2021 and 2020, respectively. The change in gathering, processing and transportation on a per Boe basis was due to higher costs and lower production.

Taxes other than income were $9.7 million and $6.2 million for the six months ended June 30, 2021 and 2020, respectively. On a per Boe basis, taxes other than income were $2.14 and $1.18 for the six months ended June 30, 2021 and 2020, respectively. The change in taxes other than income on a per Boe basis was primarily due to the increase in commodity prices.

DD&A expense was $14.7 million and $23.2 million for the six months ended June 30, 2021 and 2020, respectively. The change in DD&A expense was primarily due to a decrease in production and a decrease in our DD&A rate.

Impairment expense was $455.0 million for the six months ended June 30, 2020. We recognized $405.7 million of impairment expense on proved properties for the six months ended June 30, 2020. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable primarily as a result of declining commodity prices in 2020. We recognized $49.3 million of impairment expense on unproved properties for the six months ended June 30, 2020, which was related to expiring leases and the evaluation of qualitative and quantitative factors related to the decline in commodity prices in 2020. No impairment expense was recorded for the six months ended June 30, 2021.

General and administrative expense was $13.0 million and $15.1 million for the six months ended June 30, 2021 and 2020, respectively. The change in general and administrative expense was primarily related to (1) the employee retention credit received of $0.8 million for the first and second quarters of 2021, (2) a decrease of $0.9 million in salaries and other payroll benefits, (3) a decrease of $0.5 million in professional services, and (4) a decrease of $0.3 million in legal expenses. The decreases in general and administrative expense were offset with an increase of $0.6 million in stock compensation expense.

Net losses (gains) on commodity derivative instruments of $98.5 million were recognized for the six months ended June 30, 2021, consisting of $71.0 million decrease in the fair value of open positions and $27.5 million of cash settlements paid on expired positions. Net gains on commodity derivative instruments of $88.5 million were recognized for the six months ended June 30, 2020, consisting of $30.7 million increase in the fair value of open positions and $39.8 million of cash settlement received on expired positions and $18.0 million of cash settlements received on terminated positions.

Interest expense, net was $6.2 million and $13.9 million for the six months ended June 30, 2021 and 2020, respectively. Interest expense included less than $0.1 million and $2.4 million for the write-off of deferred financing costs for the six months ended June 30, 2021 and 2020, respectively. Furthermore, we had a gain position on our interest rate swaps of less than $0.1 million for the six months ended June 30, 2021, compared to a loss position on interest rate swaps of $4.1 million for the six months ended June 30, 2020. In addition, we had a decrease of $0.7 million in interest expense due to lower borrowings on our Revolving Credit Facility.

Average outstanding borrowings under our Revolving Credit Facility were $248.0 million and $291.3 million for the six months ended June 30, 2021 and 2020, respectively.

Gain on extinguishment of debt was $5.5 million for the six months ended June 30, 2021 which is related to the forgiveness of the PPP Loan. See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information regarding the PPP Loan.

Adjusted EBITDA

We include in this report the non-GAAP financial measure of Adjusted EBITDA and provide our reconciliation of Adjusted EBITDA to net income (loss) and net cash flows from operating activities, our most directly comparable financial measures calculated and presented in accordance with GAAP. We define Adjusted EBITDA as net income (loss):

Plus:

•	Interest expense;
•	Income tax expense;
•	DD&A;
•	Impairment of goodwill and long-lived assets (including oil and natural gas properties);
•	Accretion of AROs;
•	Loss on commodity derivative instruments;
•	Cash settlements received on expired commodity derivative instruments;
•	Amortization of gain associated with terminated commodity derivatives;
•	Losses on sale of assets;
•	Share-based compensation expenses;
•	Exploration costs;

•	Acquisition and divestiture related expenses;
•	Reorganization items, net;
•	Severance payments; and
•	Other non-routine items that we deem appropriate.

Less:

•	Interest income;
•	Income tax benefit;
•	Gain on commodity derivative instruments;
•	Cash settlements paid on expired commodity derivative instruments;
•	Gains on sale of assets and other, net; and
•	Other non-routine items that we deem appropriate.

We believe that Adjusted EBITDA is useful because it allows us to more effectively evaluate our operating performance and compare the results of our operations from period to period without regard to our financing methods or capital structure.

Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income (loss) or cash flows from operating activities as determined in accordance with GAAP or as an indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. We believe that Adjusted EBITDA is a widely followed measure of operating performance and may also be used by investors to measure our ability to meet debt service requirements.

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

Reconciliation of Net Income (Loss) to Adjusted EBITDA

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Net loss	$(35,023)	$(41,336)	$(54,351)	$(408,535)
Interest expense, net	3,137	6,209	6,249	13,856
Income tax expense	—	85	—	85
DD&A	7,389	7,623	14,736	23,179
Impairment expense	—	—	—	455,031
Accretion of AROs	1,638	1,539	3,253	3,052
Losses (gains) on commodity derivative instruments	63,898	19,165	98,486	(88,548)
Cash settlements received (paid) on expired commodity derivative instruments	(16,855)	27,295	(27,491)	39,795
Amortization of gain associated with terminated commodity derivatives	4,166	—	9,951	—
Acquisition and divestiture related expenses	7	44	19	525
Share-based compensation expense	903	371	1,234	(540)
Exploration costs	7	3	23	19
Loss on settlement of AROs	5	—	73	—
Bad debt expense	91	141	94	251
Gain on extinguishment of debt	(5,516)	—	(5,516)	—
Reorganization items, net	—	166	6	352
Severance payments	—	10	—	29
Other	—	—	16	—
Adjusted EBITDA	$23,847	$21,315	$46,782	$38,551

Reconciliation of Net Cash from Operating Activities to Adjusted EBITDA

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Net cash provided by operating activities	$20,845	$29,900	$36,403	$42,989
Changes in working capital	(4,526)	5,766	(7,248)	5,311
Interest expense, net	3,137	6,209	6,249	13,856
Gain (loss) on interest rate swaps	(18)	(438)	44	(4,055)
Cash settlements paid (received) on interest rate swaps	476	346	940	324
Cash settlements paid (received) on terminated derivatives	—	(17,977)	—	(17,977)
Amortization of gain associated with terminated commodity derivatives	4,166	—	9,951	—
Amortization and write-off of deferred financing fees	(221)	(2,690)	(360)	(2,999)
Acquisition and divestiture related expenses	7	44	19	525
Income tax expense - current portion	—	85	—	85
Exploration costs	7	3	23	19
Plugging and abandonment cost	5	—	235	—
Reorganization items, net	—	166	6	352
Severance payments	—	10	—	29
Other	(31)	(109)	520	92
Adjusted EBITDA	$23,847	$21,315	$46,782	$38,551

Liquidity and Capital Resources

Overview. Our ability to finance our operations, including funding capital expenditures and acquisitions, meet our indebtedness obligations, refinance our indebtedness or meet our collateral requirements will depend on our ability to generate cash in the future. Our primary sources of liquidity and capital resources have historically been cash on hand, cash flows provided by operating activities and borrowings under our Revolving Credit Facility. For the remainder of 2021, we expect our primary funding sources to be cash flows provided by operating activities, cash on hand and available borrowing capacity under our Revolving Credit Facility.

Capital Markets. We do not currently anticipate any near-term capital markets activity, but we will continue to evaluate the availability of public debt and equity for funding potential future growth projects and acquisition activity.

Hedging. Commodity hedging has been and remains an important part of our strategy to reduce cash flow volatility. Our hedging activities are intended to support oil, NGL and natural gas prices at targeted levels and to manage our exposure to commodity price fluctuations. We intend to enter into commodity derivative contracts at times and on terms desired to maintain a portfolio of commodity derivative contracts covering at least 30%-65% of our estimated production from total proved developed producing reserves over a one-to-three year period at any given point of time to satisfy the hedging covenants in our Revolving Credit Facility and pursuant to our internal policies. We may, however, from time to time, hedge more or less than this approximate amount. Additionally, we may take advantage of opportunities to modify our commodity derivative portfolio to change the percentage of our hedged production volumes when circumstances suggest that it is prudent to do so. The current market conditions may also impact our ability to enter into future commodity derivative contracts.

We evaluate counterparty risks related to our commodity derivative contracts and trade credit. Should any of these financial counterparties not perform, we may not realize the benefit of some of our hedges under lower commodity prices. We sell our oil and natural gas to a variety of purchasers. Non-performance by a customer could also result in losses.

Capital Expenditures. Our total capital expenditures were approximately $16.7 million for the six months ended June 30, 2021, which were primarily related to capital workovers, maintenance and facilities located in Oklahoma, the Rockies and California and non-operated completion activities in the Eagle Ford.

Working Capital. We expect to fund our working capital needs primarily with operating cash flows. Furthermore, our expected capital expenditures and debt service requirements are expected to be funded by operating cash flows. See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” and “—Overview” of this quarterly report for additional information.

As of June 30, 2021, we had a working capital deficit of $55.3 million primarily due to short-term derivatives of $63.1 million, accrued liabilities of $26.1 million, revenues payable of $19.2 million, and accounts payable of $14.4 million offset by accounts receivable of $39.6 million, cash on hand of $15.2 million and prepaid expenses of $12.6 million.

Revolving Credit Facility. On November 2, 2018, OLLC as borrower, entered into the Revolving Credit Facility (as amended and supplemented to date) with Bank of Montreal, as administrative agent. Our borrowing base under our Revolving Credit Facility is subject to redetermination on at least a semi-annual basis primarily based on a reserve engineering report.

On June 16, 2021, the Company completed its scheduled semi-annual borrowing base redetermination process, pursuant to which the borrowing base under the Revolving Credit Facility was decreased from $260.0 million to $245.0 million. Additionally, the administrative agent under the Revolving Credit Facility agreement was changed from Bank of Montreal to KeyBank.

As of June 30, 2021, we had approximately $10.0 million of available borrowings under our Revolving Credit Facility. See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information regarding our Revolving Credit Facility.

As of June 30, 2021, we were in compliance with all the financial (current ratio and total leverage ratio) and other covenants associated with our Revolving Credit Facility.

COVID-19 Relief Funding. On June 22, 2021, the Company was notified by the bank that the PPP Loan was approved for full and complete forgiveness by the Small Business Association. For the three and six months ended June 30, 2021, the Company recorded a gain on extinguishment of debt for $5.5 million in the Unaudited Condensed Consolidated Statements of Operations.

Under the Consolidated Appropriations Act 2021 passed by the U.S. Congress and signed by the President on December 27, 2020, provisions of the CARES Act were extended and modified making the Company eligible for the employee retention credit subject to meeting certain criteria. The Company met the criteria for the first and second quarters of 2021 and recognized a $2.8 million employee retention credit during the three and six months ended June 30, 2021, which is included as a credit to general and administrative expense and to lease operating expense in the Unaudited Condensed Consolidated Statements of Operations.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for the six months ended June 30, 2021 and 2020 have been derived from our Unaudited Condensed Consolidated Financial Statements. For information regarding the individual components of our cash flow amounts, see the Unaudited Condensed Consolidated Statements of Cash Flows included under “Item 1. Financial Statements” of this quarterly report.

	For the Six Months Ended
	June 30,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$36,403	$42,989
Net cash used in investing activities	(11,575)	(26,842)
Net cash used in financing activities	(20,042)	(3,270)

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net cash provided by operating activities was $36.4 million and $43.0 million for the six months ended June 30, 2021 and 2020, respectively. Production volumes decreased by 13% primarily related to natural decline and the impact of Winter Storm Uri that caused a severe freeze in areas that we operate which resulted in shut-ins for wells, pipelines and plants for two weeks in February 2021. The average realized sales price was $33.76 per Boe and $17.74 per Boe for the six months ended June 30, 2021 and 2020, respectively. The change in average realized sales price was primarily due to the increase in commodity prices.

Other items affecting operating cash flow was cash paid on expired derivative instruments of $28.4 million for the six months ended June 30, 2021 compared to cash receipts on expired derivatives of $39.8 million and cash receipts on terminated derivative instruments of $18.0 million for the six months ended June 30, 2020. Derivative instruments also changed from a net gain position of $88.5 million for the six months ended June 30, 2020 to a net loss position on derivative instruments of $98.5 million for the six months ended June 30, 2021.

In addition, the Company recorded a $5.5 million gain on extinguishment of debt related to the forgiveness of the PPP Loan. See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information regarding the PPP Loan.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2021 was $11.6 million, of which $11.5 million was used for additions to oil and natural gas properties. Net cash provided by investing activities for the six months ended June 30, 2020 was $26.8 million, of which $26.1 million was used for additions to oil and natural gas properties.

Financing Activities. The Company had net repayments of $20.0 million and $5.0 million for the six months ended June 30, 2021 and 2020, respectively, related to our Revolving Credit Facility.

For the six months ended June 30, 2020, the Company paid out $3.8 million in dividends on March 30, 2020 to stockholders of record at the close of business on March 16, 2020. The board of directors subsequently suspended quarterly dividends. Future dividends, if any, are subject to debt covenants under our Revolving Credit Facility and discretionary approval by the board of directors.

As noted above, the Company received forgiveness for the $5.5 million PPP Loan received in April 2020.

Off–Balance Sheet Arrangements

As of June 30, 2021, we had no off–balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) and under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

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

For information regarding legal proceedings, see Part I, “Item 1. Financial Statements,” Note 14, “Commitments and Contingencies — Litigation and Environmental” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this quarterly report, which is incorporated herein by reference.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes our repurchase activity during the three months ended June 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
				(In thousands)
Common Shares Repurchased (1)
April 1, 2021 - April 30, 2021	2,301	$2.94	—	n/a
May 1, 2021 - May 31, 2021	1,629	$2.67	—	n/a
June 1, 2021 - June 30, 2021	—	$—	—	n/a

(1)

Common shares are generally net-settled by shareholders to cover the required withholding tax upon vesting. The Company repurchased the remaining vesting shares on the vesting date at current market price. See Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

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

10.1*#	—	Employment Agreement, dated May 17, 2021, by and between Amplify Energy Corp. and Eric Dulany.

31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	—	Inline XBRL Instance Document

101.SCH*	—	Inline XBRL Schema Document

101.CAL*	—	Inline XBRL Calculation Linkbase Document

101.DEF*	—	Inline XBRL Definition Linkbase Document

101.LAB*	—	Inline XBRL Labels Linkbase Document

101.PRE*	—	Inline XBRL Presentation Linkbase Document

104*	—	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed as an exhibit to this Quarterly Report on Form 10-Q.
**	Furnished as an exhibit to this Quarterly Report on Form 10-Q.
#	Management contract or compensatory plan or arrangement.
†	Certain schedules and similar attachments have been omitted. We agree to furnish supplementally a copy of any omitted schedule or attachment to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amplify Energy Corp.
(Registrant)

Date: August 4, 2021	By:	/s/ Jason McGlynn
	Name:	Jason McGlynn
	Title:	Senior Vice President and Chief Financial Officer

Date: August 4, 2021	By:	/s/ Eric Dulany
	Name:	Eric Dulany
	Title:	Vice President and Chief Accounting Officer