Form 10-Q
period 2022-03-31
Amplify Energy Corp.
filed 2022-05-04
CIK 1533924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Securities Registered Pursuant to Section 12(b):

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AMPY	NYSE

As of April 29, 2022, the registrant had 38,327,143 outstanding shares of common stock, $0.01 par value outstanding.

AMPLIFY ENERGY CORP.

		Page

	Glossary of Oil and Natural Gas Terms	1
	Names of Entities	4
	Cautionary Note Regarding Forward-Looking Statements	5

PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements	8
	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021	8
	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2022 and 2021	9
	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021	10
	Unaudited Condensed Consolidated Statements of Equity (Deficit) for the Three Months Ended March 31, 2022 and 2021	11
	Notes to Unaudited Condensed Consolidated Financial Statements	12
	Note 1 – Organization and Basis of Presentation	12
	Note 2 – Summary of Significant Accounting Policies	13
	Note 3 – Revenue	13
	Note 4 – Fair Value Measurements of Financial Instruments	14
	Note 5 – Risk Management and Derivative Instruments	15
	Note 6 – Asset Retirement Obligations	18
	Note 7 – Long-term Debt	19
	Note 8 – Equity (Deficit)	20
	Note 9 – Earnings per Share	21
	Note 10 – Long-Term Incentive Plans	21
	Note 11 – Leases	24
	Note 12 – Supplemental Disclosures to the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Cash Flows	26
	Note 13 – Related Party Transactions	27
	Note 14 – Commitments and Contingencies	27
	Note 15 – Income Taxes	28
	Note 16 – Southern California Pipeline Incident	28

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	40

PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Mine Safety Disclosures	41
Item 5.	Other Information	42
Item 6.	Exhibits	43

Signatures		44

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

WTI: West Texas Intermediate.

NAMES OF ENTITIES

As used in this Form 10-Q, unless indicated otherwise:

●	“Amplify Energy,” “Company,” “we,” “our,” “us,” or like terms refers to Amplify Energy Corp. individually and collectively with its subsidiaries, as the context requires;
●	“Legacy Amplify” refers to Amplify Energy Holdings LLC (f/k/a Amplify Energy Corp.), the successor reporting company of Memorial Production Partners LP; and
●	“OLLC” refers to Amplify Energy Operating LLC, our wholly owned subsidiary through which we operate our properties.

CAUTIONARY NOTE REGARDING FORWARD–LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

●	business strategies;
●	ongoing impact of the oil incident that occurred off the coast of Southern California resulting from our pipeline operations (the “Pipeline”) at the Beta Field (the “Incident”);
●	acquisition and disposition strategy;
●	cash flows and liquidity;
●	financial strategy;
●	ability to replace the reserves we produce through drilling;
●	drilling locations;
●	oil and natural gas reserves;
●	technology;
●	realized oil, natural gas and NGL prices;
●	production volumes;
●	lease operating expense;
●	gathering, processing and transportation;
●	general and administrative expense;
●	future operating results;
●	ability to procure drilling and production equipment;
●	ability to procure oil field labor;
●	planned capital expenditures and the availability of capital resources to fund capital expenditures;
●	ability to access capital markets;
●	marketing of oil, natural gas and NGLs;
●	acts of God, fires, earthquakes, storms, floods, other adverse weather conditions, war, acts of terrorism, military operations or national emergency;
●	the occurrence or threat of epidemic or pandemic diseases, including the coronavirus (“COVID-19”) pandemic, or any government response to such occurrence or threat;

●	expectations regarding general economic conditions;
●	competition in the oil and natural gas industry;
●	effectiveness of risk management activities;
●	environmental liabilities;
●	counterparty credit risk;
●	expectations regarding governmental regulation and taxation;
●	expectations regarding developments in oil-producing and natural-gas producing countries; and
●	plans, objectives, expectations and intentions.

All statements, other than statements of historical fact included in this report, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “outlook,” “continue,” the negative of such terms or other comparable terminology. These statements address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as projections of results of operations, plans for growth, goals, future capital expenditures, competitive strengths, references to future intentions and other such references. These forward-looking statements involve risks and uncertainties. Important factors that could cause our actual results or financial condition to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following risks and uncertainties:

●	risks related to the Incident and the ongoing impact to the Incident;
●	risks related to a redetermination of the borrowing base under our senior secured reserve-based revolving credit facility;
●	our ability to access funds on acceptable terms, if at all, because of the terms and conditions governing our indebtedness, including financial covenants;
●	our ability to satisfy debt obligations;
●	volatility in the prices for oil, natural gas and NGLs, including further or sustained declines in commodity prices;
●	the potential for additional impairments due to continuing or future declines in oil, natural gas and NGL prices;
●	the uncertainty inherent in estimating quantities of oil, natural gas and NGLs reserves;
●	our substantial future capital requirements, which may be subject to limited availability of financing;
●	the uncertainty inherent in the development and production of oil and natural gas;
●	our need to make accretive acquisitions or substantial capital expenditures to maintain our declining asset base;
●	the existence of unanticipated liabilities or problems relating to acquired or divested businesses or properties;
●	potential acquisitions, including our ability to make acquisitions on favorable terms or to integrate acquired properties;
●	the consequences of changes we have made, or may make from time to time in the future, to our capital expenditure budget, including the impact of those changes on our production levels, reserves, results of operations and liquidity;

●	potential shortages of, or increased costs for, drilling and production equipment and supply materials for production, such as CO2;
●	potential difficulties in the marketing of oil and natural gas;
●	changes to the financial condition of counterparties;
●	uncertainties surrounding the success of our secondary and tertiary recovery efforts;
●	competition in the oil and natural gas industry;
●	our results of evaluation and implementation of strategic alternatives;
●	general political and economic conditions, globally and in the jurisdictions in which we operate, including escalating tensions between Russia and Ukraine and the political destabilizing effect such conflict may pose for the European continent or the global oil and natural gas markets;
●	the impact of climate change and natural disasters, such as earthquakes, tidal waves, mudslides, fires and floods;
●	the impact of local, state and federal governmental regulations, including those related to climate change and hydraulic fracturing;
●	the risk that our hedging strategy may be ineffective or may reduce our income;
●	the cost and availability of insurance as well as operating risks that may not be covered by an effective indemnity or insurance;
●	actions of third-party co-owners of interests in properties in which we also own an interest; and
●	other risks and uncertainties described in “Item 1A. Risk Factors.”

The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the events or circumstances described in any forward-looking statement will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in “Part I—Item 1A. Risk Factors” of Amplify’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2022 (“2021 Form 10-K”). All forward-looking statements speak only as of the date of this report. The Company does not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to the Company or persons acting on its behalf.

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding shares)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$15,605	$18,799
Accounts receivable, net (see Note 12)	91,932	91,967
Short-term derivative instruments	234	—
Prepaid expenses and other current assets	14,266	15,018
Total current assets	122,037	125,784
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	806,959	799,532
Support equipment and facilities	145,325	145,324
Other	9,641	9,641
Accumulated depreciation, depletion and amortization	(639,847)	(634,212)
Property and equipment, net	322,078	320,285
Restricted investments	7,297	4,622
Operating lease - long term right-of-use asset	3,158	2,716
Other long-term assets	1,560	1,693
Total assets	$456,130	$455,100

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$26,578	$33,819
Revenues payable	21,862	20,374
Accrued liabilities (see Note 12)	53,896	57,826
Short-term derivative instruments	103,887	53,144
Total current liabilities	206,223	165,163
Long-term debt (see Note 7)	225,000	230,000
Asset retirement obligations	104,118	102,398
Long-term derivative instruments	20,846	9,664
Operating lease liability	2,549	2,017
Other long-term liabilities	10,397	10,699
Total liabilities	569,133	519,941
Commitments and contingencies (see Note 14)
Stockholders' equity (deficit):
Preferred stock, $0.01 par value: 50,000,000 shares authorized; no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Warrants, 2,173,913 warrants issued and outstanding at March 31, 2022 and December 31, 2021	4,788	4,788
Common stock, $0.01 par value: 250,000,000 shares authorized; 38,260,182 and 38,024,142 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	384	382
Additional paid-in capital	425,516	425,066
Accumulated deficit	(543,691)	(495,077)
Total stockholders' deficit	(113,003)	(64,841)
Total liabilities and equity	$456,130	$455,100

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2022	2021
Revenues:
Oil and natural gas sales	$93,872	$72,331
Other revenues	17,561	138
Total revenues	111,433	72,469

Costs and expenses:
Lease operating expense	32,920	28,906
Gathering, processing and transportation	8,010	4,579
Taxes other than income	7,553	4,613
Depreciation, depletion and amortization	5,635	7,347
General and administrative expense	7,771	6,921
Accretion of asset retirement obligations	1,720	1,615
Loss on commodity derivative instruments	93,404	34,588
Pipeline incident loss	580	—
Other, net	35	84
Total costs and expenses	157,628	88,653
Operating loss	(46,195)	(16,184)
Other (expense) income:
Interest expense, net	(2,441)	(3,112)
Other expense	22	(26)
Total other expense	(2,419)	(3,138)
Loss before reorganization items, net and income taxes	(48,614)	(19,322)
Reorganization items, net	—	(6)
Income tax expense	—	—
Net loss	$(48,614)	$(19,328)

Loss per share: (See Note 9)
Basic and diluted loss per share	$(1.27)	$(0.51)
Weighted average common shares outstanding:
Basic and diluted	38,181	37,829

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(48,614)	$(19,328)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	5,635	7,347
Loss on derivative instruments	92,847	34,526
Cash settlements paid on expired derivative instruments	(31,157)	(11,100)
Bad debt expense	10	3
Amortization and write-off of deferred financing costs	133	139
Accretion of asset retirement obligations	1,720	1,615
Share-based compensation (see Note 10)	518	(204)
Settlement of asset retirement obligations	—	(162)
Changes in operating assets and liabilities:
Accounts receivable	(6,661)	(4,525)
Prepaid expenses and other assets	(804)	2,574
Payables and accrued liabilities	(3,436)	4,849
Other	(472)	(176)
Net cash provided by operating activities	9,719	15,558
Cash flows from investing activities:
Additions to oil and gas properties	(5,172)	(3,788)
Additions to other property and equipment	—	(328)
Additions to restricted investments	(2,675)	—
Net cash used in investing activities	(7,847)	(4,116)
Cash flows from financing activities:
Payments on revolving credit facility	(5,000)	(5,000)
Shares withheld for taxes	(66)	(5)
Net cash used in financing activities	(5,066)	(5,005)
Net change in cash and cash equivalents	(3,194)	6,437
Cash and cash equivalents, beginning of period	18,799	10,364
Cash and cash equivalents, end of period	$15,605	$16,801

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(In thousands)

	Stockholders' Equity (Deficit)
			Additional
	Common		Paid-in	Accumulated
	Stock	Warrants	Capital	Deficit	Total
Balance at December 31, 2021	$382	$4,788	$425,066	$(495,077)	$(64,841)
Net loss	—	—	—	(48,614)	(48,614)
Share-based compensation expense	—	—	518	—	518
Shares withheld for taxes	—	—	(66)	—	(66)
Other	2	—	(2)	—	—
Balance at March 31, 2022	$384	$4,788	$425,516	$(543,691)	$(113,003)

	Stockholders' Equity (Deficit)
			Additional	Accumulated
	Common		Paid-in	Earnings
	Stock	Warrants	Capital	(Deficit)	Total
Balance at December 31, 2020	$378	$4,788	$424,104	$(463,007)	$(33,737)
Net loss	—	—	—	(19,328)	(19,328)
Share-based compensation expense	—	—	(204)	—	(204)
Shares withheld for taxes	—	—	(5)	—	(5)
Other	3	—	(3)	—	—
Balance at March 31, 2021	381	4,788	423,892	(482,335)	(53,274)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

General

Amplify Energy Corp. (“Amplify Energy,” “it” or the “Company”) is a publicly traded Delaware corporation whose common stock is listed on the NYSE under the symbol “AMPY.”

The Company operates in one reportable segment engaged in the acquisition, development, exploitation and production of oil and natural gas properties. The Company’s management evaluates performance based on one reportable business segment as the economic environments are not different within the operation of its oil and natural gas properties. The Company’s assets consist primarily of producing oil and natural gas properties and are located in Oklahoma, the Rockies, federal waters offshore Southern California, East Texas / North Louisiana and the Eagle Ford. Most of the Company’s oil and natural gas properties are located in large, mature oil and natural gas reservoirs. The Company’s properties consist primarily of operated and non-operated working interests in producing and undeveloped leasehold acreage and working interests in identified producing wells.

Basis of Presentation

The Company’s Unaudited Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and guidelines of the SEC. The results reported in these Unaudited Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. In the Company’s opinion, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for fair presentation. Although the Company believes the disclosures in these financial statements are adequate, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC.

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

Market Conditions and COVID-19

Since the start of the COVID-19 pandemic, governments have tried to slow the spread of the virus by imposing social distancing guidelines, travel restrictions and stay-at-home orders, among other actions, which caused a significant decrease in activity in the global economy and the demand for oil and to a lesser extent natural gas and NGLs. As vaccines have become widely available, social distancing guidelines, travel restrictions and stay-at-home orders have eased, activity in the global economy has increased and demand for oil, natural gas and NGLs and related commodity pricing, has improved.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Additionally, oil, natural gas and NGLs prices increased in the first quarter of 2022 when compared to the same period of 2021 and, as a result, we experienced a significant increase in revenues. As we continue to monitor the impact of the actions of the Organization of the Petroleum Exporting Countries and other large producing nations, the Russia-Ukraine conflict, global inventories of oil and gas and the uncertainty associated with recovering oil demand, future monetary policy and governmental policies aimed at transitioning towards lower carbon energy, we expect prices for some or all of the commodities we produce to remain volatile. Other factors such as the duration of the COVID-19 pandemic and the speed and effectiveness of vaccine distributions or other medical advances to combat the virus may impact the recovery of world economic growth and the demand for oil, natural gas and NGLs.

Note 2. Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies and estimates as described in the Company’s annual financial statements included in its 2021 Form 10-K.

New Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 3. Revenue

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

	For the Three Months Ended
	March 31,
	2022	2021

Revenues
Oil	$52,374	$49,695
NGLs	13,481	7,670
Natural gas	28,017	14,966
Oil and natural gas sales	$93,872	$72,331

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contract Balances

Under the Company’s sales contracts, the Company invoices customers once its performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s contracts do not give rise to contract assets or liabilities. Accounts receivable attributable to the Company’s revenue contracts with customers was $39.9 million at March 31, 2022 and $32.4 million at December 31, 2021.

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

The carrying values of accounts receivables, accounts payables (including accrued liabilities), restricted investments and amounts outstanding under long-term debt agreements with variable rates included in the accompanying Unaudited Condensed Consolidated Balance Sheets approximated fair value at March 31, 2022 and December 31, 2021. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair market values of the derivative financial instruments reflected on the accompanying Unaudited Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 were based on estimated forward commodity prices. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following tables present the gross derivative assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 for each of the fair value hierarchy levels:

	Fair Value Measurements at March 31, 2022
			Significant
	Quoted Prices in	Significant Other	Unobservable
	Active Market	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value

	(In thousands)
Assets:
Commodity derivatives	$—	$11,819	$—	$11,819
Interest rate derivatives	—	234	—	234
Total assets	$—	$12,053	$—	$12,053

Liabilities:
Commodity derivatives	$—	$136,465	$—	$136,465
Interest rate derivatives	—	87	—	87
Total liabilities	$—	$136,552	$—	$136,552

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements at December 31, 2021
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

See Note 5 for additional information regarding the Company’s derivative instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis, as reflected on the accompanying Unaudited Condensed Consolidated Balance Sheets. The following methods and assumptions are used to estimate the fair values:

●	The fair value of asset retirement obligations (“AROs”) is based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding factors such as the existence of a legal obligation for an ARO; amounts and timing of settlements; the credit-adjusted risk-free rate; and inflation rates. The initial fair value estimates are based on unobservable market data and are classified within Level 3 of the fair value hierarchy. See Note 6 for a summary of changes in AROs.
●	Proved oil and natural gas properties are reviewed for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such properties. The Company uses an income approach based on the discounted cash flow method, whereby the present value of expected future net cash flows is discounted by applying an appropriate discount rate, for purposes of placing a fair value on the assets. The future cash flows are based on management’s estimates for the future. The unobservable inputs used to determine fair value include, but are not limited to, estimates of proved reserves, estimates of probable reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and natural gas properties (some of which are Level 3 inputs within the fair value hierarchy).
●	No impairment expense recorded on proved oil and natural gas properties during the three months ended March 31, 2022 and 2021.

Note 5. Risk Management and Derivative Instruments

Derivative instruments are utilized to manage exposure to commodity price fluctuations and achieve a more predictable cash flow in connection with natural gas and oil sales from production and borrowing related activities. These instruments limit exposure to declines in prices but also limit the benefits that would be realized if prices increase.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Certain inherent business risks are associated with commodity derivative contracts, including market risk and credit risk. Market risk is the risk that the price of natural gas or oil will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the counterparty to a contract. It is the Company’s policy to enter into derivative contracts only with creditworthy counterparties, which generally are financial institutions, deemed by management as competent and competitive market makers. Some of the lenders, or certain of their affiliates, under the Company’s current credit agreements are counterparties to its derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with creditworthy counterparties that are generally large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. The Company has also entered into International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of its counterparties. The terms of the ISDA Agreements provide the Company and each of its counterparties with rights of set-off upon the occurrence of defined acts of default by either the Company or its counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. See Note 7 for additional information regarding the Company’s Revolving Credit Facility.

Commodity Derivatives

The Company may use a combination of commodity derivatives (e.g., floating-for-fixed swaps, put options, costless collars and three-way collars) to manage exposure to commodity price volatility. The Company recognizes all derivative instruments at fair value.

The Company enters into natural gas derivative contracts that are indexed to NYMEX-Henry Hub. The Company also enters into oil derivative contracts indexed to NYMEX-WTI. The Company’s NGL derivative contracts are primarily indexed to OPIS Mont Belvieu.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2022, the Company had the following open commodity positions:

	2022	2023
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (MMBtu)	695,000	—
Weighted-average fixed price	$2.56	$—

Collar contracts:
Two-way collars
Average monthly volume (MMBtu)	775,000	690,000
Weighted-average floor price	$2.56	$2.92
Weighted-average ceiling price	$3.44	$3.84

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (Bbls)	61,667	55,000
Weighted-average fixed price	$49.17	$57.30

Collar contracts:
Two-way collars
Average monthly volume (Bbls)	20,000	—
Weighted-average floor price	$58.75	$—
Weighted-average ceiling price	$68.31	$—

Three-way collars
Average monthly volume (Bbls)	89,000	30,000
Weighted-average ceiling price	$55.55	$67.15
Weighted-average floor price	$42.92	$55.00
Weighted-average sub-floor price	$32.58	$40.00

Interest Rate Swaps

Periodically, the Company enters into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates such as those in its Credit Agreement to fixed interest rates. At March 31, 2022, the Company had the following interest rate swap open positions:

Remaining
2022
Average Monthly Notional (in thousands)	$75,000
Weighted-average fixed rate	1.281%
Floating rate	1 Month LIBOR

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at March 31, 2022 and December 31, 2021. There was no cash collateral received or pledged associated with the Company’s derivative instruments since most of its counterparties, or certain of its affiliates, to its derivative contracts are lenders under its Revolving Credit Facility.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Asset	Liability	Asset	Liability
		Derivatives	Derivatives	Derivatives	Derivatives
		March 31,	March 31,	December 31,	December 31,
Type	Balance Sheet Location	2022	2022	2021	2021

		(In thousands)
Commodity contracts	Short-term derivative instruments	$9,470	$113,270	$4,804	$57,325
Interest rate swaps	Short-term derivative instruments	234	87	—	623
Gross fair value		9,704	113,357	4,804	57,948
Netting arrangements		(9,470)	(9,470)	(4,804)	(4,804)
Net recorded fair value	Short-term derivative instruments	$234	$103,887	$—	$53,144

Commodity contracts	Long-term derivative instruments	$2,349	$23,195	$3,163	$12,827
Interest rate swaps	Long-term derivative instruments	—	—	—	—
Gross fair value		2,349	23,195	3,163	12,827
Netting arrangements		(2,349)	(2,349)	(3,163)	(3,163)
Net recorded fair value	Long-term derivative instruments	$—	$20,846	$—	$9,664

Loss (Gain) on Derivative Instruments

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

		For the Three Months Ended
	Statements of	March 31,
	Operations Location	2022	2021
Commodity derivative contracts	Loss on commodity derivatives	$93,404	$34,588
Gain on interest rate derivatives	Interest expense, net	(557)	(62)

Note 6. Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the Company’s portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the three months ended March 31, 2022 (in thousands):

Asset retirement obligations at beginning of period	$103,414
Liabilities added from acquisition or drilling	—
Liabilities settled	—
Liabilities removed upon sale of wells	—
Accretion expense	1,720
Revision of estimates	—
Asset retirement obligation at end of period	105,134
Less: Current portion	1,016
Asset retirement obligations - long-term portion	$104,118

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Long-Term Debt

The following table presents the Company’s consolidated debt obligations at the dates indicated:

	March 31,	December 31,
	2022	2021

	(In thousands)
Revolving Credit Facility (1)	$225,000	$230,000
Total long-term debt	$225,000	$230,000
(1)	The carrying amount of the Company’s Revolving Credit Facility approximates fair value because the interest rates are variable and reflective of market rates.

Revolving Credit Facility

Amplify Energy Operating LLC, the Company’s wholly owned subsidiary (“OLLC”), is a party to a reserve-based revolving credit facility (the “Revolving Credit Facility”), subject to a borrowing base of $235.0 million as of March 31, 2022, which is guaranteed by the Company and all of its current subsidiaries. The Revolving Credit Facility matures on November 2, 2023. The Company’s borrowing base under its Revolving Credit Facility is subject to redetermination on at least a semi-annual basis, primarily based on a reserve engineering report.

As of March 31, 2022, the Company was in compliance with all the financial (current ratio and total leverage ratio) and non-financial covenants associated with its Revolving Credit Facility.

The Fall 2021 semi-annual borrowing base redetermination in November 2021, resulted in (1) the reaffirmation of the $245.0 million borrowing base and (2) subsequent reductions to the borrowing base of $5.0 million per month beginning February 28, 2022 and continuing until the completion of the next regularly scheduled redetermination. The Company expects to complete the next regularly scheduled redetermination during the second quarter 2022. As of April 30, 2022, the Company’s borrowing base was $230.0 million, which reflects the previously agreed-upon borrowing base reductions of $5.0 million in February, March and April 2022.

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid, excluding commitment fees, on the Company’s consolidated variable-rate debt obligations for the periods presented:

	For the Three Months Ended
	March 31,
	2022	2021
Revolving Credit Facility	3.79%	3.67%

Letters of Credit

At March 31, 2022, the Company had no letters of credit outstanding.

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with the Company’s Revolving Credit Facility was $0.8 million at March 31, 2022.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Paycheck Protection Program

On April 24, 2020, the Company received a $5.5 million PPP Loan. The PPP Loan was established as part of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to provide loans to qualifying businesses. The PPP Loan was not part of the Revolving Credit Facility as described above. The loan and accrued interest were potentially forgivable provided that the borrower uses the loan proceeds for eligible purposes. The term of the Company’s PPP Loan was two years with an annual interest rate of 1% and no payments of principal or interest due during the six-month period beginning on the date of the PPP Loan. The Company applied for forgiveness of the amount due on the PPP Loan based on spending the loan proceeds on eligible expenses as defined by the statute. On June 22, 2021, KeyBank notified the Company that the PPP Loan had been approved for full and complete forgiveness by the Small Business Association.

Note 8. Equity (Deficit)

Common Stock

The Company’s authorized capital stock includes 250,000,000 shares of common stock, $0.01 par value per share. The following is a summary of the changes in the Company’s common stock issued for the three months ended March 31, 2022:

Common Stock
Balance, December 31, 2021	38,024,142
Issuance of common stock	—
Restricted stock units vested	326,440
Shares withheld for taxes (1)	(90,400)
Balance, March 31, 2022	38,260,182
(1)	Represents the net settlement on vesting of restricted stock necessary to satisfy the minimum statutory tax withholding requirements.

Warrants

On May 4, 2017, Legacy Amplify entered into a warrant agreement with American Stock Transfer & Trust Company, LLC, as warrant agent, pursuant to which Legacy Amplify issued warrants to purchase up to 2,173,913 shares of Legacy Amplify’s common stock, exercisable for a five-year period commencing on May 4, 2017 at an exercise price of $42.60 per share. The warrants expired on May 4, 2022.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Earnings per Share

The following sets forth the calculation of earnings (loss) per share, or EPS, for the periods indicated (in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2022	2021
Net loss	$(48,614)	$(19,328)
Less: Net income allocated to participating restricted stockholders	—	—
Basic and diluted earnings available to common stockholders	$(48,614)	$(19,328)

Common shares:
Common shares outstanding — basic	38,181	37,829
Dilutive effect of potential common shares	—	—
Common shares outstanding — diluted	38,181	37,829

Net loss per share:
Basic	$(1.27)	$(0.51)
Diluted	$(1.27)	$(0.51)
Antidilutive warrants (1)	2,174	2,174
(1)	Amount represents warrants to purchase common stock that are excluded from the diluted net earnings per share calculations because of their antidilutive effect.

Note 10. Long-Term Incentive Plans

In May 2021, the shareholders approved a new Equity Incentive Plan (“EIP”) in which the Legacy Amplify Management Incentive Plan (the “Legacy Amplify MIP”) and the Legacy Amplify 2017 Non-Employee Directors Compensation Plan (the “Legacy Amplify Non-Employee Directors Compensation Plan”) were replaced by the EIP and no further awards will be allowed to be granted under the Legacy Amplify MIP or the Legacy Amplify Non-Employee Directors Compensation Plan. As of March 31, 2022, an aggregate of 1,564,669 shares were available for future grants under the EIP.

Restricted Stock Units

Restricted Stock Units with Service Vesting Condition

The restricted stock units with service vesting conditions (“TSUs”) are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a straight-line basis over the requisite service period and forfeitures are accounted for as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost associated with the TSUs was $4.9 million at March 31, 2022. The Company expects to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 2.4 years.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information regarding the TSUs granted under the EIP for the period presented:

		Weighted-
		Average Grant-
	Number of	Date Fair Value
	Units	per Unit (1)
TSUs outstanding at December 31, 2021	1,074,420	$3.66
Granted (2)	834,374	$3.64
Forfeited	(18,523)	$3.52
Vested	(277,345)	$3.60
TSUs outstanding at March 31, 2022	1,612,926	$3.66
(1)	Determined by dividing the aggregate grant-date fair value of awards by the number of awards issued.
(2)	The aggregate grant-date fair value of TSUs issued for the three months ended March 31, 2022 was $3.0 million based on a grant date market price at $3.64 per share.

Restricted Stock Units with Market and Service Vesting Conditions

The restricted stock units with market and service vesting conditions (“PSUs”) are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a graded-vesting basis. As such, the Company recognizes compensation cost over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards. The Company accounts for forfeitures as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost related to the PSUs was less than $0.1 million at March 31, 2022. The Company expects to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 1.0 years.

The PSUs will vest based on the satisfaction of service and market vesting conditions, with market vesting based on the Company’s achievement of certain share price targets. The PSUs are subject to service-based vesting such that 50% of the PSUs service vest on the applicable market vesting date and an additional 25% of the PSUs service vest on each of the first and second anniversaries of the applicable market vesting date.

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

The following table summarizes information regarding the PSUs granted under the EIP for the period presented:

		Weighted-
		Average Grant-
	Number of	Date Fair Value
	Units	per Unit (1)
PSUs outstanding at December 31, 2021	65,940	$2.87
Granted	—	$—
Forfeited	(5,365)	$2.11
Vested	—	$—
PSUs & outstanding at March 31, 2022	60,575	$2.94
(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

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

The 2022 PRSUs were issued with a three year vesting period beginning on the grant date and ending on the third anniversary of the grant date. Vesting of PRSUs can range from zero to 200% of the target units granted based on the Company’s relative total shareholder return as compared to the total shareholder return of the Company’s performance peer group over the performance period. The fair value of each PRSU award was estimated on their grant dates using a Monte Carlo simulation. The unrecognized cost associated with the PRSUs was $1.3 million at March 31, 2022. The Company expects to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 2.7 years.

The 2021 PRSUs awards were issued collectively in separate tranches with individual performances periods beginning in January 2021, 2022, and 2023 respectively. For each of the 2021 PRSUs awards the performance period, will vest based on the percentage of the target PRSUs subject to the performance vesting condition, with 25% able to vest during the period January 1, 2021 through December 31, 2021; 25% able to vest during the period January 1, 2022 through December 31, 2022 and 50% able to vest during the period of January 1, 2023 through December 31, 2023.

The ranges for the assumptions used in the Monte Carlo model for the PRSUs granted during 2022 are presented as follows:

2022
Expected volatility	120.8%
Dividend yield	0.00%
Risk-free interest rate	1.38%

The following table summarizes information regarding the PRSUs granted under the EIP for the period presented:

		Weighted-
		Average Grant-
	Number of	Date Fair Value
	Units	per Unit (1)
PRSUs outstanding at December 31, 2021	196,377	$1.94
Granted (2)	189,904	$6.20
Forfeited	—	$—
Vested	(49,095)	$1.24
PRSUs outstanding at March 31, 2022	337,186	$4.44
(1)	Determined by dividing the aggregate grant-date fair value of awards by the number of awards issued.
(2)	The aggregate grant-date fair value of PRSUs issued for the three months ended March 31, 2022 was $1.2 million based on a calculated fair value price at $6.20 per share.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The restricted stock units with a service vesting condition (“Board RSUs”) are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a straight-line basis over the requisite service period and forfeitures are accounted for as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost associated with restricted stock unit awards was less than $0.1 million at March 31, 2022. The Company expects to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 0.1 years. The remaining Board RSUs outstanding was 3,333 at March 31, 2022 with a weighted average grant date fair value per unit of $5.12. No awards granted, forfeited or vested during the three months ended March 31, 2022.

Compensation Expense

The following table summarizes the amount of recognized compensation expense associated with the EIP, which are reflected in the accompanying Unaudited Condensed Consolidated Statements of Operations for the periods presented (in thousands):

	For the Three Months Ended
	March 31,
	2022	2021
Equity classified awards
TSUs	591	75
PSUs and PRSUs	53	23
Board RSUs	4	4
	$648	$102

Note 11. Leases

For the quarter ended March 31, 2022, the Company’s leases qualify as operating leases and it did not have any existing or new leases qualifying as financing leases or variable leases. The Company has leases for office space and equipment in its corporate office and operating regions as well as warehouse space, vehicles, compressors and surface rentals related to its business operations. In addition, the Company has offshore Southern California pipeline right-of-way use agreements. Most of the Company’s leases, other than its corporate office lease, have an initial term and may be extended on a month-to-month basis after expiration of the initial term. Most of the Company’s leases can be terminated with 30-day prior written notice. The majority of its month-to-month leases are not included as a lease liability in its balance sheet under ASC 842 because continuation of the lease is not reasonably certain. Additionally, the Company elected the short-term practical expedient to exclude leases with a term of twelve months or less.

The Company’s corporate office lease does not provide an implicit rate. To determine the present value of the lease payments, the Company uses its incremental borrowing rate based on the information available at the inception date. To determine the incremental borrowing rate, the Company applies a portfolio approach based on the applicable lease terms and the current economic environment. The Company uses a reasonable market interest rate for its office equipment and vehicle leases.

For the three months ended March 31, 2022 and 2021, the Company recognized approximately $0.4 million and $0.6 million, respectively, of costs relating to the operating leases in the Unaudited Condensed Consolidated Statements of Operations.

Supplemental cash flow information related to the Company’s lease liabilities is included in the table below:

	For the Three Months Ended
	March 31,
	2022	2021

	(In thousands)
Non-cash amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$442	$106

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s right-of-use assets and lease liabilities for the period presented:

	March 31,	December 31,
	2022	2021

	(In thousands)
Right-of-use asset	$3,158	$2,716

Lease liabilities:
Current lease liability	756	777
Long-term lease liability	2,549	2,017
Total lease liability	$3,305	$2,794

The following table reflects the Company’s maturity analysis of the minimum lease payment obligations under non-cancelable operating leases with a remaining term in excess of one year (in thousands):

	Office and	Leased vehicles
	warehouse	and office
	leases	equipment	Total
Remaining 2022	$508	$187	$695
2023	678	240	918
2024	678	32	710
2025	678	—	678
2026 and thereafter	571	—	571
Total lease payments	3,113	459	3,572
Less: interest	252	15	267
Present value of lease liabilities	$2,861	$444	$3,305

The weighted average remaining lease terms and discount rate for all of the Company’s operating leases for the period presented:

	March 31,
	2022	2021
Weighted average remaining lease term (years):
Office and warehouse space	4.01	0.47
Vehicles	0.26	0.77
Office equipment	—	0.03
Weighted average discount rate:
Office leases	3.05%	2.75%
Vehicles	0.44%	1.45%
Office equipment	—%	0.14%

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Supplemental Disclosures to the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Cash Flows

Accrued Liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	March 31,	December 31,
	2022	2021
Accrued liability - pipeline incident	$27,731	$34,417
Accrued lease operating expense	9,327	9,271
Accrued general and administrative expense	3,047	4,555
Accrued production and ad valorem tax	5,315	3,277
Accrued commitment fee and other expense	4,157	2,882
Accrued capital expenditures	2,329	1,631
Asset retirement obligations	1,016	1,016
Operating lease liability	756	777
Other	218	—
Accrued liabilities	$53,896	$57,826

Accounts Receivable

Accounts receivable consisted of the following at the dates indicated (in thousands):

	March 31,	December 31,
	2022	2021
Oil and natural gas receivables	$39,949	$32,428
Insurance receivable - pipeline incident	47,778	55,765
Joint interest owners and other	5,850	5,409
Total accounts receivable	93,577	93,602
Less: allowance for doubtful accounts	(1,645)	(1,635)
Total accounts receivable, net	91,932	91,967

Supplemental Cash Flows

Supplemental cash flows for the periods presented (in thousands):

	For the Three Months Ended
	March 31,
	2022	2021
Supplemental cash flows:
Cash paid for interest, net of amounts capitalized	$2,100	$2,265
Cash paid for reorganization items, net	—	6

Noncash investing and financing activities:
Increase in capital expenditures in payables and accrued liabilities	1,997	1,916

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Related Party Transactions

Related Party Agreements

There have been no transactions between the Company and any related person in which the related person had a direct or indirect material interest for the three months ended March 31, 2022 and 2021.

Note 14. Commitments and Contingencies

Litigation and Environmental

As of March 31, 2022, the Company had no material contingent liabilities recorded in its Unaudited Condensed Consolidated Financial Statements associated with any litigation, pending or threatened.

Although the Company is insured against various risks to the extent it believes it is prudent, there is no assurance that the nature and amount of such insurance will be adequate, in every case, to indemnify it against liabilities arising from future legal proceedings.

At March 31, 2022 and December 31, 2021, the Company had no environmental reserves recorded in its Unaudited Condensed Consolidated Balance Sheet.

Southern California Pipeline Incident

The Company and certain of its subsidiaries are named defendants in a putative class action pending in the United States District Court for the Central District of California. The plaintiffs seek unspecified monetary damages and certain forms of injunctive relief. The Company is also participating in a related claims process organized under the Oil Pollution Act of 1990, 33 U.S.C. § 2701 et seq. (“OPA 90”). Under OPA 90, a party alleged to be responsible for a discharge of oil is required to establish a claims process to pay for interim costs and damages as a result of the discharge. The OPA 90 claims process remains ongoing.

Future litigation may be necessary, among other things, to defend the Company by determining the scope, enforceability, and validity of claims. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.

Minimum Volume Commitment

The Company is party to a gas purchase, gathering and processing contract in Oklahoma, which includes certain minimum NGL commitments. To the extent the Company does not deliver natural gas volumes in sufficient quantities to generate, when processed, the minimum levels of recovered NGLs, it would be required to reimburse the counterparty an amount equal to the sum of the monthly shortfall, if any, multiplied by a fee. The Company is not meeting the minimum volume required under this contractual provision. The commitment fee expense was approximately $0.4 million for each of the three months ended March 31, 2022 and 2021. The minimum volume commitment for Oklahoma ends on June 30, 2023.

The Company is party to a gas purchase, gathering and processing contract in East Texas, which includes certain minimum gas commitments. The Company is not meeting the minimum volume required under this contractual provision. The commitment fee expense for the three months ended March 31, 2022 and 2021, was approximately $0.5 million and $0.7 million, respectively. The minimum volume commitment for East Texas ends on November 30, 2022.

Sinking Fund Trust Agreement

Beta Operating Company, LLC, a wholly owned subsidiary, assumed an obligation with a third party to make payments into a sinking fund in connection with its 2009 acquisition of the Company properties in federal waters offshore Southern California, the

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

purpose of which is to provide funds adequate to decommission the portion of the San Pedro Bay Pipeline that lies within state waters and the surface facilities. Under the terms of the agreement, the operator of the properties is obligated to make monthly deposits into the sinking fund account in an amount equal to $0.25 per barrel of oil and other liquid hydrocarbon produced from the acquired working interest. Interest earned in the account stays in the account. The obligation to fund ceases when the aggregate value of the account reaches $4.3 million. As of March 31, 2022, the account balance included in restricted investments was approximately $4.3 million.

Supplemental Bond for Decommissioning Liabilities Trust Agreement

Beta Operating Company, LLC (“Beta”), a wholly owned subsidiary of the Company, has an obligation with the BOEM in connection with its 2009 acquisition of the Company’s properties in federal waters offshore Southern California. The Company supports this obligation with $161.3 million of A-rated surety bonds and $0.3 million of cash as of March 31, 2022.

Note 15. Income Taxes

The Company had no income tax expense for the three months ended March 31, 2022 and 2021, respectively. The Company’s effective tax rate was 0% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rates for the three months ended March 31, 2022 and 2021 are different from the statutory U.S. federal income tax rate primarily due to the Company’s recorded valuation allowances.

Note 16. Southern California Pipeline Incident

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

On October 5, 2021, the Unified Command announced that reports from its contracted commercial divers and Remotely Operated Vehicle footage indicated that a 4,000-foot section of the Company’s pipeline had been displaced with a maximum lateral movement of approximately 105 feet and that the pipeline had a 13-inch split, running parallel to the pipe. On October 14, 2021, the U.S. Coast Guard announced that it had a high degree of confidence the size of the release was approximately 588 barrels of oil, which is below the previously reported maximum estimate of 3,134 barrels. On October 16, 2021, the U.S. Coast Guard announced that it had identified the Mediterranean Shipping Company (DANIT) as a “vessel of interest” and its owner Dordellas Finance Corporation and operator Mediterranean Shipping Company, S.A. as parties in interest in connection with an anchor-dragging incident, in January 2021 (the “Anchor Dragging Incident”), which occurred in close proximity to our pipeline, and that additional vessels of interest continued to be investigated. On November 19, 2021, the U.S. Coast Guard announced that it had identified the COSCO (Beijing) as another vessel involved in the Anchor Dragging Incident and named its owner Capetanissa Maritime Corporation of Liberia and its operator V.Ships Greece Ltd. as parties in interest. The cause, timing and details regarding the Incident remain under investigation.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In response to the Incident, all operations have been suspended and the pipeline has been shut-in until the Company receives the required regulatory approvals to begin operations. On October 4, 2021, the Pipeline and Hazardous Materials Safety Administration (PHMSA), Office of Pipeline Safety (OPS) issued a Corrective Action Order (CAO) pursuant to 49 U.S.C. § 60112, which makes clear that no restart of the affected pipeline may occur until PHMSA has approved a written restart plan. Additionally, the California Coastal Commission requested approval from the Office of Coastal Management for the National Oceanic and Atmospheric Association (NOAA) to conduct a Coastal Zone Management Act consistency review of the U.S. Army Corps of Engineers Nationwide Permit (NWP) 12 application for the proposed permanent repair permit; on April 7, 2022, NOAA denied that request. The Company is working expeditiously and cooperatively to comply with the requirements of the relevant agencies in order to gain such approvals and any other regulatory approvals that are necessary to permanently repair the pipeline and restart operations. As a result of the uncertainties related to the permitting and regulatory approval process, the Company can provide no assurances as to whether and when, if at all, operation will restart at the Beta field. At present, no operations are underway in the Beta field.

On December 15, 2021, a federal grand jury in the Central District of California returned a federal criminal indictment against Amplify Energy Corp., Beta Operating Company, LLC, and San Pedro Bay Pipeline Company in connection with the Incident. The indictment alleges that the Company committed a misdemeanor violation of the federal Clean Water Act for negligently discharging oil into the contiguous zone of the United States. A trial is set for November 1, 2022. The United States Attorney’s Office for the Central District of California has stated that its investigation of the Incident and related matters is ongoing. State authorities are conducting parallel criminal investigations as well. We are continuing to cooperate with these federal and state investigations. The outcome of these investigations is uncertain, including whether they will result in additional criminal charges.

The Company is currently subject to a number of ongoing investigations related to the Incident by certain federal and state agencies. To date, the U.S. Coast Guard, the U.S. Bureau of Ocean Energy Management, the U.S. Department of Justice, PHMSA, the U.S. Department of the Interior Bureau of Safety and Environmental Enforcement, the California Department of Justice, the Orange County District Attorney, the Los Angeles County District Attorney, and the California Department of Fish & Wildlife are conducting investigations or examinations of the Incident. On April 8, 2022, in light of the allegations raised in the December 15, 2021 federal indictment, the Company received a Show Cause Notice from the U.S. Environmental Protection Agency (“EPA") asking the Company to provide information as to why it should not be suspended from participating in future Federal contracting and assisting activities pursuant to 2 C.F.R. § 180.700(a), (c) and 2 C.F.R. § 180.800(a)(4). On April 22, 2022, the Company responded to the Show Cause Notice and is working cooperatively with the EPA in connection with this matter. Other federal agencies may or have commenced investigations and proceedings, and may initiate enforcement actions seeking penalties and other relief under the Clean Water Act and other statutes. Amplify continues to comply with all regulatory requirements and investigations. The outcomes of these investigations and the nature of any remedies pursued will depend on the discretion of the relevant authorities and may result in regulatory or other enforcement actions, as well as civil and criminal liability.

The Company and certain of its subsidiaries have been named as defendants in approximately 14 putative class action lawsuits, which have been consolidated into a single consolidated action in the United States District Court for the Central District of California. In the consolidated action, Plaintiffs filed a consolidated class action complaint on January 28, 2022. The consolidated complaint asserted claims against the Company and MSC Mediterranean Shipping Company, Dordellas Finance Corp., Costamare Shipping Co. S.A., and Capetanissa Maritime Corporation of Liberia. In a third-party complaint filed on February 28, 2022, the Company also asserted claims against those entities, as well as against the Marine Exchange of Los Angeles-Long Beach Harbor, V Ships Greece Ltd, the MSC Danit (proceeding in rem), and the COSO Beijing (proceeding in rem). The Company moved to dismiss the Plaintiffs’ consolidated complaint on February 28, 2022. Certain of the shipping-related defendants have moved to dismiss the Company’s complaint against them. MSC Mediterranean Shipping Company and Dordellas Finance Corp. have filed a Petition for Limitation of Liability under maritime law in the United States District Court for the Central District of California. The Court is considering whether to consolidate the Limitation of Liability action with the consolidated class action. Resolution of the civil litigation may take considerable time, and it is not possible at this time to estimate our potential liability resulting from these actions.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the OPA 90, the Company’s pipeline was designated by the U.S. Coast Guard as the source of the oil discharge and therefore the Company is financially responsible for remediation and for certain costs and economic damages as provided for in OPA 90, as well as certain natural resource damages associated with the spill and certain costs determined by federal and state trustees engaged in a joint assessment of such natural resource damages. The Company is currently processing covered claims under OPA 90 as expeditiously as possible. In addition, the Natural Resource Damage Assessment remains ongoing and therefore the extent, timing and cost related to such assessment are difficult to project. While the Company anticipates insurance will reimburse it for expenses related to the Natural Resource Damage Assessment, any potentially uncovered expenses may be material and could impact the Company’s business and results of operations and could put pressure on its liquidity position going forward.

The Company currently estimates that the total costs it has incurred or will incur with respect to the Incident related to (i) actual and projected response and remediation expenses incurred under the direction of the Unified Command and (ii) estimates for certain legal fees, to be approximately $100.0 million to $120.0 million. These estimates consider currently available facts and presently enacted laws and regulations. The Company has made assumptions regarding (i) the probable and estimable amounts expected to be settled with certain vendors for response and remediation expenses and (ii) the resolution of certain third-party claims, excluding claims with respect to losses, which are not probable and reasonably estimable, and (iii) future claims and lawsuits. The Company’s estimates do not include (i) the nature, extent and cost of future legal services that will be required in connection with all lawsuits, claims and other matters requiring legal or expert advice associated with the Incident, (ii) any lost revenue associated with the suspension of operations at Beta, (iii) any liabilities or costs that are not reasonably estimable at this time or that relate to contingencies where the Company currently regards the likelihood of loss as being only reasonably possible or remote and (iv) the costs associated with the permanent repair of the pipeline and the restart of the Beta operations. The Company believes it has accrued adequate amounts for all probable and reasonably estimable costs; however, this estimate is subject to uncertainties associated with the assumptions that it has made. For example, settlements with vendors for response and remediation expenses could turn out to be significantly higher or lower than the Company has estimated. Accordingly, as the Company’s assumptions and estimates may change in future periods based on future events and total costs may materially increase; therefore, the Company can provide no assurance that it will not have to accrue significant additional costs in future periods with respect to the Incident.

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

As of March 31, 2022, and inclusive of cost associated with the temporary repair of the pipeline, the Company has incurred total aggregate gross costs of $111.2 million, of which the Company has received or expects that it is probable that it will receive $109.0 million in insurance recoveries. The Company’s net charge of $0.6 million, which is classified as “Pipeline Incident Loss” in the Company’s Unaudited Condensed Consolidated Statements of Operations, reflects legal costs incurred during the three months ended March 31, 2022, that are not currently expected to be recovered under an insurance policy. The Company incurred the balance of the difference, or $1.6 million, in expense for the year ended December 31, 2021.

Through March 31, 2022, the Company had collected $70.4 million out of the approximately $109.0 million of costs that the Company expects are probable of recovery from insurance carriers, net of deductibles. Therefore as of March 31, 2022, the Company had a receivable of approximately $38.6 million for the portion of costs that the Company expects is probable of recovery from insurance, net of deductibles and amounts collected during 2022.

Additionally, during the three months ended March 31, 2022, the Company recognized $17.5 million related to approved LOPI insurance proceeds, which is classified as “Other Revenues” in the Company’s Unaudited Condensed Consolidated Statements of Operations. As of March 31, 2022, the Company has recorded a receivable of $8.9 million related to approved but unpaid LOPI claims.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and accompanying notes in “Item 1. Financial Statements” contained herein and in “Item 1A. Risk Factors” of our Annual Report on the Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”). The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” in the front of this report.

Overview

We operate in one reportable segment engaged in the acquisition, development, exploitation and production of oil and natural gas properties. Our management evaluates performance based on the reportable business segment as the economic environments are not different within the operation of our oil and natural gas properties. Our business activities are conducted through OLLC, our wholly owned subsidiary, and its wholly owned subsidiaries. Our assets consist primarily of producing oil and natural gas properties and are located in Oklahoma, the Rockies, federal waters offshore Southern California, East Texas / North Louisiana and the Eagle Ford. Most of our oil and natural gas properties are located in large, mature oil and natural gas reservoirs. Our properties consist primarily of operated and non-operated working interests in producing and undeveloped leasehold acreage and working interests in identified producing wells.

Industry Trends

Since the start of the COVID-19 pandemic, governments have tried to slow the spread of the virus by imposing social distancing guidelines, travel restrictions and stay-at-home orders, among other actions, which caused a significant decrease in activity in the global economy and the demand for oil and to a lesser extent natural gas and NGLs. As vaccines have become widely available, social distancing guidelines, travel restrictions and stay-at-home orders have eased, activity in the global economy has increased and demand for oil, natural gas and NGLs and related commodity pricing, has improved.

Additionally, oil, natural gas and NGLs prices increased in the first quarter of 2022 when compared to the same period of 2021 and, as a result, we experienced a significant increase in revenues. As we continue to monitor the impact of the actions of the Organization of the Petroleum Exporting Countries and other large producing nations, the Russia-Ukraine conflict, global inventories of oil and gas and the uncertainty associated with recovering oil demand, future monetary policy and governmental policies aimed at transitioning towards lower carbon energy, we expect prices for some or all of the commodities we produce to remain volatile. Other factors such as the duration of the COVID-19 pandemic and the speed and effectiveness of vaccine distributions or other medical advances to combat the virus may impact the recovery of world economic growth and the demand for oil, natural gas and NGLs.

Recent Developments

Appointment of Certain Directors

On April 7, 2022, the board of directors of the Company appointed Deborah G. Adams and Eric T. Greager to the board of directors, effective April 7, 2022. Ms. Adams has also been appointed to the nominating and governance committee of the board of directors, and Mr. Greager has also been appointed to the compensation committee of the board of directors.

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

Sources of Revenues

Our revenues are derived from the sale of natural gas and oil production, as well as the sale of NGLs that are extracted from natural gas during processing. Production revenues are derived entirely from the continental United States. Natural gas, NGL and oil prices are inherently volatile and are influenced by many factors outside our control. In order to reduce the impact of fluctuations in natural gas and oil prices on revenues, we intend to periodically enter into derivative contracts that fix the future prices received. At the end of each period, the fair value of these commodity derivative instruments is estimated and because hedge accounting is not elected, the changes in the fair value of unsettled commodity derivative instruments are recognized in earnings at the end of each accounting period.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates, including a discussion regarding the estimation uncertainty and the impact that our critical accounting estimates have had, or are reasonably likely to have, on our financial condition or results of operations, are described in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10 K. Significant estimates include, but are not limited to, oil and natural gas reserves; fair value estimates; revenue recognition; and contingencies and insurance accounting. These estimates, in our opinion, are subjective in nature, require the use of professional judgment and involve complex analysis.

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

Results of Operations

The results of operations for the three months ended March 31, 2022 and 2021 have been derived from our consolidated financial statements. The comparability of the results of operations among the periods presented below is impacted by the Incident and suspension of operations at our Beta properties. The following table summarizes certain of the results of operations for the periods indicated.

	For the Three Months Ended
	March 31,
	2022	2021

Oil and natural gas sales	$93,872	$72,331
Other revenues	17,561	138
Lease operating expense	32,920	28,906
Gathering, processing and transportation	8,010	4,579
Taxes other than income	7,553	4,613
Depreciation, depletion and amortization	5,635	7,347
General and administrative expense	7,771	6,921
Accretion of asset retirement obligations	1,720	1,615
Loss on commodity derivative instruments	93,404	34,588
Interest expense, net	2,441	3,112
Net loss	(48,614)	(19,328)

Oil and natural gas revenues:
Oil sales	$52,374	$49,695
NGL sales	13,481	7,670
Natural gas sales	28,017	14,966
Total oil and natural gas revenues	$93,872	$72,331

Production volumes:
Oil (MBbls)	581	920
NGLs (MBbls)	338	342
Natural gas (MMcf)	5,511	5,761
Total (MBoe)	1,837	2,222
Average net production (MBoe/d)	20.4	24.7

Average realized sales price (excluding commodity derivatives):
Oil (per Bbl)	$90.22	$54.03
NGL (per Bbl)	39.86	22.45
Natural gas (per Mcf)	5.08	2.60
Total (per Boe)	$51.10	$32.56

Average unit costs per Boe:
Lease operating expense	$17.92	$13.01
Gathering, processing and transportation	4.36	2.06
Taxes other than income	4.11	2.08
General and administrative expense	4.23	3.11
Depletion, depreciation and amortization	3.07	3.31

For the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Net losses of $48.6 million and $19.3 million were recorded for the three months ended March 31, 2022 and 2021, respectively.

Oil, natural gas and NGL revenues were $93.9 million and $72.3 million for the three months ended March 31, 2022 and 2021, respectively. Average net production volumes were approximately 20.4 MBoe/d and 24.7 MBoe/d for the three months ended March 31, 2022 and 2021, respectively. The change in production volumes was primarily due to the suspension of operations at our Beta properties and natural declines. During the first quarter of 2021, production from our Beta properties was 3.6 MBoe/d. The average realized sales price was $51.10 per Boe and $32.56 per Boe for the three months ended March 31, 2022 and 2021, respectively. The increase in average realized sales price was primarily due to the increase in commodity prices.

Other revenues were $17.6 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. During the first quarter of 2022, we recognized $17.5 million in loss of production insurance income (“LOPI”) proceeds related to the suspension of operations at our Beta properties resulting from the Incident which includes four months of LOPI.

Lease operating expense was $32.9 million and $28.9 million for the three months ended March 31, 2022 and 2021, respectively. The change in lease operating expense was primarily related to a $1.7 million increase in workover expense offset by the natural decline in production. The increase was primarily attributable to increase expense workover projects in Oklahoma and the Rockies. On a per Boe basis, lease operating expense was $17.92 and $13.01 for the three months ended March 31, 2022 and 2021, respectively. The change in lease operating expense on a per Boe basis was due mainly to higher cost and lower production.

Gathering, processing and transportation was $8.0 million and $4.6 million for the three months ended March 31, 2022 and 2021, respectively. The increase was primarily attributable to us marketing our own natural gas in Oklahoma, resulting in a reclassification of certain revenue deductions to gathering, processing and transportation expenses. On a per Boe basis, gathering, processing and transportation was $4.36 and $2.06 for the three months ended March 31, 2022 and 2021, respectively. The change on a per BOE basis primarily related to higher commodity prices and the accounting reclassification discussed above.

Taxes other than income were $7.6 million and $4.6 million for the three months ended March 31, 2022 and 2021, respectively. The increase in taxes other than income is due to an increase in production taxes as a result of the increase in commodity prices. On a per Boe basis, taxes other than income were $4.11 and $2.08 for the three months ended March 31, 2022 and 2021, respectively. The change in taxes other than income on a per Boe basis was primarily due to the increase in commodity prices.

DD&A expense was $5.6 million and $7.3 million for the three months ended March 31, 2022 and 2021, respectively. The change in DD&A expense was primarily due to a decrease in production of 4.3 MBoe/d, which equates to a decrease of approximately $1.2 million.

General and administrative expense was $7.8 million and $6.9 million for the three months ended March 31, 2022 and 2021, respectively. The change in general and administrative expense was primarily related to (1) an increase of $0.5 million in stock compensation expense, (2) an increase of $0.4 million in salaries and other payroll benefits, and (3) an increase of $0.1 million in legal expenses. The increases in general and administrative expense were offset by a decrease of $0.3 million in professional services.

Net loss on commodity derivative instruments of $93.4 million were recognized for the three months ended March 31, 2022, consisting of a $62.5 million decrease in the fair value of open positions and $30.9 million of cash settlements paid on expired positions. Net loss on commodity derivative instruments of $34.6 million was recognized for the three months ended March 31, 2021, consisting of a $24.0 million decrease in the fair value of open positions and $10.6 million of cash settlements paid on expired positions.

Interest expense, net was $2.4 million and $3.1 million for the three months ended March 31, 2022 and 2021, respectively. Interest expense included a gain position on our interest rate swaps of $0.5 million for the three months ended March 31, 2022, compared to a gain position on interest rate swaps of less than $0.1 million for the three months ended March 31, 2021. In addition, we had a decrease of $0.2 million in interest expense due to lower borrowings on our Revolving Credit Facility.

Average outstanding borrowings under our Revolving Credit Facility were $228.1 million and $253.3 million for the three months ended March 31, 2022 and 2021, respectively.

Adjusted EBITDA

We include in this report the non-GAAP financial measure of Adjusted EBITDA and provide our reconciliation of Adjusted EBITDA to net loss and net cash flows from operating activities, our most directly comparable financial measures calculated and presented in accordance with GAAP. We define Adjusted EBITDA as net income (loss):

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

In addition, we use Adjusted EBITDA to evaluate actual cash flow available to develop existing reserves or acquire additional oil and natural gas properties.

The following tables present our reconciliation of the Company’s net loss and cash flows from operating activities to Adjusted EBITDA, our most directly comparable GAAP financial measures, for each of the periods indicated.

Reconciliation of Net Loss to Adjusted EBITDA

	For the Three Months Ended
	March 31,
	2022	2021

Net loss	$(48,614)	$(19,328)
Interest expense, net	2,441	3,112
DD&A	5,635	7,347
Accretion of AROs	1,720	1,615
Losses on commodity derivative instruments	93,404	34,588
Cash settlements paid on expired commodity derivative instruments	(30,943)	(10,636)
Amortization of gain associated with terminated commodity derivatives	—	5,785
Acquisition and divestiture related expenses	5	12
Share-based compensation expense	640	331
Pipeline incident loss	580	—
Exploration costs	16	16
Loss on settlement of AROs	19	68
Bad debt expense	10	3
Reorganization items, net	—	6
Other	—	16
Adjusted EBITDA	$24,913	$22,935

Reconciliation of Net Cash from Operating Activities to Adjusted EBITDA

	For the Three Months Ended
	March 31,
	2022	2021

Net cash provided by operating activities	$9,719	$15,558
Changes in working capital	11,373	(2,722)
Interest expense, net	2,441	3,112
Gain on interest rate swaps	557	62
Cash settlements paid on interest rate swaps	214	464
Amortization of gain associated with terminated commodity derivatives	—	5,785
Pipeline incident loss	580	—
Amortization and write-off of deferred financing fees	(133)	(139)
Acquisition and divestiture related expenses	5	12
Exploration costs	16	16
Plugging and abandonment cost	19	230
Reorganization items, net	—	6
Other	122	551
Adjusted EBITDA	$24,913	$22,935

Liquidity and Capital Resources

Overview. Our ability to finance our operations, including funding capital expenditures and acquisitions, to meet our indebtedness obligations, to refinance our indebtedness or to meet our collateral requirements will depend on our ability to generate cash in the future. Our primary sources of liquidity and capital resources have historically been cash flows generated by operating activities and borrowings under our Revolving Credit Facility. As we pursue reserve and production growth, we plan to monitor which capital resources, including equity and debt financings, are available to us to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. Based on our current oil and natural gas price expectations, we believe our cash flows provided by operating activities and availability under our Revolving Credit Facility will provide us with the financial flexibility necessary to meet our cash requirements, including normal operating needs, and to pursue our currently planned 2022 development activities. However, future cash flows are subject to a number of variables, including the level of our oil and natural gas production and the prices we receive for our oil and natural gas production, and significant additional capital expenditures will be required to more fully develop our properties. We cannot assure you that operations and other needed capital will be available on acceptable terms, or at all. For the remainder of 2022, we expect our primary funding sources to be from internally generated cash flow, borrowings under our Revolving Credit Facility, and equity and debt capital markets.

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

Hedging. Commodity hedging has been and remains an important part of our strategy to reduce cash flow volatility. Our hedging activities are intended to support oil, NGL and natural gas prices at targeted levels and to manage our exposure to commodity price fluctuations. We intend to enter into commodity derivative contracts at times and on terms desired to maintain a portfolio of commodity derivative contracts covering at least 30%-60% of our estimated production from total proved developed producing reserves over a one-to-three-year period at any given point of time. We may, however, from time to time, hedge more or less than this approximate amount. Additionally, we may take advantage of opportunities to modify our commodity derivative portfolio to change the percentage of our hedged production volumes when circumstances suggest that it is prudent to do so. The current market conditions may also impact our ability to enter into future commodity derivative contracts.

We evaluate counterparty risks related to our commodity derivative contracts and trade credit. Should any of these financial counterparties not perform, we may not realize the benefit of some of our hedges under lower commodity prices. We sell our oil and natural gas to a variety of purchasers. Non-performance by a customer could also result in losses.

Capital Expenditures. Our total capital expenditures were approximately $6.9 million for the three months ended March 31, 2022, which were primarily related to capital workovers, maintenance and facilities located in Oklahoma and East Texas and non-operated completion activities in the Eagle Ford.

Working Capital. Working capital is the amount by which current assets exceed current liabilities. Our working capital requirements are primarily driven by changes in accounts receivable and accounts payable, as well as the classification of our debt outstanding. These changes are impacted by changes in the prices of commodities that we buy and sell. In general, our working capital requirements increase in periods of rising commodity prices and decrease in periods of declining commodity prices. However, our working capital needs do not necessarily change at the same rate as commodity prices because both accounts receivable and accounts payable are impacted by the same commodity prices. In addition, the timing of payments received by our customers or paid to our suppliers can also cause fluctuations in working capital because we settle with most of our larger customers on a monthly basis and often near the end of the month. We expect that our future working capital requirements will be impacted by these same factors.

As of March 31, 2022, we had a working capital deficit of $84.2 million primarily due to short-term derivatives of $103.9 million, accrued liabilities of $53.9 million, revenues payable of $21.9 million, and accounts payable of $26.6 million offset by accounts receivable of $91.9 million, cash on hand of $15.6 million and prepaid expenses of $14.3 million.

Debt Agreement

Revolving Credit Facility. On November 2, 2018, OLLC as borrower, we entered into our Revolving Credit Facility (as amended and supplemented to date). KeyBank serves as the administrative agent. Our borrowing base under our Revolving Credit Facility is subject to redetermination on at least a semi-annual basis primarily based on a reserve engineering report.

As of March 31, 2022, we had approximately $10.0 million of available borrowings under our Revolving Credit Facility.

As of March 31, 2022, we were in compliance with all the financial (current ratio and total leverage ratio) and non-financial covenants associated with our Revolving Credit Facility.

For additional information regarding our Revolving Credit Facility, see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

Material Cash Requirements

Contractual commitments. We have contractual commitments under our debt agreements, including interest payments and principal payments. See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

Lease Obligations. We have operating leases for office and warehouse spaces, office equipment, compressors and surface rentals related to our business obligations. See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for the three months ended March 31, 2022 and 2021 have been derived from our Unaudited Condensed Consolidated Financial Statements. For information regarding the individual components of our cash flow amounts, see our Unaudited Condensed Consolidated Statements of Cash Flows included under “Item 1. Financial Statements” of this quarterly report.

	For the Three Months Ended
	March 31,
	2022	2021

	(In thousands)
Net cash provided by operating activities	$9,719	$15,558
Net cash used in investing activities	(7,847)	(4,116)
Net cash used in financing activities	(5,066)	(5,005)

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net cash provided by operating activities was $9.7 million and $15.6 million for the three months ended March 31, 2022 and 2021, respectively. Production volumes were approximately 20.4 MBoe/d and 24.7 MBoe/d for the three months ended March 31, 2022 and 2021, respectively. The average realized sales price was $51.10 per Boe and $32.56 per Boe for the three months ended March 31, 2022 and 2021, respectively. The change in average realized sales price was primarily due to the increase in commodity prices.

Net cash provided by operating activities for the three months ended March 31, 2022 included $30.9 million of cash paid on expired commodity derivative instruments compared to $10.6 million of cash paid on expired commodity derivatives for the three months ended March 31, 2021. For the three months ended March 31, 2022, we had net losses on commodity derivative instruments of $93.4 million compared to net losses of $34.6 million for the three months ended March 31, 2021.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2022 was $7.8 million, of which $5.2 million was used for additions to oil and natural gas properties. Net cash provided by investing activities for the three months ended March 31, 2021 was $4.1 million, of which $3.8 million was used for additions to oil and natural gas properties.

Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with our offshore Southern California properties. Additions to restricted investments were $2.7 million during the three months ended March 31, 2022.

Financing Activities. We had net repayments of $5.0 million for the three months ended March 31, 2022 and 2021, respectively, related to our Revolving Credit Facility.

Off–Balance Sheet Arrangements

As of March 31, 2022, we had no off–balance sheet arrangements.

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

ITEM 4.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) and under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

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

PART II—OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

The Company and certain of its subsidiaries are named defendants in a putative class action pending in the United States District Court for the Central District of California. The plaintiffs seek unspecified monetary damages and certain forms of injunctive relief. We are also participating in a related claims process organized under OPA 90. Under OPA 90, a party alleged to be responsible for a discharge of oil is required to establish a claims process to pay for interim costs and damages as a result of the discharge. The OPA 90 claims process remains ongoing. For additional discussion of the legal proceedings associated with the Incident, see Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

Future litigation may be necessary, among other things, to defend ourselves by determining the scope, enforceability, and validity of claims. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 1A.RISK FACTORS.

Our business faces many risks. Any of the risks discussed elsewhere in this quarterly report and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. There have been no material changes to the risk factors since those disclosed in our 2021 Form 10-K.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes our repurchase activity during the three months ended March 31, 2022:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
			Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased	Paid per Share	or Programs	Plans or Programs (1)
				(In thousands)
Common Shares Repurchased (1)
January 1, 2022 - January 31, 2022	2,336	$3.11	—	n/a
February 1, 2022 - February 28, 2022	14,559	$3.95	—	n/a
March 1, 2022 - March 31, 2022	73,505	$5.46	—	n/a
(1)	Common shares are generally net-settled by shareholders to cover the required withholding tax upon vesting. We repurchased the remaining vesting shares on the vesting date at current market price. See Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.OTHER INFORMATION.

None.

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

Amplify Energy Corp.
(Registrant)

Date:	May 4, 2022	By:	/s/ Jason McGlynn
		Name:	Jason McGlynn
		Title:	Senior Vice President and Chief Financial Officer

Date:	May 4, 2022	By:	/s/ Eric Dulany
		Name:	Eric Dulany
		Title:	Vice President and Chief Accounting Officer