Form 10-Q
period 2022-06-30
Amplify Energy Corp.
filed 2022-08-03
CIK 1533924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Securities Registered Pursuant to Section 12(b):

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AMPY	NYSE

As of July 29, 2022, the registrant had 38,440,803 outstanding shares of common stock, $0.01 par value outstanding.

AMPLIFY ENERGY CORP.

		Page

	Glossary of Oil and Natural Gas Terms	1
	Names of Entities	4
	Cautionary Note Regarding Forward-Looking Statements	5

PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements	8
	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021	8
	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2022 and 2021	9
	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021	10
	Unaudited Condensed Consolidated Statements of Equity (Deficit) for the Three and Six Months Ended June 30, 2022 and 2021	11
	Notes to Unaudited Condensed Consolidated Financial Statements	12
	Note 1 – Organization and Basis of Presentation	12
	Note 2 – Summary of Significant Accounting Policies	13
	Note 3 – Revenue	13
	Note 4 – Fair Value Measurements of Financial Instruments	14
	Note 5 – Risk Management and Derivative Instruments	15
	Note 6 – Asset Retirement Obligations	18
	Note 7 – Long-term Debt	19
	Note 8 – Equity (Deficit)	20
	Note 9 – Earnings per Share	21
	Note 10 – Long-Term Incentive Plans	21
	Note 11 – Leases	24
	Note 12 – Supplemental Disclosures to the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Cash Flows	26
	Note 13 – Related Party Transactions	27
	Note 14 – Commitments and Contingencies	27
	Note 15 – Income Taxes	28
	Note 16 – Southern California Pipeline Incident	28

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	43

PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Mine Safety Disclosures	44
Item 5.	Other Information	44
Item 6.	Exhibits	45

Signatures		46

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

The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the events or circumstances described in any forward-looking statement will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in “Part I—Item 1A. Risk Factors” of Amplify’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 9, 2022 (“2021 Form 10-K”). All forward-looking statements speak only as of the date of this report. The Company does not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to the Company or persons acting on its behalf.

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding shares)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$16,691	$18,799
Accounts receivable, net (see Note 12)	77,808	91,967
Short-term derivative instruments	527	—
Prepaid expenses and other current assets	15,197	15,018
Total current assets	110,223	125,784
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	818,377	799,532
Support equipment and facilities	147,360	145,324
Other	9,641	9,641
Accumulated depreciation, depletion and amortization	(645,711)	(634,212)
Property and equipment, net	329,667	320,285
Restricted investments	8,635	4,622
Operating lease - long term right-of-use asset	6,589	2,716
Other long-term assets	1,417	1,693
Total assets	$456,531	$455,100

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$34,969	$33,819
Revenues payable	24,499	20,374
Accrued liabilities (see Note 12)	48,904	57,826
Short-term derivative instruments	79,961	53,144
Total current liabilities	188,333	165,163
Long-term debt (see Note 7)	215,000	230,000
Asset retirement obligations	105,354	102,398
Long-term derivative instruments	14,659	9,664
Operating lease liability	6,297	2,017
Other long-term liabilities	10,279	10,699
Total liabilities	539,922	519,941
Commitments and contingencies (see Note 14)
Stockholders' equity (deficit):
Preferred stock, $0.01 par value: 50,000,000 shares authorized; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Warrants, 2,173,913 warrants issued and outstanding at December 31, 2021	—	4,788
Common stock, $0.01 par value: 250,000,000 shares authorized; 38,331,368 and 38,024,142 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	385	382
Additional paid-in capital	430,695	425,066
Accumulated deficit	(514,471)	(495,077)
Total stockholders' deficit	(83,391)	(64,841)
Total liabilities and equity	$456,531	$455,100

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Oil and natural gas sales	$112,878	$80,338	$206,750	$152,669
Other revenues	8,899	55	26,460	193
Total revenues	121,777	80,393	233,210	152,862

Costs and expenses:
Lease operating expense	33,285	28,653	66,205	57,559
Gathering, processing and transportation	7,281	5,050	15,291	9,629
Taxes other than income	8,623	5,071	16,176	9,684
Depreciation, depletion and amortization	5,864	7,389	11,499	14,736
General and administrative expense	8,628	6,030	16,399	12,951
Accretion of asset retirement obligations	1,749	1,638	3,469	3,253
Loss (gain) on commodity derivative instruments	18,571	63,898	111,975	98,486
Pipeline incident loss	5,092	—	5,672	—
Other, net	406	12	441	96
Total costs and expenses	89,499	117,741	247,127	206,394
Operating income (loss)	32,278	(37,348)	(13,917)	(53,532)
Other income (expense) income:
Interest expense, net	(3,084)	(3,137)	(5,525)	(6,249)
Gain on extinguishment of debt	—	5,516	—	5,516
Other income (expense)	26	(54)	48	(80)
Total other income (expense)	(3,058)	2,325	(5,477)	(813)
Income (loss) before reorganization items, net and income taxes	29,220	(35,023)	(19,394)	(54,345)
Reorganization items, net	—	—	—	(6)
Income tax expense	—	—	—	—
Net income (loss)	$29,220	$(35,023)	$(19,394)	$(54,351)

Allocation of net income (loss) to:
Net income (loss) available to common stockholders	$27,818	$(35,023)	$(19,394)	$(54,351)
Net income (loss) allocated to participating securities	1,402	—	—	—
Net income (loss) available to Amplify Energy Corp.	$29,220	$(35,023)	$(19,394)	$(54,351)

Earnings (loss) per share: (See Note 9)
Basic and diluted earnings (loss) per share	$0.73	$(0.92)	$(0.51)	$(1.43)
Weighted average common shares outstanding:
Basic and diluted	38,330	37,983	38,256	37,907

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(19,394)	$(54,351)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	11,499	14,736
Loss (gain) on derivative instruments	111,132	98,443
Cash settlements (paid) received on expired derivative instruments	(79,846)	(28,432)
Bad debt expense	6	94
Amortization and write-off of deferred financing costs	336	360
Gain on extinguishment of debt	—	(5,516)
Accretion of asset retirement obligations	3,469	3,253
Share-based compensation (see Note 10)	1,374	730
Settlement of asset retirement obligations	(389)	(162)
Changes in operating assets and liabilities:
Accounts receivable	(4,269)	(8,851)
Prepaid expenses and other assets	(2,243)	3,002
Payables and accrued liabilities	9,310	13,505
Other	(589)	(408)
Net cash provided by operating activities	30,396	36,403
Cash flows from investing activities:
Additions to oil and gas properties	(12,901)	(11,528)
Additions to other property and equipment	—	(451)
Additions to restricted investments	(4,013)	—
Other	—	404
Net cash used in investing activities	(16,914)	(11,575)
Cash flows from financing activities:
Advances on revolving credit facility	5,000	—
Payments on revolving credit facility	(20,000)	(20,000)
Deferred financing costs	(60)	(25)
Shares withheld for taxes	(530)	(17)
Other	—	—
Net cash used in financing activities	(15,590)	(20,042)
Net change in cash and cash equivalents	(2,108)	4,786
Cash and cash equivalents, beginning of period	18,799	10,364
Cash and cash equivalents, end of period	$16,691	$15,150

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(In thousands)

	Stockholders' Equity (Deficit)
			Additional
	Common		Paid-in	Accumulated
	Stock	Warrants	Capital	Deficit	Total
Balance at December 31, 2021	$382	$4,788	$425,066	$(495,077)	$(64,841)
Net income (loss)	—	—	—	(48,614)	(48,614)
Share-based compensation expense	—	—	518	—	518
Shares withheld for taxes	—	—	(66)	—	(66)
Other	2	—	(2)	—	—
Balance at March 31, 2022	384	4,788	425,516	(543,691)	(113,003)
Net income (loss)	—	—	—	29,220	29,220
Share-based compensation expense	—	—	856	—	856
Shares withheld for taxes	—	—	(464)	—	(464)
Expiration of warrants	—	(4,788)	4,788	—	—
Other	1	—	(1)	—	—
Balance at June 30, 2022	$385	$—	$430,695	$(514,471)	$(83,391)

	Stockholders' Equity (Deficit)
			Additional	Accumulated
	Common		Paid-in	Earnings
	Stock	Warrants	Capital	(Deficit)	Total
Balance at December 31, 2020	$378	$4,788	$424,104	$(463,007)	$(33,737)
Net income (loss)	—	—	—	(19,328)	(19,328)
Share-based compensation expense	—	—	(204)	—	(204)
Shares withheld for taxes	—	—	(5)	—	(5)
Other	3	—	(3)	—	—
Balance at March 31, 2021	381	4,788	423,892	(482,335)	(53,274)
Net income (loss)	—	—	—	(35,023)	(35,023)
Share-based compensation expense	—	—	934	—	934
Shares withheld for taxes	—	—	(12)	—	(12)
Balance at June 30, 2021	$381	$4,788	$424,814	$(517,358)	$(87,375)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

General

Amplify Energy Corp. (“Amplify Energy,” “it” or the “Company”) is a publicly traded Delaware corporation whose common stock is listed on the NYSE under the symbol “AMPY.”

The Company is engaged in the acquisition, development, exploitation and production of oil and natural gas properties located in Oklahoma, the Rockies, federal waters offshore Southern California, East Texas/North Louisiana and the Eagle Ford. The Company’s properties consist primarily of operated and non-operated working interests in producing and undeveloped leasehold acreage and working interests in identified producing wells.

Basis of Presentation

The Company’s accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the Company’s opinion, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for fair presentation. Material intercompany transactions and balances have been eliminated.

The results reported in these Unaudited Condensed Consolidated Financial Statements are not necessarily indicative of results that may be expected for the entire year. Furthermore, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. Accordingly, the accompanying Unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the Company’s annual financial statements included in its 2021 Form 10-K.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Additionally, oil, natural gas and NGLs prices increased in the first half of 2022 when compared to the same period of 2021 and, as a result, the Company experienced a significant increase in revenues. The Company continues to monitor the impact of the actions of the Organization of the Petroleum Exporting Countries and other large producing nations, the Russia-Ukraine conflict, global inventories of oil and gas and the uncertainty associated with recovering oil demand, future monetary policy and governmental policies aimed at transitioning towards lower carbon energy. The Company expects prices for some or all of the commodities to remain volatile. Other factors such as the duration of the COVID-19 pandemic and the speed and effectiveness of vaccine distributions or other medical advances to combat the virus may impact the recovery of world economic growth and the demand for oil, natural gas and NGLs.

Note 2. Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies as described in the Company’s annual financial statements included in its 2021 Form 10-K.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)
Revenues
Oil	$58,918	$56,510	$111,292	$106,205
NGLs	13,604	8,876	27,085	16,547
Natural gas	40,356	14,952	68,373	29,917
Oil and natural gas sales	$112,878	$80,338	$206,750	$152,669

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contract Balances

Under the Company’s sales contracts, the Company invoices customers once its performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s contracts do not give rise to contract assets or liabilities. Accounts receivable attributable to the Company’s revenue contracts with customers was $48.5 million at June 30, 2022 and $32.4 million at December 31, 2021.

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

The carrying values of accounts receivables, accounts payables (including accrued liabilities), restricted investments and amounts outstanding under long-term debt agreements with variable rates included in the accompanying Unaudited Condensed Consolidated Balance Sheets approximated fair value at June 30, 2022 and December 31, 2021. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair market values of the derivative financial instruments reflected on the accompanying Unaudited Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 were based on estimated forward commodity prices. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following tables present the gross derivative assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 for each of the fair value hierarchy levels:

	Fair Value Measurements at June 30, 2022
			Significant
	Quoted Prices in	Significant Other	Unobservable
	Active Market	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value

	(In thousands)
Assets:
Commodity derivatives	$—	$13,281	$—	$13,281
Interest rate derivatives	—	527	—	527
Total assets	$—	$13,808	$—	$13,808

Liabilities:
Commodity derivatives	$—	$107,901	$—	$107,901
Interest rate derivatives	—	—	—	—
Total liabilities	$—	$107,901	$—	$107,901

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis, as reflected on the accompanying Unaudited Condensed Consolidated Balance Sheets. The following methods and assumptions are used to estimate the fair values:

●	The fair value of asset retirement obligations (“AROs”) is based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding factors such as the existence of a legal obligation for an ARO; amounts and timing of settlements; the credit-adjusted risk-free rate; and inflation rates. The initial fair value estimates are based on unobservable market data and are classified within Level 3 of the fair value hierarchy. See Note 6 for a summary of changes in AROs.
●	Proved oil and natural gas properties are reviewed for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such properties. The Company uses an income approach based on the discounted cash flow method, whereby the present value of expected future net cash flows is discounted by applying an appropriate discount rate, for purposes of placing a fair value on the assets. The future cash flows are based on management’s estimates for the future. The unobservable inputs used to determine fair value include, but are not limited to, estimates of proved reserves, estimates of probable reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and natural gas properties (some of which are Level 3 inputs within the fair value hierarchy).
●	No impairment expense recorded on proved oil and natural gas properties during the three and six months ended June 30, 2022 and 2021.

Note 5. Risk Management and Derivative Instruments

Derivative instruments are utilized to manage exposure to commodity price and interest rate fluctuations and to achieve a more predictable cash flow in connection with natural gas and oil sales and borrowing related activities. These instruments limit exposure to declines in prices but also limit the benefits that would be realized if prices increase.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Certain inherent business risks are associated with commodity derivative contracts, including market risk and credit risk. Market risk is the risk that the price of natural gas or oil will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the counterparty to a contract. It is the Company’s policy to enter into derivative contracts only with creditworthy counterparties, which generally are financial institutions, deemed by management as competent and competitive market makers. Some of the lenders, or certain of their affiliates, under the Company’s current credit agreements are counterparties to its derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with creditworthy counterparties that are generally large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. The Company has also entered into International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of its counterparties. The terms of the ISDA Agreements provide the Company and each of its counterparties with rights of set-off upon the occurrence of defined acts of default by either the Company or its counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. See Note 7 for additional information regarding the Company’s Revolving Credit Facility (as defined below).

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2022, the Company had the following open commodity positions:

	2022	2023
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (MMBtu)	695,000	—
Weighted-average fixed price	$2.56	$—

Collar contracts:
Two-way collars
Average monthly volume (MMBtu)	775,000	1,160,000
Weighted-average floor price	$2.56	$3.49
Weighted-average ceiling price	$3.44	$5.92

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (Bbls)	57,000	55,000
Weighted-average fixed price	$48.27	$57.30

Collar contracts:
Two-way collars
Average monthly volume (Bbls)	15,000	—
Weighted-average floor price	$60.00	$—
Weighted-average ceiling price	$71.00	$—

Three-way collars
Average monthly volume (Bbls)	89,000	30,000
Weighted-average ceiling price	$55.55	$67.15
Weighted-average floor price	$42.92	$55.00
Weighted-average sub-floor price	$32.58	$40.00

Interest Rate Swaps

Periodically, the Company enters into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates such as those in its Revolving Credit Facility to fixed interest rates. At June 30, 2022, the Company had the following interest rate swap open positions:

Remaining
2022
Average Monthly Notional (in thousands)	$75,000
Weighted-average fixed rate	1.281%
Floating rate	1 Month LIBOR

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at June 30, 2022 and December 31, 2021. There was no cash collateral received or pledged associated with the Company’s derivative instruments since most of its counterparties, or certain of its affiliates, to its derivative contracts are lenders under its Revolving Credit Facility.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Asset	Liability	Asset	Liability
		Derivatives	Derivatives	Derivatives	Derivatives
		June 30,	June 30,	December 31,	December 31,
Type	Balance Sheet Location	2022	2022	2021	2021

		(In thousands)
Commodity contracts	Short-term derivative instruments	$9,708	$89,669	$4,804	$57,325
Interest rate swaps	Short-term derivative instruments	527	—	—	623
Gross fair value		10,235	89,669	4,804	57,948
Netting arrangements		(9,708)	(9,708)	(4,804)	(4,804)
Net recorded fair value	Short-term derivative instruments	$527	$79,961	$—	$53,144

Commodity contracts	Long-term derivative instruments	$3,573	$18,232	$3,163	$12,827
Interest rate swaps	Long-term derivative instruments	—	—	—	—
Gross fair value		3,573	18,232	3,163	12,827
Netting arrangements		(3,573)	(3,573)	(3,163)	(3,163)
Net recorded fair value	Long-term derivative instruments	$—	$14,659	$—	$9,664

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

		For the Three Months Ended		For the Six Months Ended
	Statements of	June 30,		June 30,
	Operations Location	2022	2021	2022	2021
Commodity derivative contracts	Loss (gain) on commodity derivatives	$18,571	$63,898	$111,975	$98,486
(Gain) loss on interest rate derivatives	Interest expense, net	(286)	18	(843)	(44)

Note 6. Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the Company’s portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the six months ended June 30, 2022 (in thousands):

Asset retirement obligations at beginning of period	$103,414
Liabilities added from acquisition or drilling	20
Liabilities settled	(389)
Liabilities removed upon sale of wells	—
Accretion expense	3,469
Revision of estimates	97
Asset retirement obligation at end of period	106,611
Less: Current portion	1,257
Asset retirement obligations - long-term portion	$105,354

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Long-Term Debt

The following table presents the Company’s consolidated debt obligations at the dates indicated:

	June 30,	December 31,
	2022	2021

	(In thousands)
Revolving Credit Facility (1)	$215,000	$230,000
Total long-term debt	$215,000	$230,000
(1)	The carrying amount of the Company’s Revolving Credit Facility approximates fair value because the interest rates are variable and reflective of market rates.

Revolving Credit Facility

OLLC, the Company’s wholly owned subsidiary, is a party to a reserve-based revolving credit facility (the “Revolving Credit Facility”), subject to a borrowing base of $225.0 million as of June 30, 2022, which is guaranteed by the Company and all of its current subsidiaries. The Revolving Credit Facility matures on November 2, 2023. The Company’s borrowing base under its Revolving Credit Facility is subject to redetermination on at least a semi-annual basis, primarily based on a reserve engineering report.

As of June 30, 2022, the Company was in compliance with all the financial (current ratio and total leverage ratio) and non-financial covenants associated with its Revolving Credit Facility.

On June 20, 2022, OLLC entered into the Borrowing Base Redetermination Agreement and Sixth Amendment to Credit Agreement, among OLLC, Amplify Acquisitionco LLC, a Delaware limited liability company, the guarantors party thereto, the lenders party thereto and KeyBank National Association, as administrative agent (the “Sixth Amendment”). The Sixth Amendment amends the Revolving Credit Facility to, among other things:

●	terminate the automatic monthly reductions of the borrowing base;
●	reaffirm the borrowing base under the Revolving Credit Facility at $225.0 million; and
●	modify the affirmative hedging covenant.

The Fall 2021 semi-annual borrowing base redetermination in November 2021, resulted in (1) the reaffirmation of the $245.0 million borrowing base and (2) subsequent reductions to the borrowing base of $5.0 million per month beginning February 28, 2022 and continuing until the completion of the next regularly scheduled redetermination. The Company completed the regularly scheduled redetermination in June 2022.

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid, excluding commitment fees, on the Company’s consolidated variable-rate debt obligations for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revolving Credit Facility	4.54%	3.65%	4.16%	3.66%

Letters of Credit

At June 30, 2022, the Company had no letters of credit outstanding.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with the Company’s Revolving Credit Facility was $0.7 million at June 30, 2022.

Paycheck Protection Program

On April 24, 2020, the Company received a $5.5 million from the Paycheck Protection Program (the “PPP Loan”). The PPP Loan was established as part of the Coronavirus Aid, Relief, and Economic Security Act to provide loans to qualifying businesses. The PPP Loan was not part of the Revolving Credit Facility as described above. The loan and accrued interest were potentially forgivable provided that the borrower uses the loan proceeds for eligible purposes. The term of the Company’s PPP Loan was two years with an annual interest rate of 1% and no payments of principal or interest due during the six-month period beginning on the date of the PPP Loan. The Company applied for forgiveness of the amount due on the PPP Loan based on spending the loan proceeds on eligible expenses as defined by the statute. On June 22, 2021, KeyBank notified the Company that the PPP Loan had been approved for full and complete forgiveness by the Small Business Association. For the three and six months ended June 30, 2021, the Company reported a gain on extinguishment of debt of $5.5 million for the PPP Loan forgiveness in the Unaudited Condensed Consolidated Statements of Operations.

Note 8. Equity (Deficit)

Common Stock

The Company’s authorized capital stock includes 250,000,000 shares of common stock, $0.01 par value per share. The following is a summary of the changes in the Company’s common stock issued for the six months ended June 30, 2022:

Common Stock
Balance, December 31, 2021	38,024,142
Issuance of common stock	—
Restricted stock units vested	399,930
Shares withheld for taxes (1)	(92,704)
Balance, June 30, 2022	38,331,368
(1)	Represents the net settlement on vesting of restricted stock necessary to satisfy the minimum statutory tax withholding requirements.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Earnings per Share

The following sets forth the calculation of earnings (loss) per share, or EPS, for the periods indicated (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income (loss)	$29,220	$(35,023)	$(19,394)	$(54,351)
Less: Net income allocated to participating securities	1,402	—	—	—
Basic and diluted earnings available to common stockholders	$27,818	$(35,023)	$(19,394)	$(54,351)

Common shares:
Common shares outstanding — basic	38,330	37,983	38,256	37,907
Dilutive effect of potential common shares	—	—	—	—
Common shares outstanding — diluted	38,330	37,983	38,256	37,907

Net earnings (loss) per share:
Basic	$0.73	$(0.92)	$(0.51)	$(1.43)
Diluted	$0.73	$(0.92)	$(0.51)	$(1.43)
Antidilutive warrants (1)	—	2,174	—	2,174
(1)	Amount represents warrants to purchase common stock that are excluded from the diluted net earnings per share calculations because of their antidilutive effect.

Note 10. Long-Term Incentive Plans

In May 2021, the shareholders approved a new Equity Incentive Plan (“EIP”) in which the Legacy Amplify Management Incentive Plan (the “Legacy Amplify MIP”) and the Legacy Amplify 2017 Non-Employee Directors Compensation Plan (the “Legacy Amplify Non-Employee Directors Compensation Plan”) were replaced by the EIP and no further awards will be allowed to be granted under the Legacy Amplify MIP or the Legacy Amplify Non-Employee Directors Compensation Plan. As of June 30, 2022, an aggregate of 1,553,416 shares were available for future grants under the EIP.

Restricted Stock Units

Restricted Stock Units with Service Vesting Condition

The restricted stock units with service vesting conditions (“TSUs”) are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a straight-line basis over the requisite service period and forfeitures are accounted for as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost associated with the TSUs was $4.2 million at June 30, 2022. The Company expects to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 2.3 years.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information regarding the TSUs granted under the EIP for the period presented:

		Weighted-
		Average Grant-
	Number of	Date Fair Value
	Units	per Unit (1)
TSUs outstanding at December 31, 2021	1,074,420	$3.66
Granted (2)	844,676	$3.64
Forfeited	(24,375)	$3.52
Vested	(347,502)	$3.62
TSUs outstanding at June 30, 2022	1,547,219	$3.66
(1)	Determined by dividing the aggregate grant-date fair value of awards by the number of awards issued.
(2)	The aggregate grant-date fair value of TSUs issued for the six months ended June 30, 2022 was $3.1 million based on a grant date market price at $3.64 per share.

Restricted Stock Units with Market and Service Vesting Conditions

The restricted stock units with market and service vesting conditions (“PSUs”) are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a graded-vesting basis. As such, the Company recognizes compensation cost over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards. The Company accounts for forfeitures as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost related to the PSUs was less than $0.1 million at June 30, 2022. The Company expects to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 0.9 years.

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

The following table summarizes information regarding the PSUs granted under the EIP for the period presented:

		Weighted-
		Average Grant-
	Number of	Date Fair Value
	Units	per Unit (1)
PSUs outstanding at December 31, 2021	65,940	$2.87
Granted	—	$—
Forfeited	(8,864)	$2.11
Vested	—	$—
PSUs & outstanding at June 30, 2022	57,076	$2.99
(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

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

The 2022 PRSUs were issued with a three year vesting period beginning on the grant date and ending on the third anniversary of the grant date. Vesting of PRSUs can range from zero to 200% of the target units granted based on the Company’s relative total shareholder return as compared to the total shareholder return of the Company’s performance peer group over the performance period. The fair value of each PRSU award was estimated on their grant dates using a Monte Carlo simulation. The unrecognized cost associated with the PRSUs was $1.2 million at June 30, 2022. The Company expects to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 2.4 years.

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

The ranges for the assumptions used in the Monte Carlo model for the PRSUs granted during 2022 are presented as follows:

2022
Expected volatility	120.8%
Dividend yield	0.00%
Risk-free interest rate	1.38%

The following table summarizes information regarding the PRSUs granted under the EIP for the period presented:

		Weighted-
		Average Grant-
	Number of	Date Fair Value
	Units	per Unit (1)
PRSUs outstanding at December 31, 2021	196,377	$1.94
Granted (2)	189,904	$6.20
Forfeited	—	$—
Vested	(49,095)	$1.24
PRSUs outstanding at June 30, 2022	337,186	$4.44
(1)	Determined by dividing the aggregate grant-date fair value of awards by the number of awards issued.
(2)	The aggregate grant-date fair value of PRSUs issued for the six months ended June 30, 2022 was $1.2 million based on a calculated fair value price at $6.20 per share.

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

Weighted-
Average Grant-
	Number of	Date Fair Value
	Units	per Unit (1)
Board RSUs outstanding at December 31, 2021	3,333	$5.12
Granted	—	$—
Forfeited	—	$—
Vested	(3,333)	$5.12
Board RSUs outstanding at June 30, 2022	—	$—
(1)	Determined by dividing the aggregate grant-date fair value of awards by the number of awards issued.

Compensation Expense

The following table summarizes the amount of recognized compensation expense associated with the EIP, which are reflected in the accompanying Unaudited Condensed Consolidated Statements of Operations for the periods presented (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Equity classified awards
TSUs	690	582	1,281	657
PSUs and PRSUs	164	105	217	128
Board RSUs	1	4	5	8
	$855	$691	$1,503	$793

Note 11. Leases

The Company has leases for office space and equipment in its corporate office and operating regions as well as warehouse space, vehicles, compressors and surface rentals related to its business operations. In addition, the Company has offshore Southern California pipeline right-of-way use agreements. Most of the Company’s leases, other than its corporate office lease, have an initial term and may be extended on a month-to-month basis after expiration of the initial term. Most of the Company’s leases can be terminated with 30-day prior written notice. The majority of its month-to-month leases are not included as a lease liability in its balance sheet under ASC 842 because continuation of the lease is not reasonably certain. Additionally, the Company elected the short-term practical expedient to exclude leases with a term of twelve months or less. For the quarter ended June 30, 2022, all of the Company’s leases qualified as operating leases and it did not have any existing or new leases qualifying as financing leases or variable leases.

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

For the six months ended June 30, 2022 and 2021, the Company recognized approximately $0.7 million and $1.2 million, respectively, of costs relating to the operating leases in the Unaudited Condensed Consolidated Statements of Operations.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information related to the Company’s lease liabilities is included in the table below:

	For the Six Months Ended
	June 30,
	2022	2021

	(In thousands)
Non-cash amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,874	$729

The following table presents the Company’s right-of-use assets and lease liabilities for the period presented:

	June 30,	December 31,
	2022	2021

	(In thousands)
Right-of-use asset	$6,589	$2,716

Lease liabilities:
Current lease liability	583	777
Long-term lease liability	6,297	2,017
Total lease liability	$6,880	$2,794

The following table reflects the Company’s maturity analysis of the minimum lease payment obligations under non-cancelable operating leases with a remaining term in excess of one year (in thousands):

	Office and	Leased vehicles
	warehouse	and office
	leases	equipment	Total
Remaining 2022	$655	$157	$812
2023	1,311	304	1,615
2024	1,311	95	1,406
2025	1,311	16	1,327
2026 and thereafter	3,390	—	3,390
Total lease payments	7,978	572	8,550
Less: interest	1,641	29	1,670
Present value of lease liabilities	$6,337	$543	$6,880

The weighted average remaining lease terms and discount rate for all of the Company’s operating leases for the period presented:

	June 30,
	2022	2021
Weighted average remaining lease term (years):
Office and warehouse space	5.92	0.30
Vehicles	0.10	0.77
Office equipment	0.06	0.02
Weighted average discount rate:
Office leases	5.60%	2.57%
Vehicles	0.16%	1.57%
Office equipment	0.15%	0.14%

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Supplemental Disclosures to the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Cash Flows

Accrued Liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	June 30,	December 31,
	2022	2021
Accrued liability - pipeline incident	$15,994	$34,417
Accrued lease operating expense	9,226	9,271
Accrued capital expenditures	7,430	1,631
Accrued production and ad valorem tax	5,999	3,277
Accrued commitment fee and other expense	5,164	2,882
Accrued general and administrative expense	3,186	4,555
Asset retirement obligations	1,257	1,016
Operating lease liability	583	777
Other	65	—
Accrued liabilities	$48,904	$57,826

Accounts Receivable

Accounts receivable consisted of the following at the dates indicated (in thousands):

	June 30,	December 31,
	2022	2021
Oil and natural gas receivables	$48,492	$32,428
Insurance receivable - pipeline incident	26,485	55,765
Joint interest owners and other	4,472	5,409
Total accounts receivable	79,449	93,602
Less: allowance for doubtful accounts	(1,641)	(1,635)
Total accounts receivable, net	$77,808	$91,967

Supplemental Cash Flows

Supplemental cash flows for the periods presented (in thousands):

	For the Six Months Ended
	June 30,
	2022	2021
Supplemental cash flows:
Cash paid for interest, net of amounts capitalized	$4,502	$4,429
Cash paid for reorganization items, net	—	6
Cash paid for taxes	35	—

Noncash investing and financing activities:
Increase (decrease) in capital expenditures in payables and accrued liabilities	7,605	5,203

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Related Party Transactions

Related Party Agreements

There have been no transactions between the Company and any related person in which the related person had a direct or indirect material interest for the three and six months ended June 30, 2022 and 2021.

Note 14. Commitments and Contingencies

Litigation and Environmental

As of June 30, 2022, the Company had no material contingent liabilities recorded in its Unaudited Condensed Consolidated Financial Statements associated with any litigation, pending or threatened.

Although the Company is insured against various risks to the extent it believes it is prudent, there is no assurance that the nature and amount of such insurance will be adequate, in every case, to indemnify it against liabilities arising from future legal proceedings.

At June 30, 2022 and December 31, 2021, the Company had no environmental reserves recorded in its Unaudited Condensed Consolidated Balance Sheet.

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

Minimum Volume Commitment

The Company is party to a gas purchase, gathering and processing contract in Oklahoma, which includes certain minimum NGL commitments. To the extent the Company does not deliver natural gas volumes in sufficient quantities to generate, when processed, the minimum levels of recovered NGLs, it would be required to reimburse the counterparty an amount equal to the sum of the monthly shortfall, if any, multiplied by a fee. The Company is not meeting the minimum volume required under this contractual provision. The commitment fee expense for the three and six months ended June 30, 2022 was approximately $0.7 million and $1.1 million, respectively. The minimum volume commitment for Oklahoma ends on June 30, 2023.

The Company is party to a gas purchase, gathering and processing contract in East Texas, which includes certain minimum gas commitments. The Company is not meeting the minimum volume required under this contractual provision. The commitment fee expense for the three and six months ended June 30, 2022, was approximately $0.6 million and $1.1 million, respectively. The minimum volume commitment for East Texas ends on November 30, 2022.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sinking Fund Trust Agreement

Beta Operating Company, LLC, a wholly owned subsidiary, assumed an obligation with a third party to make payments into a sinking fund in connection with its 2009 acquisition of the Company properties in federal waters offshore Southern California, the purpose of which is to provide funds adequate to decommission the portion of the San Pedro Bay Pipeline that lies within state waters and the surface facilities. Under the terms of the agreement, the operator of the properties is obligated to make monthly deposits into the sinking fund account in an amount equal to $0.25 per barrel of oil and other liquid hydrocarbon produced from the acquired working interest. Interest earned in the account stays in the account. The obligation to fund ceases when the aggregate value of the account reaches $4.3 million. As of June 30, 2022, the account balance included in restricted investments was approximately $4.3 million.

Supplemental Bond for Decommissioning Liabilities Trust Agreement

Beta Operating Company, LLC (“Beta”), a wholly owned subsidiary of the Company, has an obligation with the BOEM in connection with its 2009 acquisition of the Company’s properties in federal waters offshore Southern California. The Company supports this obligation with $161.3 million of A-rated surety bonds. As of June 30, 2022, the account balance included in restricted investments was $4.3 million.

Note 15. Income Taxes

The Company had no income tax expense for the three and six months ended June 30, 2022 and 2021, respectively. The Company’s effective tax rate was 0% for the three and six months ended June 30, 2022 and 2021, respectively. The effective tax rates for the three and six months ended June 30, 2022 and 2021 are different from the statutory U.S. federal income tax rate primarily due to the Company’s recorded valuation allowances.

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

On October 5, 2021, the Unified Command announced that reports from its contracted commercial divers and Remotely Operated Vehicle footage indicated that a 4,000-foot section of the Company’s pipeline had been displaced with a maximum lateral movement of approximately 105 feet and that the pipeline had a 13-inch split, running parallel to the pipe. On October 14, 2021, the U.S. Coast Guard announced that it had a high degree of confidence the size of the release was approximately 588 barrels of oil, which is below the previously reported maximum estimate of 3,134 barrels. On October 16, 2021, the U.S. Coast Guard announced that it had identified the Mediterranean Shipping Company (DANIT) as a “vessel of interest” and its owner Dordellas Finance Corporation and operator Mediterranean Shipping Company, S.A. as parties in interest in connection with an anchor-dragging incident, in January 2021 (the “Anchor Dragging Incident”), which occurred in close proximity to the Company’s pipeline, and that additional vessels of interest continued to be investigated. On November 19, 2021, the U.S. Coast Guard announced that it had identified the COSCO (Beijing) as another vessel involved in the Anchor Dragging Incident and named its owner Capetanissa Maritime Corporation of Liberia and its operator V.Ships Greece Ltd. as parties in interest. The cause, timing and details regarding the Incident remain under investigation.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company is currently subject to a number of ongoing investigations related to the Incident by certain federal and state agencies. To date, the U.S. Coast Guard, the U.S. Bureau of Ocean Energy Management, the U.S. Department of Justice, PHMSA, the U.S. Department of the Interior Bureau of Safety and Environmental Enforcement, the California Department of Justice, the Orange County District Attorney, the Los Angeles County District Attorney, and the California Department of Fish & Wildlife are conducting investigations or examinations of the Incident. On April 8, 2022, in light of the allegations raised in the December 15, 2021 federal indictment, the Company received a Show Cause Notice from the U.S. Environmental Protection Agency (“EPA”) asking the Company to provide information as to why it should not be suspended from participating in future Federal contracting and assisting activities pursuant to 2 C.F.R. § 180.700(a), (c) and 2 C.F.R. § 180.800(a)(4). On April 22, 2022, the Company responded to the Show Cause Notice and is working cooperatively with the EPA in connection with this matter. Other federal agencies may or have commenced investigations and proceedings, and may initiate enforcement actions seeking penalties and other relief under the Clean Water Act and other statutes. Amplify continues to comply with all regulatory requirements and investigations. The outcomes of these investigations and the nature of any remedies pursued will depend on the discretion of the relevant authorities and may result in regulatory or other enforcement actions, as well as civil and criminal liability.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company and two subsidiaries have been named as defendants in a consolidated putative class action in the United States District Court for the Central District of California. Plaintiffs filed a consolidated class action complaint on January 28, 2022 and an amended complaint on March 21, 2022. Plaintiffs assert claims against the Company, Beta Operating Company, LLC, San Pedro Bay Pipeline Company, MSC Mediterranean Shipping Company, Dordellas Finance Corp., the MSC Danit (proceeding in rem), Costamare Shipping Co. S.A., Capetanissa Maritime Corporation of Liberia, V.Ships Greece Ltd., and the COSCO Beijing (proceeding in rem). The Company filed a third-party complaint on February 28, 2022, and an amended complaint on June 21, 2022. The Company sued the same shipping defendants and has added claims against the Marine Exchange of Los Angeles-Long Beach Harbor, COSCO Shipping Lines Co. Ltd., COSCO (Cayman) Mercury Co. Ltd., and Mediterranean Shipping Company S.r.l. The Company has moved to dismiss the Plaintiffs’ complaint, and the Marine Exchange of Los Angeles-Long Beach Harbor and certain of the shipping defendants have moved to dismiss the Company’s complaint. A hearing on the motions to dismiss is scheduled for August 25, 2022. Further, MSC Mediterranean Shipping Company, Dordellas Finance Corp., and Capetanissa Maritime Corporation of Liberia have filed petitions for limitations of liability under maritime law in the United States District Court for the Central District of California. The court consolidated the limitation actions into a single limitation action and also coordinated discovery between the consolidated limitation and the consolidated class actions. Resolution of the civil litigation may take considerable time, and it is not possible at this time to estimate the Company’s potential liability resulting from these actions.

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

The Company currently estimates that the total costs it has incurred or will incur with respect to the Incident to be approximately $110.0 million to $130.0 million, which is primarily related to (i) actual and projected response and remediation expenses incurred under the direction of the Unified Command and (ii) estimates for certain legal fees. These estimates consider currently available facts and presently enacted laws and regulations. The Company has made assumptions regarding (i) the probable and estimable amounts expected to be settled with certain vendors for response and remediation expenses and (ii) the resolution of certain third-party claims, excluding claims with respect to losses, which are not probable and reasonably estimable, and (iii) future claims and lawsuits. The Company’s estimates do not include (i) the nature, extent and cost of future legal services that will be required in connection with all lawsuits, claims and other matters requiring legal or expert advice associated with the Incident, (ii) any lost revenue associated with the suspension of operations at Beta, (iii) any liabilities or costs that are not reasonably estimable at this time or that relate to contingencies where the Company currently regards the likelihood of loss as being only reasonably possible or remote and (iv) the costs associated with the permanent repair of the pipeline and the restart of the Beta operations. The Company believes it has accrued adequate amounts for all probable and reasonably estimable costs; however, this estimate is subject to uncertainties associated with the assumptions that it has made. For example, settlements with vendors for response and remediation expenses could turn out to be significantly higher or lower than the Company has estimated. Accordingly, as the Company’s assumptions and estimates may change in future periods based on future events and total costs may materially increase, the Company can provide no assurance that it will not have to accrue significant additional costs in future periods with respect to the Incident.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2022, the Company incurred total aggregate gross costs of $18.7 million. Of these costs, the Company has received, or expects that it is probable that it will receive, $13.0 million in insurance recoveries. The remaining amount of $5.7 million, which primarily relates to certain legal costs, is not expected to be recovered under an insurance policy and is classified as “Pipeline Incident Loss” on the Company’s Unaudited Condensed Consolidated Statements of Operations.

On June 30, 2022, and December 31, 2021, the Company’s insurance receivables were $26.5 million and $49.1 million, respectively. For the six months ended June 30, 2022, the Company received $35.7 million in insurance recoveries.

Additionally, during the six months ended June 30, 2022, the Company recognized $26.2 million related to approved loss of production income (“LOPI”) insurance proceeds, which is classified as “Other Revenues” in the Company’s Unaudited Condensed Consolidated Statements of Operations.

Subsequent to June 30, 2022, the Company received approval for approximately $6.2 million of LOPI proceeds for the period from July 1, 2022 through August 12, 2022.

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

Additionally, oil, natural gas and NGLs prices increased in the first half of 2022 when compared to the same period of 2021 and, as a result, we experienced a significant increase in revenues. We continue to monitor the impact of the actions of the Organization of the Petroleum Exporting Countries and other large producing nations, the Russia-Ukraine conflict, global inventories of oil and gas and the uncertainty associated with recovering oil demand, future monetary policy and governmental policies aimed at transitioning towards lower carbon energy. We expect prices for some or all of the commodities to remain volatile. Other factors such as the duration of the COVID-19 pandemic and the speed and effectiveness of vaccine distributions or other medical advances to combat the virus may impact the recovery of world economic growth and the demand for oil, natural gas and NGLs.

Recent Developments

Borrowing Base Redetermination and Sixth Amendment

On June 21, 2022, OLLC entered into the Sixth Amendment. The Sixth Amendment amends the Revolving Credit Facility to, among other things:

●	terminate the automatic monthly reductions of the borrowing base;
●	reaffirm the borrowing base under the Revolving Credit Facility at $225.0 million; and
●	modify the affirmative hedging covenant.

Special Case Royalty Relief

On June 8, 2022, the Special Case Royalty Relief for our interest in the Beta Unit was terminated.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates, including a discussion regarding the estimation uncertainty and the impact that our critical accounting estimates have had, or are reasonably likely to have, on our financial condition or results of operations, are described in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K. Significant estimates include, but are not limited to, oil and natural gas reserves; fair value estimates; revenue recognition; and contingencies and insurance accounting. These estimates, in our opinion, are subjective in nature, require the use of professional judgment and involve complex analysis.

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

Results of Operations

The results of operations for the three and six months ended June 30, 2022 and 2021 have been derived from our unaudited condensed consolidated financial statements. The comparability of the results of operations among the periods presented below is impacted by the Incident and suspension of operations at our Beta properties.

The following table summarizes certain of the results of operations for the periods indicated.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	($ In thousands except per unit amounts)
Oil and natural gas sales	$112,878	$80,338	$206,750	$152,669
Other revenues	8,899	55	26,460	193
Lease operating expense	33,285	28,653	66,205	57,559
Gathering, processing and transportation	7,281	5,050	15,291	9,629
Taxes other than income	8,623	5,071	16,176	9,684
Depreciation, depletion and amortization	5,864	7,389	11,499	14,736
General and administrative expense	8,628	6,030	16,399	12,951
Loss (gain) on commodity derivative instruments	18,571	63,898	111,975	98,486
Pipeline incident loss	5,092	—	5,672	—
Interest expense, net	3,084	3,137	5,525	6,249
Gain on extinguishment of debt	—	5,516	—	5,516
Net income (loss)	29,220	(35,023)	(19,394)	(54,351)

Oil and natural gas revenues:
Oil sales	$58,918	$56,510	$111,292	$106,205
NGL sales	13,604	8,876	27,085	16,547
Natural gas sales	40,356	14,952	68,373	29,917
Total oil and natural gas revenues	$112,878	$80,338	$206,750	$152,669

Production volumes:
Oil (MBbls)	557	905	1,137	1,824
NGLs (MBbls)	347	368	685	710
Natural gas (MMcf)	5,725	6,161	11,235	11,922
Total (MBoe)	1,858	2,300	3,695	4,521
Average net production (MBoe/d)	20.4	25.3	20.4	25.0

Average realized sales price (excluding commodity derivatives):
Oil (per Bbl)	$105.79	$62.47	$97.84	$58.21
NGL (per Bbl)	39.18	24.09	39.51	23.30
Natural gas (per Mcf)	7.05	2.43	6.09	2.51
Total (per Boe)	$60.74	$34.93	$55.95	$33.76

Average unit costs per Boe:
Lease operating expense	$17.91	$12.46	$17.92	$12.73
Gathering, processing and transportation	3.92	2.20	4.14	2.13
Taxes other than income	4.64	2.20	4.38	2.14
General and administrative expense	4.64	2.62	4.44	2.86
Depletion, depreciation and amortization	3.16	3.21	3.11	3.26

For the Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

Net income of $29.2 million and a net loss of $35.0 million were recorded for the three months ended June 30, 2022 and 2021, respectively.

Oil, natural gas and NGL revenues were $112.9 million and $80.3 million for the three months ended June 30, 2022 and 2021, respectively. Average net production volumes were approximately 20.4 MBoe/d and 25.3 MBoe/d for the three months ended June 30, 2022 and 2021, respectively. The change in production volumes was primarily due to the suspension of operations at our Beta properties and natural declines. For the three months ended June 30, 2021, production from our Beta properties was 3.6 MBoe/d. The average realized sales price was $60.74 per Boe and $34.93 per Boe for the three months ended June 30, 2022 and 2021, respectively. The increase in average realized sales price was primarily due to the increase in commodity prices.

Other revenues were $8.9 million and less than $0.1 million for the three months ended June 30, 2022 and 2021, respectively. For the three months ended June 30, 2022, we recognized $8.8 million of LOPI proceeds related to the suspension of operations at our Beta properties resulting from the Incident which includes two months of LOPI.

Lease operating expense was $33.3 million and $28.7 million for the three months ended June 30, 2022 and 2021, respectively. The change in lease operating expense was primarily related to a $2.8 million increase in workover expense and an increase of $2.1 million in lease operating expenses, offset by the natural decline in production. The increase was primarily attributable to increased expense workover projects in Oklahoma and the Rockies. On a per Boe basis, lease operating expense was $17.91 and $12.46 for the three months ended June 30, 2022 and 2021, respectively. The change in lease operating expense on a per Boe basis was due mainly to higher costs and lower production.

Gathering, processing and transportation was $7.3 million and $5.1 million for the three months ended June 30, 2022 and 2021, respectively. The increase was primarily attributable to marketing our own natural gas in Oklahoma, resulting in a reclassification of certain revenue deductions to gathering, processing and transportation expenses. On a per Boe basis, gathering, processing and transportation was $3.92 and $2.20 for the three months ended June 30, 2022 and 2021, respectively. The change on a per BOE basis primarily related to higher commodity prices and the accounting reclassification discussed above.

Taxes other than income were $8.6 million and $5.1 million for the three months ended June 30, 2022 and 2021, respectively. The increase in taxes other than income is due to an increase in production taxes as a result of the increase in commodity prices. On a per Boe basis, taxes other than income were $4.64 and $2.20 for the three months ended June 30, 2022 and 2021, respectively. The change in taxes other than income on a per Boe basis was primarily due to the increase in commodity prices.

DD&A expense was $5.9 million and $7.4 million for the three months ended June 30, 2022 and 2021, respectively. The change in DD&A expense was primarily due to a decrease in production of 442 MBoe, which equates to a decrease of approximately $1.4 million.

General and administrative expense was $8.6 million and $6.0 million for the three months ended June 30, 2022 and 2021, respectively. The change in general and administrative expense was primarily related to (1) an increase of $1.4 million in salaries and other payroll benefits; (2) an increase of $0.6 million in legal expenses, and (3) an increase of $0.7 million in professional services.

Net loss on commodity derivative instruments of $18.6 million were recognized for the three months ended June 30, 2022, consisting of a $30.0 million increase in the fair value of open positions and $48.6 million of cash settlements paid on expired positions. Net loss on commodity derivative instruments of $63.9 million was recognized for the three months ended June 30, 2021, consisting of a $47.0 million decrease in the fair value of open positions and $16.9 million of cash settlements paid on expired positions.

Pipeline incident loss was $5.1 million for the three months ended June 30, 2022. The $5.1 million reflects legal expenses that the Company has determined will not be reimbursed through the insurance claims process. No expense was recorded for the three months ended June 30, 2021. See Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

Interest expense, net was $3.1 million and $3.1 million for the three months ended June 30, 2022 and 2021, respectively. Interest expense included a gain position on our interest rate swaps of $0.3 million for the three months ended June 30, 2022, compared to a loss position on interest rate swaps of less than $0.1 million for the three months ended June 30, 2021. In addition, we had an increase of $0.3 million in interest expense due to higher rates on our Revolving Credit Facility.

Average outstanding borrowings under our Revolving Credit Facility were $219.4 million and $242.8 million for the three months ended June 30, 2022 and 2021, respectively.

For the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Net losses of $19.4 million and $54.4 million were recorded for the six months ended June 30, 2022 and 2021, respectively.

Oil, natural gas and NGL revenues were $206.8 million and $152.7 million for the six months ended June 30, 2022 and 2021, respectively. Average net production volumes were approximately 20.4 MBoe/d and 25.0 MBoe/d for the six months ended June 30, 2022 and 2021, respectively. The change in production volumes was primarily due to the suspension of operations at our Beta properties and natural declines. During the first half of 2021, production from our Beta properties was 3.6 MBoe/d. The average realized sales price was $55.95 per Boe and $33.76 per Boe for the six months ended June 30, 2022 and 2021, respectively. The increase in average realized sales price was primarily due to the increase in commodity prices.

Other revenues were $26.5 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively. During the first half of 2022, we recognized $26.2 million of LOPI proceeds related to the suspension of operations at our Beta properties resulting from the Incident which includes six months of LOPI.

Lease operating expense was $66.2 million and $57.6 million for the six months ended June 30, 2022 and 2021, respectively. The change in lease operating expense was primarily related to a $5.5 million increase in workover expense and $4.7 million increase in lease operating expense, offset by the natural decline in production. The increase was primarily attributable to increased expense workover projects in Oklahoma and the Rockies. On a per Boe basis, lease operating expense was $17.92 and $12.73 for the six months ended June 30, 2022 and 2021, respectively. The change in lease operating expense on a per Boe basis was due mainly to higher costs and lower production.

Gathering, processing and transportation was $15.3 million and $9.6 million for the six months ended June 30, 2022 and 2021, respectively. The increase was primarily attributable to marketing our own natural gas in Oklahoma, resulting in a reclassification of certain revenue deductions to gathering, processing and transportation expenses. On a per Boe basis, gathering, processing and transportation was $4.14 and $2.13 for the six months ended June 30, 2022 and 2021, respectively. The change on a per BOE basis primarily related to higher commodity prices and the accounting reclassification discussed above.

Taxes other than income were $16.2 million and $9.7 million for the six months ended June 30, 2022 and 2021, respectively. The increase in taxes other than income is due to an increase in production taxes as a result of the increase in commodity prices. On a per Boe basis, taxes other than income were $4.38 and $2.14 for the six months ended June 30, 2022 and 2021, respectively. The change in taxes other than income on a per Boe basis was primarily due to the increase in commodity prices.

DD&A expense was $11.5 million and $14.7 million for the six months ended June 30, 2022 and 2021, respectively. The change in DD&A expense was primarily due to a decrease in production of 826 MBoe, which equates to a decrease of approximately $2.7 million.

General and administrative expense was $16.4 million and $13.0 million for the six months ended June 30, 2022 and 2021, respectively. The change in general and administrative expense was primarily related to (1) an increase of $1.6 million in salaries and other payroll benefits, (2) an increase of $0.7 million in stock compensation expense, (3) an increase of $0.7 million in legal expenses, and (4) an increase of $0.4 million in professional services.

Net loss on commodity derivative instruments of $112.0 million were recognized for the six months ended June 30, 2022, consisting of a $32.4 million decrease in the fair value of open positions and $79.5 million of cash settlements paid on expired positions. Net losses on commodity derivative instruments of $98.5 million was recognized for the six months ended June 30, 2021, consisting of a $71.0 million decrease in the fair value of open positions and $27.5 million of cash settlements paid on expired positions.

Pipeline incident loss was $5.7 million for the six months ended June 30, 2022. The $5.7 million reflects legal expenses that the Company has determined will not be reimbursed through the insurance claims process. No expense was recorded for the six months ended June 30, 2021. See Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

Interest expense, net was $5.5 million and $6.2 million for the six months ended June 30, 2022 and 2021, respectively. Interest expense included a gain position on our interest rate swaps of $0.8 million for the six months ended June 30, 2022, compared to a gain position on interest rate swaps of less than $0.1 million for the six months ended June 30, 2021. In addition, we had an increase of $0.1 million in interest expense due to higher rates on our Revolving Credit Facility.

Average outstanding borrowings under our Revolving Credit Facility were $223.7 million and $248.0 million for the six months ended June 30, 2022 and 2021, respectively.

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

The following tables present our reconciliation of the Company’s net income (loss ) and cash flows from operating activities to Adjusted EBITDA, our most directly comparable GAAP financial measures, for each of the periods indicated.

Reconciliation of Net Income (Loss) to Adjusted EBITDA

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands)
Net income (loss)	$29,220	$(35,023)	$(19,394)	$(54,351)
Interest expense, net	3,084	3,137	5,525	6,249
DD&A	5,864	7,389	11,499	14,736
Accretion of AROs	1,749	1,638	3,469	3,253
Losses (gains) on commodity derivative instruments	18,571	63,898	111,975	98,486
Cash settlements (paid) received on expired commodity derivative instruments	(48,596)	(16,855)	(79,539)	(27,491)
Amortization of gain associated with terminated commodity derivatives	—	4,166	—	9,951
Pipeline incident loss	5,092	—	5,672	—
Acquisition and divestiture related expenses	36	7	41	19
Share-based compensation expense	856	903	1,496	1,234
Gain on extinguishment of debt	—	(5,516)	—	(5,516)
Exploration costs	10	7	26	23
Loss on settlement of AROs	396	5	415	73
Bad debt expense	(4)	91	6	94
Reorganization items, net	—	—	—	6
Other	—	—	—	16
Adjusted EBITDA	$16,278	$23,847	$41,191	$46,782

Reconciliation of Net Cash from Operating Activities to Adjusted EBITDA

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands)
Net cash provided by operating activities	$20,677	$20,845	$30,396	$36,403
Changes in working capital	(13,582)	(4,526)	(2,209)	(7,248)
Interest expense, net	3,084	3,137	5,525	6,249
Gain (loss) on interest rate swaps	286	(18)	843	44
Cash settlements paid (received) on interest rate swaps	93	476	307	940
Amortization of gain associated with terminated commodity derivatives	—	4,166	—	9,951
Pipeline incident loss	5,092	—	5,672	—
Amortization and write-off of deferred financing fees	(203)	(221)	(336)	(360)
Acquisition and divestiture related expenses	36	7	41	19
Income tax expense - current portion	—	—	—	—
Exploration costs	10	7	26	23
Plugging and abandonment cost	785	5	804	235
Reorganization items, net	—	—	—	6
Other	—	(31)	122	520
Adjusted EBITDA	$16,278	$23,847	$41,191	$46,782

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

Hedging. Commodity hedging has been and remains an important part of our strategy to reduce cash flow volatility. Our hedging activities are intended to support oil, NGL and natural gas prices at targeted levels and to manage our exposure to commodity price fluctuations. We intend to enter into commodity derivative contracts at times and on terms desired to maintain a portfolio of commodity derivative contracts covering at least 50%-60% of our estimated production from total proved developed producing reserves over a one-to-three-year period at any given point of time. We may, however, from time to time, hedge more or less than this approximate amount. Additionally, we may take advantage of opportunities to modify our commodity derivative portfolio to change the percentage of our hedged production volumes when circumstances suggest that it is prudent to do so. The current market conditions may also impact our ability to enter into future commodity derivative contracts.

We evaluate counterparty risks related to our commodity derivative contracts and trade credit. Should any of these financial counterparties not perform, we may not realize the benefit of some of our hedges under lower commodity prices. We sell our oil and natural gas to a variety of purchasers. Non-performance by a customer could also result in losses.

Capital Expenditures. Our total capital expenditures were approximately $20.4 million for the six months ended June 30, 2022, which were primarily related to capital workovers, maintenance and facilities located in Oklahoma, East Texas, the Rockies and non-operated drilling and completion activities in East Texas and the Eagle Ford.

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

As of June 30, 2022, we had a working capital deficit of $78.1 million primarily due to short-term derivatives of $80.0 million, accrued liabilities of $48.9 million, revenues payable of $24.5 million, and accounts payable of $35.0 million offset by accounts receivable of $77.8 million, cash on hand of $16.7 million and prepaid expenses of $15.2 million.

Debt Agreement

Revolving Credit Facility. On November 2, 2018, OLLC, as borrower, entered into the Revolving Credit Facility (as amended and supplemented to date). KeyBank serves as the administrative agent. Our borrowing base under our Revolving Credit Facility is subject to redetermination on at least a semi-annual basis primarily based on a reserve engineering report.

As of June 30, 2022, we had approximately $10.0 million of available borrowings under our Revolving Credit Facility.

As of June 30, 2022, we were in compliance with all the financial (current ratio and total leverage ratio) and non-financial covenants associated with our Revolving Credit Facility.

On June 20, 2022, OLLC entered into the Sixth Amendment. The Sixth Amendment amends the Revolving Credit Facility to, among other things:

●	terminate the automatic monthly reductions of the borrowing base;
●	reaffirm the borrowing base under the Revolving Credit Facility at $225.0 million; and
●	modify the affirmative hedging covenant.

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

Sinking fund payments. We have a funding requirement to fund a trust account to comply with supplemental regulatory bonding requirements related to our decommissioning obligations for our offshore Southern California production facilities. As of June 30, 2022, our future commitment under this agreement were $2.7 million for the remaining of 2022. See Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for the six months ended June 30, 2022 and 2021 have been derived from our Unaudited Condensed Consolidated Financial Statements. For information regarding the individual components of our cash flow amounts, see our Unaudited Condensed Consolidated Statements of Cash Flows included under “Item 1. Financial Statements” of this quarterly report.

	For the Six Months Ended
	June 30,
	2022	2021

	(In thousands)
Net cash provided by operating activities	$30,396	$36,403
Net cash used in investing activities	(16,914)	(11,575)
Net cash used in financing activities	(15,590)	(20,042)

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net cash provided by operating activities was $30.4 million and $36.4 million for the six months ended June 30, 2022 and 2021, respectively. Production volumes were approximately 20.4 MBoe/d and 25.0 MBoe/d for the six months ended June 30, 2022 and 2021, respectively. The average realized sales price was $55.95 per Boe and $33.76 per Boe for the six months ended June 30, 2022 and 2021, respectively. The change in average realized sales price was primarily due to the increase in commodity prices.

Net cash provided by operating activities for the six months ended June 30, 2022 included $79.5 million of cash paid on expired commodity derivative instruments compared to $27.5 million of cash paid on expired commodity derivatives for the six months ended June 30, 2021. For the six months ended June 30, 2022, we had net losses on commodity derivative instruments of $112.0 million compared to net losses of $98.5 million for the six months ended June 30, 2021.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2022 was $16.9 million, of which $12.9 million was used for additions to oil and natural gas properties. Net cash provided by investing activities for the six months ended June 30, 2021 was $11.6 million, of which $11.5 million was used for additions to oil and natural gas properties.

Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with our offshore Southern California properties. Additions to restricted investments were $4.0 million during the six months ended June 30, 2022.

Financing Activities. We had net repayments of $15.0 million and $20.0 million for the six months ended June 30, 2022 and 2021, respectively, related to our Revolving Credit Facility.

Off–Balance Sheet Arrangements

As of June 30, 2022, we had no off–balance sheet arrangements.

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

ITEM 4.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) and under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

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

PART II—OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

For a discussion of the legal proceedings associated with the Incident, see Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report and the annual financial statements and related notes included in our 2021 Form-10K.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes our repurchase activity during the three months ended June 30, 2022:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
			Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased	Paid per Share	or Programs	Plans or Programs (1)
(In thousands)
Common Shares Repurchased (1)
April 1, 2022 - April 30, 2022	2,304	$5.78	—	n/a
May 1, 2022 - May 31, 2022	—	$—	—	n/a
June 1, 2022 - June 30, 2022	—	$—	—	n/a
(1)	Common shares are generally net-settled by shareholders to cover the required withholding tax upon vesting. We repurchased the remaining vesting shares on the vesting date at current market price. See Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

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

3.3	—	Third Amended and Restated Bylaws of Amplify Energy Corp. (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35512) filed on November 15, 2021).

10.1	—

Borrowing Base Redetermination Agreement and Sixth Amendment to Credit Agreement, dated June 20, 2022, by and among Amplify Energy Operating LLC, Amplify Acquisitionco LLC, the guarantors party thereto, the lenders party thereto and KeyBank National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-35512) filed on June 21, 2022).

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

Amplify Energy Corp.
(Registrant)

Date:	August 3, 2022	By:	/s/ Jason McGlynn
		Name:	Jason McGlynn
		Title:	Senior Vice President and Chief Financial Officer

Date:	August 3, 2022	By:	/s/ Eric Dulany
		Name:	Eric Dulany
		Title:	Vice President and Chief Accounting Officer