Form 10-Q
period 2022-09-30
Amplify Energy Corp.
filed 2022-11-01
CIK 1533924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Securities Registered Pursuant to Section 12(b):

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AMPY	NYSE

As of October 28, 2022, the registrant had 38,442,805 outstanding shares of common stock, $0.01 par value outstanding.

AMPLIFY ENERGY CORP.

		Page

	Glossary of Oil and Natural Gas Terms	1
	Names of Entities	4
	Cautionary Note Regarding Forward-Looking Statements	5

PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements	8
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	8
	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021	9
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021	10
	Unaudited Condensed Consolidated Statements of Equity (Deficit) for the Three and Nine Months Ended September 30, 2022 and 2021	11
	Notes to Unaudited Condensed Consolidated Financial Statements	12
	Note 1 – Organization and Basis of Presentation	12
	Note 2 – Summary of Significant Accounting Policies	13
	Note 3 – Revenue	13
	Note 4 – Fair Value Measurements of Financial Instruments	14
	Note 5 – Risk Management and Derivative Instruments	15
	Note 6 – Asset Retirement Obligations	18
	Note 7 – Long-term Debt	19
	Note 8 – Equity (Deficit)	20
	Note 9 – Earnings per Share	21
	Note 10 – Long-Term Incentive Plans	21
	Note 11 – Leases	24
	Note 12 – Supplemental Disclosures to the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Cash Flows	26
	Note 13 – Related Party Transactions	27
	Note 14 – Commitments and Contingencies	27
	Note 15 – Income Taxes	28
	Note 16 – Southern California Pipeline Incident	29

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	44

PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Mine Safety Disclosures	45
Item 5.	Other Information	46
Item 6.	Exhibits	47

Signatures		48

i

GLOSSARY OF OIL AND NATURAL GAS TERMS

Analogous Reservoir: Analogous reservoirs, as used in resource assessments, have similar rock and fluid properties, reservoir conditions (depth, temperature, and pressure) and drive mechanisms, but are typically at a more advanced stage of development than the reservoir of interest and thus may provide concepts to assist in the interpretation of more limited data and estimation of recovery. When used to support proved reserves, analogous reservoir refers to a reservoir that shares all of the following characteristics with the reservoir of interest: (i) the same geological formation (but not necessarily in pressure communication with the reservoir of interest); (ii) the same environment of deposition; (iii) similar geologic structure; and (iv) the same drive mechanism.

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

CAUTIONARY NOTE REGARDING FORWARD–LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

●	business strategies;
●	ongoing impact of the oil incident that occurred off the coast of Southern California resulting from our pipeline operations (the “Pipeline”) at the Beta Field (the “Incident”);
●	acquisition and disposition strategy;
●	cash flows and liquidity;
●	financial strategy;
●	ability to replace the reserves we produce through drilling;
●	drilling locations;
●	oil and natural gas reserves;
●	technology;
●	realized oil, natural gas and NGL prices;
●	production volumes;
●	lease operating expense;
●	gathering, processing and transportation;
●	general and administrative expense;
●	future operating results;
●	ability to procure drilling and production equipment;
●	ability to procure oil field labor;
●	planned capital expenditures and the availability of capital resources to fund capital expenditures;
●	ability to access capital markets;
●	marketing of oil, natural gas and NGLs;
●	acts of God, fires, earthquakes, storms, floods, other adverse weather conditions, war, acts of terrorism, military operations or national emergency;
●	the occurrence or threat of epidemic or pandemic diseases, including the coronavirus (“COVID-19”) pandemic, or any government response to such occurrence or threat;

●	expectations regarding general economic conditions, including inflation;
●	competition in the oil and natural gas industry;
●	effectiveness of risk management activities;
●	environmental liabilities;
●	counterparty credit risk;
●	expectations regarding governmental regulation and taxation;
●	expectations regarding developments in oil-producing and natural-gas producing countries; and
●	plans, objectives, expectations and intentions.

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

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding shares)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$10,944	$18,799
Accounts receivable, net (see Note 12)	78,929	91,967
Short-term derivative instruments	442	—
Prepaid expenses and other current assets	16,060	15,018
Total current assets	106,375	125,784
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	828,691	799,532
Support equipment and facilities	147,358	145,324
Other	9,648	9,641
Accumulated depreciation, depletion and amortization	(652,008)	(634,212)
Property and equipment, net	333,689	320,285
Restricted investments	9,975	4,622
Operating lease - long term right-of-use asset	6,833	2,716
Other long-term assets	1,310	1,693
Total assets	$458,182	$455,100

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$25,034	$33,819
Revenues payable	25,439	20,374
Accrued liabilities (see Note 12)	59,888	57,826
Short-term derivative instruments	44,867	53,144
Total current liabilities	155,228	165,163
Long-term debt (see Note 7)	205,000	230,000
Asset retirement obligations	107,358	102,398
Long-term derivative instruments	5,684	9,664
Operating lease liability	7,042	2,017
Other long-term liabilities	13,193	10,699
Total liabilities	493,505	519,941
Commitments and contingencies (see Note 14)
Stockholders' equity (deficit):
Preferred stock, $0.01 par value: 50,000,000 shares authorized; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Warrants, 2,173,913 warrants issued and outstanding at December 31, 2021	—	4,788
Common stock, $0.01 par value: 250,000,000 shares authorized; 38,440,803 and 38,024,142 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	386	382
Additional paid-in capital	431,528	425,066
Accumulated deficit	(467,237)	(495,077)
Total stockholders' deficit	(35,323)	(64,841)
Total liabilities and equity	$458,182	$455,100

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Oil and natural gas sales	$112,812	$96,841	$319,562	$249,510
Other revenues	13,487	160	39,947	353
Total revenues	126,299	97,001	359,509	249,863

Costs and expenses:
Lease operating expense	32,048	34,486	98,253	92,045
Gathering, processing and transportation	7,483	5,047	22,774	14,676
Taxes other than income	9,152	6,024	25,328	15,708
Depreciation, depletion and amortization	6,296	7,000	17,795	21,736
General and administrative expense	6,965	6,448	23,364	19,399
Accretion of asset retirement obligations	1,773	1,665	5,242	4,918
Loss (gain) on commodity derivative instruments	(3,300)	46,653	108,675	145,139
Pipeline incident loss	2,606	—	8,278	—
Pipeline incident settlement	12,000	—	12,000	—
Other, net	93	9	534	105
Total costs and expenses	75,116	107,332	322,243	313,726
Operating income (loss)	51,183	(10,331)	37,266	(63,863)
Other income (expense):
Interest expense, net	(3,974)	(3,078)	(9,499)	(9,327)
Gain on extinguishment of debt	—	—	—	5,516
Other income (expense)	25	(61)	73	(141)
Total other income (expense)	(3,949)	(3,139)	(9,426)	(3,952)
Income (loss) before reorganization items, net and income taxes	47,234	(13,470)	27,840	(67,815)
Reorganization items, net	—	—	—	(6)
Income tax expense	—	—	—	—
Net income (loss)	$47,234	$(13,470)	$27,840	$(67,821)

Allocation of net income (loss) to:
Net income (loss) available to common stockholders	$44,962	$(13,470)	$26,530	$(67,821)
Net income (loss) allocated to participating securities	2,272	—	1,310	—
Net income (loss) available to Amplify Energy Corp.	$47,234	$(13,470)	$27,840	$(67,821)

Earnings (loss) per share: (See Note 9)
Basic and diluted earnings (loss) per share	$1.17	$(0.35)	$0.69	$(1.79)
Weighted average common shares outstanding:
Basic and diluted	38,441	37,996	38,318	37,937

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$27,840	$(67,821)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	17,795	21,736
Loss (gain) on derivative instruments	107,746	145,142
Cash settlements (paid) received on expired derivative instruments	(120,445)	(51,512)
Gain on extinguishment of debt	—	(5,516)
Accretion of asset retirement obligations	5,242	4,918
Share-based compensation (see Note 10)	2,224	1,436
Settlement of asset retirement obligations	(552)	(162)
Amortization and write-off of deferred financing costs	469	493
Bad debt expense	1	108
Changes in operating assets and liabilities:
Accounts receivable	4,737	(13,965)
Prepaid expenses and other assets	(1,579)	4,832
Payables and accrued liabilities	3,526	16,127
Other	2,326	(529)
Net cash provided by operating activities	49,330	55,287
Cash flows from investing activities:
Additions to oil and gas properties	(26,193)	(23,142)
Additions to other property and equipment	(7)	(515)
Additions to restricted investments	(5,353)	—
Other	—	404
Net cash used in investing activities	(31,553)	(23,253)
Cash flows from financing activities:
Advances on revolving credit facility	5,000	—
Payments on revolving credit facility	(30,000)	(25,000)
Deferred financing costs	(86)	(25)
Shares withheld for taxes	(546)	(29)
Other	—	—
Net cash used in financing activities	(25,632)	(25,054)
Net change in cash and cash equivalents	(7,855)	6,980
Cash and cash equivalents, beginning of period	18,799	10,364
Cash and cash equivalents, end of period	$10,944	$17,344

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(In thousands)

	Stockholders' Equity (Deficit)
			Additional
	Common		Paid-in	Accumulated
	Stock	Warrants	Capital	Deficit	Total
Balance at December 31, 2021	$382	$4,788	$425,066	$(495,077)	$(64,841)
Net income (loss)	—	—	—	(48,614)	(48,614)
Share-based compensation expense	—	—	518	—	518
Shares withheld for taxes	—	—	(66)	—	(66)
Other	2	—	(2)	—	—
Balance at March 31, 2022	384	4,788	425,516	(543,691)	(113,003)
Net income (loss)	—	—	—	29,220	29,220
Share-based compensation expense	—	—	856	—	856
Shares withheld for taxes	—	—	(464)	—	(464)
Expiration of warrants	—	(4,788)	4,788	—	—
Other	1	—	(1)	—	—
Balance at June 30, 2022	385	—	430,695	(514,471)	(83,391)
Net income (loss)	—	—	—	47,234	47,234
Share-based compensation expense	—	—	850	—	850
Shares withheld for taxes	—	—	(16)	—	(16)
Other	1	—	(1)	—	—
Balance at September 30, 2022	$386	$—	$431,528	$(467,237)	$(35,323)

	Stockholders' Equity (Deficit)
			Additional	Accumulated
	Common		Paid-in	Earnings
	Stock	Warrants	Capital	(Deficit)	Total
Balance at December 31, 2020	$378	$4,788	$424,104	$(463,007)	$(33,737)
Net income (loss)	—	—	—	(19,328)	(19,328)
Share-based compensation expense	—	—	(204)	—	(204)
Shares withheld for taxes	—	—	(5)	—	(5)
Other	3	—	(3)	—	—
Balance at March 31, 2021	381	4,788	423,892	(482,335)	(53,274)
Net income (loss)	—	—	—	(35,023)	(35,023)
Share-based compensation expense	—	—	934	—	934
Shares withheld for taxes	—	—	(12)	—	(12)
Balance at June 30, 2021	381	4,788	424,814	(517,358)	(87,375)
Net income (loss)	—	—	—	(13,470)	(13,470)
Share-based compensation expense	—	—	707	—	707
Shares withheld for taxes	—	—	(13)	—	(13)
Balance at September 30, 2021	$381	$4,788	$425,508	$(530,828)	$(100,151)

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

Additionally, oil, natural gas and NGLs prices increased during 2022 when compared to the same period of 2021 and, as a result, the Company experienced a significant increase in revenues. The Company continues to monitor the impact of the actions of the Organization of the Petroleum Exporting Countries and other large producing nations, the Russia-Ukraine conflict, global inventories of oil and gas and the uncertainty associated with recovering oil demand, inflation and future monetary policy, and governmental policies aimed at transitioning towards lower carbon energy. The Company expects prices for some or all of the commodities to remain volatile.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The COVID-19 pandemic and the Russia-Ukraine conflict continue to evolve, and the extent to which these events may impact the Company’s business, results of operations, financial condition and cash flows will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)
Revenues
Oil	$54,394	$63,172	$165,686	$169,377
NGLs	11,704	11,839	38,789	28,386
Natural gas	46,714	21,830	115,087	51,747
Oil and natural gas sales	$112,812	$96,841	$319,562	$249,510

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contract Balances

Under the Company’s sales contracts, the Company invoices customers once its performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s contracts do not give rise to contract assets or liabilities. Accounts receivable attributable to the Company’s revenue contracts with customers was $45.8 million at September 30, 2022 and $32.4 million at December 31, 2021.

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

The carrying values of accounts receivables, accounts payables (including accrued liabilities), restricted investments and amounts outstanding under long-term debt agreements with variable rates included in the accompanying Unaudited Condensed Consolidated Balance Sheets approximated fair value at September 30, 2022 and December 31, 2021. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair market values of the derivative financial instruments reflected on the accompanying Unaudited Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 were based on estimated forward commodity prices. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following tables present the gross derivative assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 for each of the fair value hierarchy levels:

	Fair Value Measurements at September 30, 2022
			Significant
	Quoted Prices in	Significant Other	Unobservable
	Active Market	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value

	(In thousands)
Assets:
Commodity derivatives	$—	$7,634	$—	$7,634
Interest rate derivatives	—	442	—	442
Total assets	$—	$8,076	$—	$8,076

Liabilities:
Commodity derivatives	$—	$58,185	$—	$58,185
Interest rate derivatives	—	—	—	—
Total liabilities	$—	$58,185	$—	$58,185

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis, as reflected on the accompanying Unaudited Condensed Consolidated Balance Sheets. The following methods and assumptions are used to estimate the fair values:

●	The fair value of asset retirement obligations (“AROs”) is based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding factors such as the existence of a legal obligation for an ARO; amounts and timing of settlements; the credit-adjusted risk-free rate; and inflation rates. The initial fair value estimates are based on unobservable market data and are classified within Level 3 of the fair value hierarchy. See Note 6 for a summary of changes in AROs.
●	Proved oil and natural gas properties are reviewed for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such properties. The Company uses an income approach based on the discounted cash flow method, whereby the present value of expected future net cash flows is discounted by applying an appropriate discount rate, for purposes of placing a fair value on the assets. The future cash flows are based on management’s estimates for the future. The unobservable inputs used to determine fair value include, but are not limited to, estimates of proved reserves, estimates of probable reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and natural gas properties (some of which are Level 3 inputs within the fair value hierarchy).
●	No impairment expense recorded on proved oil and natural gas properties during the three and nine months ended September 30, 2022 and 2021.

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

At September 30, 2022, the Company had the following open commodity positions:

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

Interest Rate Swaps

Periodically, the Company enters into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates such as those in its Revolving Credit Facility to fixed interest rates. At September 30, 2022, the Company had the following interest rate swap open positions:

Remaining
2022
Average Monthly Notional (in thousands)	$75,000
Weighted-average fixed rate	1.281%
Floating rate	1 Month LIBOR

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at September 30, 2022 and December 31, 2021. There was no cash collateral received or pledged associated with the Company’s derivative instruments since most of its counterparties, or certain of its affiliates, to its derivative contracts are lenders under its Revolving Credit Facility.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Asset	Liability	Asset	Liability
		Derivatives	Derivatives	Derivatives	Derivatives
		September 30,	September 30,	December 31,	December 31,
Type	Balance Sheet Location	2022	2022	2021	2021

		(In thousands)
Commodity contracts	Short-term derivative instruments	$5,604	$50,471	$4,804	$57,325
Interest rate swaps	Short-term derivative instruments	442	—	—	623
Gross fair value		6,046	50,471	4,804	57,948
Netting arrangements		(5,604)	(5,604)	(4,804)	(4,804)
Net recorded fair value	Short-term derivative instruments	$442	$44,867	$—	$53,144

Commodity contracts	Long-term derivative instruments	$2,030	$7,714	$3,163	$12,827
Interest rate swaps	Long-term derivative instruments	—	—	—	—
Gross fair value		2,030	7,714	3,163	12,827
Netting arrangements		(2,030)	(2,030)	(3,163)	(3,163)
Net recorded fair value	Long-term derivative instruments	$—	$5,684	$—	$9,664

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

		For the Three Months Ended		For the Nine Months Ended
	Statements of	September 30,		September 30,
	Operations Location	2022	2021	2022	2021
Commodity derivative contracts	Loss (gain) on commodity derivatives	$(3,300)	$46,653	$108,675	$145,139
(Gain) loss on interest rate derivatives	Interest expense, net	(87)	47	(930)	3

Note 6. Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the Company’s portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the nine months ended September 30, 2022 (in thousands):

Asset retirement obligations at beginning of period	$103,414
Liabilities added from acquisition or drilling	20
Liabilities settled	(552)
Liabilities removed upon sale of wells	—
Accretion expense	5,242
Revision of estimates	117
Asset retirement obligation at end of period	108,241
Less: Current portion	883
Asset retirement obligations - long-term portion	$107,358

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Long-Term Debt

The following table presents the Company’s consolidated debt obligations at the dates indicated:

	September 30,	December 31,
	2022	2021

	(In thousands)
Revolving Credit Facility (1)	$205,000	$230,000
Total long-term debt	$205,000	$230,000
(1)	The carrying amount of the Company’s Revolving Credit Facility approximates fair value because the interest rates are variable and reflective of market rates.

Revolving Credit Facility

OLLC, the Company’s wholly owned subsidiary, is a party to a reserve-based revolving credit facility (the “Revolving Credit Facility”), subject to a borrowing base of $225.0 million as of September 30, 2022, which is guaranteed by the Company and all of its current subsidiaries. The Revolving Credit Facility matures on November 2, 2023. The Company’s borrowing base under its Revolving Credit Facility is subject to redetermination on at least a semi-annual basis, primarily based on a reserve engineering report.

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

As of September 30, 2022, the Company was in compliance with all the financial (current ratio and total leverage ratio) and non-financial covenants associated with its Revolving Credit Facility.

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid, excluding commitment fees, on the Company’s consolidated variable-rate debt obligations for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revolving Credit Facility	5.91%	3.64%	4.73%	3.65%

Letters of Credit

At September 30, 2022, the Company had no letters of credit outstanding.

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with the Company’s Revolving Credit Facility was $0.6 million at September 30, 2022.

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

Note 8. Equity (Deficit)

Common Stock

The Company’s authorized capital stock includes 250,000,000 shares of common stock, $0.01 par value per share. The following is a summary of the changes in the Company’s common stock issued for the nine months ended September 30, 2022:

Common Stock
Balance, December 31, 2021	38,024,142
Issuance of common stock	—
Restricted stock units vested	512,754
Shares withheld for taxes (1)	(96,093)
Balance, September 30, 2022	38,440,803
(1)	Represents the net settlement on vesting of restricted stock necessary to satisfy the minimum statutory tax withholding requirements.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Earnings per Share

The following sets forth the calculation of earnings (loss) per share, or EPS, for the periods indicated (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (loss)	$47,234	$(13,470)	$27,840	$(67,821)
Less: Net income allocated to participating securities	2,272	—	1,310	—
Basic and diluted earnings available to common stockholders	$44,962	$(13,470)	$26,530	$(67,821)

Common shares:
Common shares outstanding — basic	38,441	37,996	38,318	37,937
Dilutive effect of potential common shares	—	—	—	—
Common shares outstanding — diluted	38,441	37,996	38,318	37,937

Net earnings (loss) per share:
Basic	$1.17	$(0.35)	$0.69	$(1.79)
Diluted	$1.17	$(0.35)	$0.69	$(1.79)
Antidilutive warrants (1)	—	2,174	—	2,174
(1)	Amount represents warrants to purchase common stock that are excluded from the diluted net earnings per share calculations because of their antidilutive effect.

Note 10. Long-Term Incentive Plans

In May 2021, the shareholders approved a new Equity Incentive Plan (“EIP”) in which the Legacy Amplify Management Incentive Plan (the “Legacy Amplify MIP”) and the Legacy Amplify 2017 Non-Employee Directors Compensation Plan (the “Legacy Amplify Non-Employee Directors Compensation Plan”) were replaced by the EIP and no further awards will be allowed to be granted under the Legacy Amplify MIP or the Legacy Amplify Non-Employee Directors Compensation Plan. As of September 30, 2022, an aggregate of 1,533,291 shares were available for future grants under the EIP.

Restricted Stock Units

Restricted Stock Units with Service Vesting Condition

The restricted stock units with service vesting conditions (“TSUs”) are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a straight-line basis over the requisite service period and forfeitures are accounted for as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost associated with the TSUs was $4.3 million at September 30, 2022. The Company expects to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 1.9 years.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information regarding the TSUs granted under the EIP for the period presented:

		Weighted-
		Average Grant-
	Number of	Date Fair Value
	Units	per Unit (1)
TSUs outstanding at December 31, 2021	1,074,420	$3.66
Granted (2)	958,279	$4.04
Forfeited	(24,375)	$3.52
Vested	(460,326)	$3.74
TSUs outstanding at September 30, 2022	1,547,998	$3.87
(1)	Determined by dividing the aggregate grant-date fair value of awards by the number of awards issued.
(2)	The aggregate grant-date fair value of TSUs issued for the nine months ended September 30, 2022 was $3.9 million based on a grant date market price ranging from $3.64 to $6.99 per share.

Restricted Stock Units with Market and Service Vesting Conditions

The restricted stock units with market and service vesting conditions (“PSUs”) are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a graded-vesting basis. As such, the Company recognizes compensation cost over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards. The Company accounts for forfeitures as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost related to the PSUs was less than $0.1 million at September 30, 2022. The Company expects to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 0.7 years.

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

The following table summarizes information regarding the PSUs granted under the EIP for the period presented:

		Weighted-
		Average Grant-
	Number of	Date Fair Value
	Units	per Unit (1)
PSUs outstanding at December 31, 2021	65,940	$2.87
Granted	—	$—
Forfeited	(8,864)	$2.11
Vested	—	$—
PSUs & outstanding at September 30, 2022	57,076	$2.99
(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

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

The 2022 PRSUs were issued with a three year vesting period beginning on the grant date and ending on the third anniversary of the grant date. Vesting of PRSUs can range from zero to 200% of the target units granted based on the Company’s relative total shareholder return as compared to the total shareholder return of the Company’s performance peer group over the performance period. The fair value of each PRSU award was estimated on their grant dates using a Monte Carlo simulation. The unrecognized cost associated with the PRSUs was $1.0 million at September 30, 2022. The Company expects to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 2.2 years.

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

The ranges for the assumptions used in the Monte Carlo model for the PRSUs granted during 2022 are presented as follows:

2022
Expected volatility	120.8%
Dividend yield	0.00%
Risk-free interest rate	1.38%

The following table summarizes information regarding the PRSUs granted under the EIP for the period presented:

		Weighted-
		Average Grant-
	Number of	Date Fair Value
	Units	per Unit (1)
PRSUs outstanding at December 31, 2021	196,377	$1.94
Granted (2)	189,904	$6.20
Forfeited	—	$—
Vested	(49,095)	$1.24
PRSUs outstanding at September 30, 2022	337,186	$4.44
(1)	Determined by dividing the aggregate grant-date fair value of awards by the number of awards issued.
(2)	The aggregate grant-date fair value of PRSUs issued for the nine months ended September 30, 2022 was $1.2 million based on a calculated fair value price at $6.20 per share.

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

Weighted-
Average Grant-
	Number of	Date Fair Value
	Units	per Unit (1)
Board RSUs outstanding at December 31, 2021	3,333	$5.12
Granted	—	$—
Forfeited	—	$—
Vested	(3,333)	$5.12
Board RSUs outstanding at September 30, 2022	—	$—
(1)	Determined by dividing the aggregate grant-date fair value of awards by the number of awards issued.

Compensation Expense

The following table summarizes the amount of recognized compensation expense associated with the EIP, which are reflected in the accompanying Unaudited Condensed Consolidated Statements of Operations for the periods presented (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Equity classified awards
TSUs	718	466	2,000	1,123
PSUs and PRSUs	132	(10)	349	119
Board RSUs	—	4	5	12
	$850	$460	$2,354	$1,254

Note 11. Leases

The Company has leases for office space and equipment in its corporate office and operating regions as well as warehouse space, vehicles, compressors and surface rentals related to its business operations. In addition, the Company has offshore Southern California pipeline right-of-way use agreements. Most of the Company’s leases, other than its corporate office lease, have an initial term and may be extended on a month-to-month basis after expiration of the initial term. Most of the Company’s leases can be terminated with 30-day prior written notice. The majority of its month-to-month leases are not included as a lease liability in its balance sheet under ASC 842 because continuation of the lease is not reasonably certain. Additionally, the Company elected the short-term practical expedient to exclude leases with a term of twelve months or less. For the quarter ended September 30, 2022, all of the Company’s leases qualified as operating leases and it did not have any existing or new leases qualifying as financing leases or variable leases.

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

For the nine months ended September 30, 2022 and 2021, the Company recognized approximately $1.1 million and $2.0 million, respectively, of costs relating to the operating leases in the Unaudited Condensed Consolidated Statements of Operations.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information related to the Company’s lease liabilities is included in the table below:

	For the Nine Months Ended
	September 30,
	2022	2021

	(In thousands)
Non-cash amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,118	$879

The following table presents the Company’s right-of-use assets and lease liabilities for the period presented:

	September 30,	December 31,
	2022	2021

	(In thousands)
Right-of-use asset	$6,833	$2,716

Lease liabilities:
Current lease liability	232	777
Long-term lease liability	7,042	2,017
Total lease liability	$7,274	$2,794

The following table reflects the Company’s maturity analysis of the minimum lease payment obligations under non-cancelable operating leases with a remaining term in excess of one year (in thousands):

	Office and	Leased vehicles
	warehouse	and office
	leases	equipment	Total
Remaining 2022	$333	$130	$463
2023	1,333	509	1,842
2024	1,333	301	1,634
2025	1,333	149	1,482
2026 and thereafter	3,482	—	3,482
Total lease payments	7,814	1,089	8,903
Less: interest	1,550	79	1,629
Present value of lease liabilities	$6,264	$1,010	$7,274

The weighted average remaining lease terms and discount rate for all of the Company’s operating leases for the period presented:

	September 30,
	2022	2021
Weighted average remaining lease term (years):
Office and warehouse space	5.38	3.15
Vehicles	0.24	0.31
Office equipment	0.05	—
Weighted average discount rate:
Office leases	5.31%	3.05%
Vehicles	0.58%	0.63%
Office equipment	0.13%	0.04%

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Supplemental Disclosures to the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Cash Flows

Accrued Liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	September 30,	December 31,
	2022	2021
Accrued liability - pipeline incident	$26,115	$34,417
Accrued lease operating expense	9,830	9,271
Accrued capital expenditures	5,958	1,631
Accrued production and ad valorem tax	6,533	3,277
Accrued commitment fee and other expense	6,011	2,882
Accrued general and administrative expense	4,280	4,555
Asset retirement obligations	883	1,016
Operating lease liability	232	777
Other	46	—
Accrued liabilities	$59,888	$57,826

Accounts Receivable

Accounts receivable consisted of the following at the dates indicated (in thousands):

	September 30,	December 31,
	2022	2021
Oil and natural gas receivables	$45,766	$32,428
Insurance receivable - pipeline incident	30,570	55,765
Joint interest owners and other	4,229	5,409
Total accounts receivable	80,565	93,602
Less: allowance for doubtful accounts	(1,636)	(1,635)
Total accounts receivable, net	$78,929	$91,967

Supplemental Cash Flows

Supplemental cash flows for the periods presented (in thousands):

	For the Nine Months Ended
	September 30,
	2022	2021
Supplemental cash flows:
Cash paid for interest, net of amounts capitalized	$7,597	$6,578
Cash paid for reorganization items, net	—	6
Cash paid for taxes	35	—

Noncash investing and financing activities:
Increase (decrease) in capital expenditures in payables and accrued liabilities	4,606	4,177

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Related Party Transactions

Related Party Agreements

There have been no transactions between the Company and any related person in which the related person had a direct or indirect material interest for the three and nine months ended September 30, 2022 and 2021.

Note 14. Commitments and Contingencies

Litigation and Environmental

As of September 30, 2022, the Company had $8.0 million contingent liabilities recorded in its Unaudited Condensed Consolidated Financial Statements associated with any litigation, pending or threatened. See additional information regarding the Incident below.

Although the Company is insured against various risks to the extent it believes it is prudent, there is no assurance that the nature and amount of such insurance will be adequate, in every case, to indemnify it against liabilities arising from future legal proceedings.

At September 30, 2022 and December 31, 2021, the Company had no environmental reserves recorded in its Unaudited Condensed Consolidated Balance Sheet.

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

On August 25, 2022, the Company reached an agreement in principle with plaintiffs in the class action to resolve all civil claims against it and its subsidiaries. The settlement of $50.0 million, which also includes certain injunctive relief, will be funded under the Company’s insurance policies, and the final agreement will be subject to court approval. On October 17, 2022, counsel to the putative class filed a motion for preliminary approval of the final settlement agreement; that motion is noticed for a hearing with the Court on November 16, 2022.

On August 26, 2022, the Company reached an agreement with the United States government, which the court has approved, to resolve all federal criminal matters involving the Company and its subsidiaries stemming from Incident. As part of the resolution with the United States, the Company agreed to plead guilty to one count of misdemeanor negligent discharge of oil in violation of the Clean Water Act. The Company will pay a fine of approximately $7.1 million in installments over a period of three years, serve a term of four years’ probation and reimburse governmental agencies approximately $5.8 million for their response to this event. The Company also has agreed to implement certain compliance measures including installation of a new leak detection system and increased Remote Operated Vehicle inspections of the pipeline.

On September 8, 2022, the Company reached an agreement with the state of California to resolve all related state criminal matters. As part of the resolution with the state of California, which also has court approval, the Company agreed to enter a plea of No Contest to six misdemeanor charges. The Company will pay a fine in the amount of $4.9 million to be distributed among the state of California, including the State’s Fish and Game Preservation Fund, and Orange County. The Company also will serve a one-year term of probation and has agreed to certain compliance enhancements to its operations.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Minimum Volume Commitment

The Company is party to a gas purchase, gathering and processing contract in Oklahoma, which includes certain minimum NGL commitments. To the extent the Company does not deliver natural gas volumes in sufficient quantities to generate, when processed, the minimum levels of recovered NGLs, it would be required to reimburse the counterparty an amount equal to the sum of the monthly shortfall, if any, multiplied by a fee. The Company is not meeting the minimum volume required under this contractual provision. The commitment fee expense for the three and nine months ended September 30, 2022 was approximately $0.4 million and $1.5 million, respectively. The minimum volume commitment for Oklahoma ends on June 30, 2023.

The Company is party to a gas purchase, gathering and processing contract in East Texas, which includes certain minimum gas commitments. The Company is not meeting the minimum volume required under this contractual provision. The commitment fee expense for the three and nine months ended September 30, 2022, was approximately $0.6 million and $1.7 million, respectively. The minimum volume commitment for East Texas ends on November 30, 2022.

Sinking Fund Trust Agreement

Beta Operating Company, LLC, a wholly owned subsidiary, assumed an obligation with a third party to make payments into a sinking fund in connection with its 2009 acquisition of the Company properties in federal waters offshore Southern California, the purpose of which is to provide funds adequate to decommission the portion of the San Pedro Bay Pipeline that lies within state waters and the surface facilities. Under the terms of the agreement, the operator of the properties is obligated to make monthly deposits into the sinking fund account in an amount equal to $0.25 per barrel of oil and other liquid hydrocarbon produced from the acquired working interest. Interest earned in the account stays in the account. The obligation to fund ceases when the aggregate value of the account reaches $4.3 million. As of September 30, 2022, the account balance included in restricted investments was approximately $4.3 million.

Supplemental Bond for Decommissioning Liabilities Trust Agreement

Beta Operating Company, LLC (“Beta”), a wholly owned subsidiary of the Company, has an obligation with the BOEM in connection with its 2009 acquisition of the Company’s properties in federal waters offshore Southern California. The Company supports this obligation with $161.3 million of A-rated surety bonds. As of September 30, 2022, the account balance included in restricted investments was $5.7 million.

Note 15. Income Taxes

The Company had no income tax expense for the three and nine months ended September 30, 2022 and 2021, respectively. The Company’s effective tax rate was 0% for the three and nine months ended September 30, 2022 and 2021, respectively. The effective tax rates for the three and nine months ended September 30, 2022 and 2021 are different from the statutory U.S. federal income tax rate primarily due to the Company’s recorded valuation allowances.

In August 2022, the U.S. Inflation Reduction Act (“IRA”) was enacted into law. The IRA contains a number of revisions to the Internal Revenue Code, including a 15% corporate minimum income tax, expanded tax credits for clean energy incentives, and a 1% excise tax on corporate stock repurchase in tax years beginning after December 31, 2022. The IRA did not have a material impact on the Company’s current year tax provision.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In response to the Incident, all operations have been suspended and the pipeline has been shut-in until the Company receives the required regulatory approvals to begin operations. On October 4, 2021, the Pipeline and Hazardous Materials Safety Administration (PHMSA), Office of Pipeline Safety (OPS) issued a Corrective Action Order (CAO) pursuant to 49 U.S.C. § 60112, which makes clear that no restart of the affected pipeline may occur until PHMSA has approved a written restart plan. Additionally, the California Coastal Commission requested approval from the Office of Coastal Management for the National Oceanic and Atmospheric Association (NOAA) to conduct a Coastal Zone Management Act consistency review of the U.S. Army Corps of Engineers Nationwide Permit (NWP) 12 application for the proposed permanent repair permit; on April 7, 2022, NOAA denied that request. On September 30, 2022, the U.S. Army Corps of Engineers issued the NWP 12 permit. As of November 1, 2022, the permanent repairs are ongoing. The Company is working expeditiously and cooperatively to comply with the requirements of the relevant agencies in order to gain any other regulatory approvals that are necessary to restart operations. As a result of the uncertainties related to the regulatory approval process, the Company can provide no assurances as to whether and when, if at all, operation will restart at the Beta field. At present, no operations are underway in the Beta field.

On December 15, 2021, a federal grand jury in the Central District of California returned a federal criminal indictment against Amplify Energy Corp., Beta Operating Company, LLC, and San Pedro Bay Pipeline Company in connection with the Incident. The indictment alleges that the Company committed a misdemeanor violation of the federal Clean Water Act for negligently discharging oil into the contiguous zone of the United States. As previously disclosed, state authorities were conducting parallel criminal investigations. As noted above, the Company has reached court approved agreements to resolve all criminal matters stemming from the incident.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company is currently subject to a number of ongoing investigations related to the Incident by certain federal and state agencies. To date, the U.S. Coast Guard, the U.S. Bureau of Ocean Energy Management, the U.S. Department of Justice, PHMSA, the U.S. Department of the Interior Bureau of Safety and Environmental Enforcement, the California Department of Justice, the Orange County District Attorney, the Los Angeles County District Attorney, and the California Department of Fish & Wildlife have conducted or are conducting investigations or examinations of the Incident. On April 8, 2022, in light of the allegations raised in the December 15, 2021 federal indictment, the Company received a Show Cause Notice from the U.S. Environmental Protection Agency (“EPA”) asking the Company to provide information as to why it should not be suspended from participating in future Federal contracting and assisting activities pursuant to 2 C.F.R. § 180.700(a), (c) and 2 C.F.R. § 180.800(a)(4). On April 22, 2022, the Company responded to the Show Cause Notice. On September 9, 2022, the EPA informed the Company’s counsel that the EPA has administratively closed the case at this time, and as such, the Company is no longer under a Show Cause Notice. Other federal agencies may or have commenced investigations and proceedings, and may initiate enforcement actions seeking penalties and other relief under the Clean Water Act and other statutes. Amplify continues to comply with all regulatory requirements and investigations. The outcomes of these investigations and the nature of any remedies pursued will depend on the discretion of the relevant authorities and may result in regulatory or other enforcement actions, as well as civil liability.

The Company and two subsidiaries have been named as defendants in a consolidated putative class action in the United States District Court for the Central District of California. Plaintiffs filed a consolidated class action complaint on January 28, 2022 and an amended complaint on March 21, 2022. Plaintiffs assert claims against the Company, Beta Operating Company, LLC, San Pedro Bay Pipeline Company, MSC Mediterranean Shipping Company, Dordellas Finance Corp., the MSC Danit (proceeding in rem), Costamare Shipping Co. S.A., Capetanissa Maritime Corporation of Liberia, V.Ships Greece Ltd., and the COSCO Beijing (proceeding in rem). The Company filed a third-party complaint on February 28, 2022, an amended complaint on June 21, 2022, and second amended complaint on October 5, 2022. The Company has sued the same shipping defendants and has added claims against the Marine Exchange of Los Angeles-Long Beach Harbor, COSCO Shipping Lines Co. Ltd., COSCO (Cayman) Mercury Co. Ltd., Mediterranean Shipping Company S.r.l., and MSC Shipmanagement Limited. The Company has moved to dismiss the Plaintiffs’ complaint, and the Marine Exchange of Los Angeles-Long Beach Harbor and certain of the shipping defendants have moved to dismiss the Company’s complaint. On October 3, 2022, the Court denied several of the motions to dismiss filed by certain shipping defendants; other motions to dismiss remain pending.

Further, MSC Mediterranean Shipping Company, Dordellas Finance Corp., and Capetanissa Maritime Corporation of Liberia have filed petitions for limitations of liability under maritime law in the United States District Court for the Central District of California. The court consolidated the limitation actions into a single limitation action and also coordinated discovery between the consolidated limitation and the consolidated class actions. Discovery is ongoing, and the Court has set a trial for April 24, 2023 in that proceeding. Resolution of the civil litigation may take considerable time, and it is not possible at this time to estimate the Company’s potential liability resulting from these actions.

As noted above, on August 25, 2022, the Company reached an agreement in principle with plaintiffs in the class action to resolve all civil claims against it and its subsidiaries. The settlement of $50.0 million, which also includes certain injunctive relief, will be funded under the Company’s insurance policies, and the final agreement will be subject to court approval. On October 17, 2022, counsel to the putative class filed a motion for preliminary approval of the final settlement agreement; that motion is noticed for a hearing with the Court on November 16, 2022.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On August 26, 2022, the Company reached an agreement with the United States government, subject to court review and approval, to resolve all federal criminal matters involving the Company and its subsidiaries stemming from Incident. As part of the resolution with the United States, the Company agreed to plead guilty to one count of misdemeanor negligent discharge of oil in violation of the Clean Water Act. The Court approved the plea. The Company will pay a fine of approximately $7.1 million in installments over a period of three years, serve a term of four years’ probation and reimburse governmental agencies approximately $5.8 million for their response to this event.

On September 8, 2022, as part of the resolution with the state of California, the Company agreed to enter a plea of No Contest to six misdemeanor charges. The Company will pay a fine in the amount of $4.9 million to be distributed among the state of California, including the State’s Fish and Game Preservation Fund, and Orange County. The Company will serve a one-year term of probation and has agreed to certain compliance enhancements to its operations.

Based on presently enacted laws and regulations and currently available facts, the Company estimates that the total costs it has incurred or will incur with respect to the Incident to be approximately $120.0 million to $140.0 million, which includes (i) actual and projected response and remediation under the direction of the Unified Command, (ii) estimated fines and penalties of $12.0 million resulting from the resolution of the federal and state of California matters discussed above, and (iii) certain legal fees.

The range of total costs is based on the Company’s assumptions regarding (i) settlement of costs associated with certain vendors for response and remediation expenses, (ii) resolution of certain third-party claims, excluding claims with respect to losses, which are not probable or reasonably estimable, and (iii) future claims and lawsuits. While the Company believes it has accurately reflected all probable and reasonably estimable costs incurred in the Company’s Unaudited Consolidated Statements of Operations, these estimates are subject to uncertainties associated with the underlying assumptions. For example, settlements with vendors for response and remediation expenses may be significantly higher or lower than the Company has currently estimated. Accordingly, as the Company’s assumptions and estimates may change in future periods based on future events, the Company can provide no assurance that total costs will not materially change in future periods.

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

On September 30, 2022, and December 31, 2021, the Company’s insurance receivables were $30.6 million and $49.1 million, respectively. Excluding the costs associated with the resolution of the federal and state matters discussed above, for the nine months ended September 30, 2022, the Company incurred response and remediation expenses and legal fees of $28.3 million. Of these costs, the Company has received, or expects that it is probable that it will receive, $20.0 million in insurance recoveries. The remaining amount of $8.3 million, which primarily relates to certain legal costs that are not expected to be recovered under an insurance policy, are classified as “Pipeline Incident Loss” on the Company’s Unaudited Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2022, the Company received $38.5 million in insurance recoveries.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2022, the Company recorded $12.0 million related to the resolution of the federal and state matters discussed above, which amount is classified as “Pipeline Incident Settlement” on the Company’s Unaudited Condensed Consolidated Statement of Operations.

Additionally, during the nine months ended September 30, 2022, the Company recognized $39.6 million related to approved loss of production income (“LOPI”) insurance proceeds, which is classified as “Other Revenues” in the Company’s Unaudited Condensed Consolidated Statements of Operations.

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

Additionally, oil, natural gas and NGLs prices increased in 2022 when compared to the same period of 2021 and, as a result, we experienced an increase in revenues. We continue to monitor the impact of the actions of the Organization of the Petroleum Exporting Countries and other large producing nations, the Russia-Ukraine conflict, global inventories of oil and gas and the uncertainty associated with recovering oil demand, inflation and future monetary policy, and governmental policies aimed at transitioning towards lower carbon energy. We expect prices for some or all of the commodities to remain volatile. The COVID-19 pandemic and the Russia-Ukraine conflict continue to evolve, and the extent to which these events may impact our business, results of operations, financial condition and cash flows will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

Recent Developments

Settlement Terms In Southern California Pipeline Civil Litigation

On August 25, 2022, we reached an agreement in principle with plaintiffs in the class action to resolve all civil claims against us and our subsidiaries. The settlement of $50.0 million, which also includes certain injunctive relief, will be funded under our insurance policies, and the final agreement will be subject to court approval. On October 17, 2022, counsel to the putative class filed a motion for preliminary approval of the final settlement agreement; that motion is noticed for a hearing with the Court on November 16, 2022.

Agreement with Prosecutors to Resolve Matters Associated with Southern California Pipeline incident

On August 26, 2022, we reached an agreement with the United States government, which the court has approved, to resolve all federal criminal matters involving us and our subsidiaries stemming from the Incident. As part of the resolution with the United States, we have agreed to plead guilty to one count of misdemeanor negligent discharge of oil in violation of the Clean Water Act. We will pay a fine of approximately $7.1 million in installments over a period of three years, serve a term of four years’ probation and reimburse governmental agencies approximately $5.8 million for their response to this event. We also have agreed to implement certain compliance measures including installation of a new leak detection system and increased Remote Operated Vehicle inspections of the pipeline.

On September 8, 2022, we reached an agreement with the state of California to resolve all related state criminal matters. As part of the resolution with the state of California, which also has court approval, we agreed to enter a plea of No Contest to six misdemeanor charges. We will pay a fine in the amount of $4.9 million to be distributed among the state of California, including the State’s Fish and Game Preservation Fund, and Orange County. We will also serve a one-year term of probation and have agreed to certain compliance enhancements to its operations.

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

Results of Operations

The results of operations for the three and nine months ended September 30, 2022 and 2021 have been derived from our unaudited condensed consolidated financial statements. The comparability of the results of operations among the periods presented below is impacted by the Incident and suspension of operations at our Beta properties.

The following table summarizes certain of the results of operations for the periods indicated.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	($ In thousands except per unit amounts)
Oil and natural gas sales	$112,812	$96,841	$319,562	$249,510
Other revenues	13,487	160	39,947	353
Lease operating expense	32,048	34,486	98,253	92,045
Gathering, processing and transportation	7,483	5,047	22,774	14,676
Taxes other than income	9,152	6,024	25,328	15,708
Depreciation, depletion and amortization	6,296	7,000	17,795	21,736
General and administrative expense	6,965	6,448	23,364	19,399
Loss (gain) on commodity derivative instruments	(3,300)	46,653	108,675	145,139
Pipeline incident loss	2,606	—	8,278	—
Pipeline incident settlement	12,000	—	12,000	—
Interest expense, net	3,974	3,078	9,499	9,327
Net income (loss)	47,234	(13,470)	27,840	(67,821)

Oil and natural gas revenues:
Oil sales	$54,394	$63,172	$165,686	$169,377
NGL sales	11,704	11,839	38,789	28,386
Natural gas sales	46,714	21,830	115,087	51,747
Total oil and natural gas revenues	$112,812	$96,841	$319,562	$249,510

Production volumes:
Oil (MBbls)	606	939	1,743	2,763
NGLs (MBbls)	355	369	1,041	1,080
Natural gas (MMcf)	5,844	6,023	17,079	17,944
Total (MBoe)	1,935	2,312	5,630	6,833
Average net production (MBoe/d)	21.0	25.1	20.6	25.0

Average realized sales price (excluding commodity derivatives):
Oil (per Bbl)	$89.82	$67.30	$95.05	$61.30
NGL (per Bbl)	32.96	32.05	37.28	26.30
Natural gas (per Mcf)	7.99	3.62	6.74	2.88
Total (per Boe)	$58.31	$41.89	$56.76	$36.51

Average unit costs per Boe:
Lease operating expense	$16.56	$14.92	$17.45	$13.47
Gathering, processing and transportation	3.87	2.18	4.05	2.15
Taxes other than income	4.73	2.61	4.50	2.30
General and administrative expense	3.60	2.79	4.15	2.84
Depletion, depreciation and amortization	3.25	3.03	3.16	3.18

For the Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

Net income of $47.2 million and a net loss of $13.5 million were recorded for the three months ended September 30, 2022 and 2021, respectively.

Oil, natural gas and NGL revenues were $112.8 million and $96.8 million for the three months ended September 30, 2022 and 2021, respectively. Average net production volumes were approximately 21.0 MBoe/d and 25.1 MBoe/d for the three months ended September 30, 2022 and 2021, respectively. The change in production volumes was primarily due to the suspension of operations at our Beta properties and natural declines. For the three months ended September 30, 2021, production from our Beta properties was 3.7 MBoe/d. The average realized sales price was $58.31 per Boe and $41.89 per Boe for the three months ended September 30, 2022 and 2021, respectively. The increase in average realized sales price was primarily due to the increase in commodity prices.

Other revenues were $13.5 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively. For the three months ended September 30, 2022, we recognized $13.3 million of LOPI proceeds related to the suspension of operations at our Beta properties resulting from the Incident which includes three months of LOPI.

Lease operating expense was $32.0 million and $34.5 million for the three months ended September 30, 2022 and 2021, respectively. The change in lease operating expense was primarily related to a decrease of $5.4 million at our Beta properties, mainly due to the suspension of operations, offset by an increase of $2.9 million related to inflation across our other assets. On a per Boe basis, lease operating expense was $16.56 and $14.92 for the three months ended September 30, 2022 and 2021, respectively. The change in lease operating expense on a per Boe basis was mainly due to the higher aggregate costs noted above and lower production.

Gathering, processing and transportation was $7.5 million and $5.0 million for the three months ended September 30, 2022 and 2021, respectively. The increase was primarily attributable to marketing our own natural gas in Oklahoma starting in October 2021. Marketing our own natural gas in Oklahoma has greatly improved our natural gas differentials, but we must now recognize certain revenue deductions as gathering, processing and transportation expenses on a go-forward basis. On a per Boe basis, gathering, processing and transportation was $3.87 and $2.18 for the three months ended September 30, 2022 and 2021, respectively. The change on a per BOE basis is primarily related to the marketing changes discussed above.

Taxes other than income were $9.2 million and $6.0 million for the three months ended September 30, 2022 and 2021, respectively. The increase in taxes other than income is due to an increase in production taxes as a result of the increase in commodity prices. On a per Boe basis, taxes other than income were $4.73 and $2.61 for the three months ended September 30, 2022 and 2021, respectively. The change in taxes other than income on a per Boe basis was primarily due to the increase in commodity prices.

Depreciation, depletion & amortization (“DD&A expense”) was $6.3 million and $7.0 million for the three months ended September 30, 2022 and 2021, respectively. The change in DD&A expense was primarily due to a decrease in production of 376 MBoe, which equates to a decrease of approximately $1.1 million offset by an increase of $0.4 million in our depletion rate.

General and administrative expense was $7.0 million and $6.4 million for the three months ended September 30, 2022 and 2021, respectively. The change in general and administrative expense was primarily related to an increase of $0.5 million in salaries and other payroll benefits and an increase of $0.2 million in stock compensation expense offset with a decrease of $0.1 million in legal expense.

Net gain on commodity derivative instruments of $3.3 million were recognized for the three months ended September 30, 2022, consisting of a $44.1 million increase in the fair value of open positions and $40.8 million of cash settlements paid on expired positions. Net loss on commodity derivative instruments of $46.7 million was recognized for the three months ended September 30, 2021, consisting of a $24.1 million decrease in the fair value of open positions and $22.6 million of cash settlements paid on expired positions. The change in commodity derivative instruments is primarily related to the rolling off of out-of-the-money commodity hedges and increased commodity prices.

Pipeline incident loss was $2.6 million for the three months ended September 30, 2022. The $2.6 million reflects certain legal expenses that are not expected to be recovered under an insurance policy. No expense was recorded for the three months ended September 30, 2021. See Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

Pipeline incident settlement was $12.0 million for the three months ended September 30, 2022, related to the resolution of the federal and state of California matters discussed in Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report. No expense was recorded for the three months ended September 30, 2021.

Interest expense, net was $4.0 million and $3.1 million for the three months ended September 30, 2022 and 2021, respectively. We had an increase of $1.1 million in interest expense due to higher interest rates on our Revolving Credit Facility offset by a decrease of $0.2 million in the change of our interest rate swaps.

Average outstanding borrowings under our Revolving Credit Facility were $214.9 million and $234.9 million for the three months ended September 30, 2022 and 2021, respectively.

For the Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

Net income of $27.8 million and a net loss of $67.8 million were recorded for the nine months ended September 30, 2022 and 2021, respectively.

Oil, natural gas and NGL revenues were $319.6 million and $249.5 million for the nine months ended September 30, 2022 and 2021, respectively. Average net production volumes were approximately 20.6 MBoe/d and 25.0 MBoe/d for the nine months ended September 30, 2022 and 2021, respectively. The change in production volumes was primarily due to the suspension of operations at our Beta properties and natural declines. For the nine months ended September 30, 2021, production from our Beta properties was 3.6 MBoe/d. The average realized sales price was $56.76 per Boe and $36.51 per Boe for the nine months ended September 30, 2022 and 2021, respectively. The increase in average realized sales price was primarily due to the increase in commodity prices.

Other revenues were $39.9 million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022, we recognized $39.6 million of LOPI proceeds related to the suspension of operations at our Beta properties resulting from the Incident which includes nine months of LOPI.

Lease operating expense was $98.3 million and $92.0 million for the nine months ended September 30, 2022 and 2021, respectively. The change in lease operating expenses was primarily related to a $7.3 million increase in lease operating expenses due to inflation and a $5.9 million increase in our workover expenses primarily in Wyoming and Oklahoma. The increase was offset by a decrease of $6.9 million in lease operating expense at our Beta properties, mainly due to the suspension of operations. On a per Boe basis, lease operating expense was $17.45 and $13.47 for the nine months ended September 30, 2022 and 2021, respectively. The change in lease operating expense on a per Boe basis was due to the higher aggregate costs noted above and lower production.

Gathering, processing and transportation was $22.8 million and $14.7 million for the nine months ended September 30, 2022 and 2021, respectively. The increase was primarily attributable to marketing our own natural gas in Oklahoma starting in October 2021. Marketing our own natural gas in Oklahoma has greatly improved our natural gas differentials, but we must now recognize certain revenue deductions as gathering, processing and transportation expenses on a go-forward basis. On a per Boe basis, gathering, processing and transportation was $4.05 and $2.15 for the nine months ended September 30, 2022 and 2021, respectively. The change on a per BOE basis primarily related to the marketing changes discussed above.

Taxes other than income were $25.3 million and $15.7 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in taxes other than income is due to an increase in production taxes as a result of the increase in commodity prices. On a per Boe basis, taxes other than income were $4.50 and $2.30 for the nine months ended September 30, 2022 and 2021, respectively. The change in taxes other than income on a per Boe basis was primarily due to the increase in commodity prices.

DD&A expense was $17.8 million and $21.7 million for the nine months ended September 30, 2022 and 2021, respectively. The change in DD&A expense was primarily due to a decrease in production of 1,201 MBoe, which equates to a decrease of approximately $3.8 million and a decrease of $0.1 million in our depletion rate.

General and administrative expense was $23.4 million and $19.4 million for the nine months ended September 30, 2022 and 2021, respectively. The change in general and administrative expense was primarily related to (i) an increase of $2.2 million in salaries and other payroll benefits, (ii) an increase of $0.6 million in legal expenses, (iii) an increase of $0.5 million in professional services and (iv) an increase of $0.4 million in stock compensation expense,.

Net loss on commodity derivative instruments of $108.7 million were recognized for the nine months ended September 30, 2022, consisting of a $11.6 million increase in the fair value of open positions and $120.3 million of cash settlements paid on expired positions. Net loss on commodity derivative instruments of $145.1 million was recognized for the nine months ended September 30, 2021, consisting of a $95.0 million decrease in the fair value of open positions and $50.1 million of cash settlements paid on expired positions. The change in commodity derivative instruments is primarily related to the rolling off of out-of-the-money commodity hedges and increased commodity prices.

Pipeline incident loss was $8.3 million for the nine months ended September 30, 2022. The $8.3 million reflects certain legal expenses that are not expected to be recovered under an insurance policy. No expense was recorded for the nine months ended September 30, 2021. See Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

Pipeline incident settlement was $12.0 million for the nine months ended September 30, 2022, related to the resolution of the federal and state of California matters discussed in Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report. No expense was recorded for the nine months ended September 30, 2021.

Interest expense, net was $9.5 million and $9.3 million for the nine months ended September 30, 2022 and 2021, respectively. Interest expense included a gain position on our interest rate swaps of $0.9 million for the nine months ended September 30, 2022, compared to a loss position on interest rate swaps of less than $0.1 million for the nine months ended September 30, 2021. In addition, we had an increase of $1.2 million in interest expense due to higher interest rates on our Revolving Credit Facility.

Average outstanding borrowings under our Revolving Credit Facility were $220.7 million and $243.6 million for the nine months ended September 30, 2022 and 2021, respectively.

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

Reconciliation of Net Income (Loss) to Adjusted EBITDA

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands)
Net income (loss)	$47,234	$(13,470)	$27,840	$(67,821)
Interest expense, net	3,974	3,078	9,499	9,327
DD&A	6,296	7,000	17,795	21,736
Accretion of AROs	1,773	1,665	5,242	4,918
Losses (gains) on commodity derivative instruments	(3,300)	46,653	108,675	145,139
Cash settlements (paid) received on expired commodity derivative instruments	(40,771)	(22,595)	(120,310)	(50,086)
Amortization of gain associated with terminated commodity derivatives	—	4,066	—	14,017
Pipeline incident loss	2,606	—	8,278	—
Pipeline incident settlement	12,000	—	12,000	—
Share-based compensation expense	850	676	2,346	1,910
Gain on extinguishment of debt	—	—	—	(5,516)
Loss on settlement of AROs	93	—	508	73
Exploration costs	—	9	26	32
Acquisition and divestiture related expenses	—	—	41	19
Bad debt expense	(5)	14	1	108
Reorganization items, net	—	—	—	6
Other	—	(16)	—	—
Adjusted EBITDA	$30,750	$27,080	$71,941	$73,862

Reconciliation of Net Cash from Operating Activities to Adjusted EBITDA

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands)
Net cash provided by operating activities	$18,934	$18,884	$49,330	$55,287
Changes in working capital	(6,801)	783	(9,010)	(6,465)
Interest expense, net	3,974	3,078	9,499	9,327
Gain (loss) on interest rate swaps	87	(47)	930	(3)
Cash settlements paid (received) on interest rate swaps	(171)	485	136	1,425
Amortization of gain associated with terminated commodity derivatives	—	4,066	—	14,017
Pipeline incident loss	2,606	—	8,278	—
Pipeline incident settlement	12,000	—	12,000	—
Amortization and write-off of deferred financing fees	(133)	(133)	(469)	(493)
Acquisition and divestiture related expenses	—	—	41	19
Plugging and abandonment cost	254	—	1,058	235
Exploration costs	—	9	26	32
Reorganization items, net	—	—	—	6
Other	—	(45)	122	475
Adjusted EBITDA	$30,750	$27,080	$71,941	$73,862

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

Capital Expenditures. Our total capital expenditures were approximately $30.3 million for the nine months ended September 30, 2022, which were primarily related to capital workovers, maintenance and facilities located in Oklahoma, East Texas, the Rockies and non-operated drilling and completion activities in East Texas and the Eagle Ford.

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

As of September 30, 2022, we had a working capital deficit of $48.9 million primarily due to short-term derivatives of $44.9 million, accrued liabilities of $59.9 million, revenues payable of $25.4 million, and accounts payable of $25.0 million offset by accounts receivable of $78.9 million, prepaid expenses of $16.1 million and cash on hand of $10.9 million.

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

As of September 30, 2022, we had approximately $20.0 million of available borrowings under our Revolving Credit Facility.

As of September 30, 2022, we were in compliance with all the financial (current ratio and total leverage ratio) and non-financial covenants associated with our Revolving Credit Facility.

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

Sinking fund payments. We have a funding requirement to fund a trust account to comply with supplemental regulatory bonding requirements related to our decommissioning obligations for our offshore Southern California production facilities. As of September 30, 2022, our future commitment under this agreement were $1.3 million for the remaining of 2022, $8.0 million for 2023, $15.8 million a year for years 2024 through 2026 and $110.5 million thereafter. See Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for the nine months ended September 30, 2022 and 2021 have been derived from our Unaudited Condensed Consolidated Financial Statements. For information regarding the individual components of our cash flow amounts, see our Unaudited Condensed Consolidated Statements of Cash Flows included under “Item 1. Financial Statements” of this quarterly report.

	For the Nine Months Ended
	September 30,
	2022	2021

	(In thousands)
Net cash provided by operating activities	$49,330	$55,287
Net cash used in investing activities	(31,553)	(23,253)
Net cash used in financing activities	(25,632)	(25,054)

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net cash provided by operating activities was $49.3 million and $55.3 million for the nine months ended September 30, 2022 and 2021, respectively. Production volumes were approximately 20.6 MBoe/d and 25.0 MBoe/d for the nine months ended September 30, 2022 and 2021, respectively. The average realized sales price was $56.76 per Boe and $36.51 per Boe for the nine months ended September 30, 2022 and 2021, respectively. The change in average realized sales price was primarily due to the increase in commodity prices.

Net cash provided by operating activities for the nine months ended September 30, 2022 included $120.3 million of cash paid on expired commodity derivative instruments compared to $50.1 million of cash paid on expired commodity derivatives for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, we had net losses on commodity derivative instruments of $108.7 million compared to net losses of $145.1 million for the nine months ended September 30, 2021.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2022 was $31.6 million, of which $26.2 million was used for additions to oil and natural gas properties. Net cash provided by investing activities for the nine months ended September 30, 2021 was $23.3 million, of which $23.1 million was used for additions to oil and natural gas properties.

Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with our offshore Southern California properties. Additions to restricted investments were $5.4 million during the nine months ended September 30, 2022.

Financing Activities. We had net repayments of $25.0 million and $25.0 million for the nine months ended September 30, 2022 and 2021, respectively, related to our Revolving Credit Facility.

Off–Balance Sheet Arrangements

As of September 30, 2022, we had no off–balance sheet arrangements.

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

ITEM 4.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) and under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes our repurchase activity during the three months ended September 30, 2022:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
			Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased	Paid per Share	or Programs	Plans or Programs (1)
(In thousands)
Common Shares Repurchased (1)
July 1, 2022 - July 31, 2022	2,364	$6.46	—	n/a
August 1, 2022 - August 31, 2022	—	$—	—	n/a
September 1, 2022 - September 30, 2022	—	$—	—	n/a
(1)	Common shares are generally net-settled by shareholders to cover the required withholding tax upon vesting. We repurchased the remaining vesting shares on the vesting date at current market price. See Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.OTHER INFORMATION.

On October 26, 2022, Eric T. Greager informed our Board of Directors, in connection with his appointment of Chief Executive Officer of Baytex Energy Corp., of his intention to resign as a director of the Company, effective December 31, 2022. Mr. Greager’s decision to leave the Company for another career opportunity was not a result of any disagreement with the Company or its Board of Directors or any matter relating to the Company’s financials, operations, policies or practices. The Company’s Board of Directors is working with a nationally recognized search firm to identify and evaluate new independent director candidates and is engaging with shareholders to gather input on relevant qualifications and candidates.

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

Amplify Energy Corp.
(Registrant)

Date:	November 1, 2022	By:	/s/ Jason McGlynn
		Name:	Jason McGlynn
		Title:	Senior Vice President and Chief Financial Officer

Date:	November 1, 2022	By:	/s/ Eric Dulany
		Name:	Eric Dulany
		Title:	Vice President and Chief Accounting Officer