Form 10-K
period 2022-12-31
Amplify Energy Corp.
filed 2023-03-09
CIK 1533924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐    No  ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $231.2 million on June 30, 2022, based on $6.54 per share, the last reported sales price of the shares on the New York Stock Exchange on such date.

As of February 28, 2023, the registrant had 38,710,696 outstanding shares of common stock, $0.01 par value per share.

Documents Incorporated By Reference: Portions of the registrant’s definitive proxy statement relating to its 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2022, are incorporated by reference to the extent set forth in Part III, Items 10-14 of this Form 10-K.

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

GAAP: Generally accepted accounting principles in the United States of America.

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

Standardized Measure: The present value of estimated future net revenue to be generated from the production of proved reserves, determined in accordance with the rules, regulations or standards established by the SEC and the Financial Accounting Standards Board (“FASB”) (using prices and costs in effect as of the date of estimation), less estimated future development, production and income tax expenses and discounted at 10% per annum to reflect the timing of future net revenue. Future income taxes, if applicable, are computed by applying the statutory tax rate to the excess of pre-tax cash inflows over our tax basis in our oil and natural gas properties. Standardized measure does not give effect to derivative transactions.

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

WTI: West Texas Intermediate.

NAMES OF ENTITIES

As used in this 2022 Annual Report on Form 10-K (this “Annual Report”), unless we indicate otherwise:

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

FORWARD–LOOKING STATEMENTS

This Annual Report contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

●	business strategies;
●	ongoing impact of the oil incident that occurred off the coast of Southern California resulting from the Company’s pipeline operations (the “Pipeline”) at the Beta field (the “Incident”);
●	acquisition and disposition strategy;
●	cash flows and liquidity;
●	financial strategy;
●	ability to replace the reserves we produce through drilling;
●	drilling locations;
●	oil and natural gas reserves;
●	technology;
●	realized oil, natural gas and NGL prices;
●	production volumes;
●	lease operating expense;
●	gathering, processing and transportation;
●	general and administrative expense;
●	future operating results;
●	ability to procure drilling and production equipment;
●	ability to procure oil field labor;
●	planned capital expenditures and the availability of capital resources to fund capital expenditures;
●	ability to access capital markets;
●	marketing of oil, natural gas and NGLs;
●	acts of God, fires, earthquakes, storms, floods, other adverse weather conditions, war, acts of terrorism, military operations or national emergency;
●	the occurrence or threat of epidemic or pandemic diseases, such as the coronavirus (“COVID-19”) pandemic that began in 2020, or any government response to such occurrence or threat;
●	expectations regarding general economic conditions, including inflation;

●	competition in the oil and natural gas industry;
●	effectiveness of risk management activities;
●	environmental liabilities;
●	counterparty credit risk;
●	expectations regarding governmental regulation and taxation;
●	expectations regarding developments in oil-producing and natural-gas producing countries; and
●	plans, objectives, expectations and intentions.

All statements, other than statements of historical fact, included in this report are forward-looking statements. These forward-looking statements may be found in “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other items within this Annual Report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “outlook,” “continue,” the negative of such terms or other comparable terminology. These statements address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as projections of results of operations, plans for growth, goals, future capital expenditures, competitive strengths, references to future intentions and other such references. These forward-looking statements involve risks and uncertainties. Important factors that could cause the Company’s actual results or financial condition to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following risks and uncertainties:

●	risks related to the Incident and the ongoing impact to the Company;
●	risks related to a redetermination of the borrowing base under the Company’s senior secured reserve-based revolving credit facility (the “Revolving Credit Facility”);
●	the Company’s ability to access funds on acceptable terms, if at all, because of the terms and conditions governing its indebtedness, including financial covenants;
●	the Company’s ability to satisfy its debt obligations;
●	volatility in the prices for oil, natural gas and NGLs;
●	the potential for additional impairments due to continuing or future declines in oil, natural gas and NGL prices;
●	the uncertainty inherent in estimating quantities of oil, natural gas and NGL reserves;
●	the Company’s substantial future capital requirements, which may be subject to limited availability of financing;
●	the uncertainty inherent in the development and production of oil and natural gas;
●	the Company’s need to make accretive acquisitions or substantial capital expenditures to maintain its declining asset base;
●	the existence of unanticipated liabilities or problems relating to acquired or divested businesses or properties;
●	potential acquisitions, including the Company’s ability to make acquisitions on favorable terms or to integrate acquired properties;
●	the consequences of changes the Company has made, or may make from time to time in the future, to its capital expenditure budget, including the impact of those changes on its production levels, reserves, results of operations and liquidity;

●	potential shortages of, or increased costs for, drilling and production equipment and supply materials for production, such as CO2;
●	potential difficulties in the marketing of oil and natural gas;
●	changes to the financial condition of counterparties;
●	uncertainties surrounding the success of the Company’s secondary and tertiary recovery efforts;
●	competition in the oil and natural gas industry;
●	the Company’s results of evaluation and implementation of strategic alternatives;
●	general political and economic conditions, globally and in the jurisdictions in which we operate, including escalating tensions between Russia and Ukraine and the potential destabilizing effect such conflict may pose for the European continent or the global oil and natural gas markets
●	the impact of climate change and natural disasters, such as earthquakes, tidal waves, mudslides, fire and floods;
●	the impact of local, state and federal governmental regulations, including those related to climate change and hydraulic fracturing;
●	the risk that the Company’s hedging strategy may be ineffective or may reduce our income;
●	the cost and availability of insurance as well as operating risks that may not be covered by an effective indemnity or insurance;
●	actions of third-party co-owners of interest in properties in which we also own an interest; and
●	other risks and uncertainties described in “Item 1A. Risk Factors.”

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

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those highlighted in this section titled “Risk Factors” and summarized below. We have various types of risks, including risks related to our business and industry; information technology, data security and privacy; legal, regulatory, accounting, and tax matters; our common stock; and our Revolving Credit Facility, which are discussed more fully elsewhere in this Annual Report. As a result, this risk factor summary does not contain all of the information that may be important to you, and you should read this risk factor summary together with the more detailed discussion of risks and uncertainties set forth following this section under the heading “Risk Factors,” as well as elsewhere in this Annual Report. These risks include, but are not limited to, the following:

●	Our assumptions and estimates regarding the total aggregate costs associated with the Incident may be inaccurate, which could materially and adversely affect our business, results of operations and financial condition.
●	We may be subject to increased permitting obligations and regulatory scrutiny as a result of the Incident.
●	The shut-in of the Pipeline could negatively impact our production, liquidity, and, ultimately, our operations, results, and performance.
●	Oil, natural gas and NGL prices are volatile, due to factors beyond our control, and greatly affect our business, results of operations and financial condition. Any decline in, or sustained low levels of oil, natural gas and NGL prices will cause a decline in our cash flow from operations, which could materially and adversely affect our business, results of operations and financial condition.
●	If commodity prices decline for a prolonged period, a significant portion of our development projects may become uneconomic and result in write downs of the value of our oil and natural gas properties, which may adversely affect our financial condition and our ability to fund our operations.
●	Our business could be adversely affected by a decline in general economic conditions or a weakening of the broader energy industry, and inflation may adversely affect our financial position and operating results.
●	We may be unable to maintain compliance with the covenants in the Revolving Credit Facility, which could result in an event of default thereunder that, if not cured or waived, would have a material adverse effect on our business and financial condition.
●	Restrictive covenants in our Revolving Credit Facility could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.
●	Our variable rate indebtedness subjects us to interest rate risks, which could cause our debt service obligation to increase significantly.
●	Our estimated reserves and future production rates are based on many assumptions that may turn out to be inaccurate. Any material inaccuracies in our reserve estimates or underlying assumptions will materially affect the quantities and present value of our estimated reserves.
●	The failure to replace our proved oil and natural gas reserves could adversely affect our business, financial condition, results of operations, production and cash flows.
●	Many of our properties are in areas that may have been partially depleted or drained by offset wells.
●	Our expectations for future development activities are planned to be realized over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of such activities.
●	The inability of our significant customers to meet their obligations to us may adversely affect our financial results.
●	We are subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting our operations.

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

The Company’s properties consist primarily of operated and non-operated working interests in producing and undeveloped leasehold acreage and working interests in identified producing wells. As of December 31, 2022:

●	Our total estimated proved reserves were approximately 124.0 MMBoe, of which approximately 42% were natural gas, 39% were oil and 19% were NGLs and 99% were classified as proved developed reserves;
●	We produced from 2,486 gross (1,323 net) producing wells across our properties, with an average working interest of 53%, and the Company is the operator of record of the properties containing 92% of our total estimated proved reserves; and
●	Our average net production for the three months ended December 31, 2022, was 20.8 MBoe/d, implying a reserve-to-production ratio of approximately 16 years.

Industry Trends

During 2022, activity in the global economy increased and demand for oil, natural gas and NGLs and related commodity pricing improved. As such, oil, natural gas and NGLs prices increased during 2022 when compared to 2021 and, as a result, the Company experienced an increase in revenues. The Company expects activity levels in 2023 will continue to increase, although not likely at the same rate as 2022.

The war in Ukraine, the COVID-19 pandemic, rising interest rates, global supply chain disruptions, concerns about a potential economic downturn or recession and recent measures to combat persistent inflation have continued to contribute to economic and pricing volatility during 2022. Inflation in the U.S. has been rising at its fastest rate in over 40 years, creating inflationary pressure on the cost of services, equipment and other goods in the energy industry and other sectors, which is contributing to labor and materials shortages across the supply-chain. Additionally, the Organization of the Petroleum Exporting Countries and other large producing nations continue to meet regularly to evaluate the state of global oil supply, demand, and inventory levels. As such, pricing may remain volatile during 2023.

Recent Developments

Pipeline Incident Settlement

On March 1, 2023, the Company announced that the vessels that struck and damaged the Pipeline and their respective owners and operators have agreed to pay the Company $96.5 million in a settlement. The Marine Exchange of Los Angeles-Long Beach Harbor (“Marine Exchange”) has agreed to non-monetary terms as well. The overall resolution includes subrogation claims by Amplify’s property damage and loss of production insurers, with Amplify ultimately receiving a net payment of approximately $85 million. The parties are working to finalize the settlement agreement documentation. The settlement resolves Amplify’s affirmative claims related to the Incident. As part of the settlement, after payment is made, Amplify will dismiss all of its legal claims against those parties. For a discussion regarding the Incident, see Note 15 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report for additional information.

Borrowing Base Redetermination Agreement and Seventh Amendment

On December 9, 2022, OLLC (the “Borrower”) entered into the Borrowing Base Redetermination Agreement and Seventh Amendment to Credit Agreement, among the Borrower, Amplify Acquisitionco LLC, a Delaware limited liability company (“Acquistionco”), the guarantors party thereto, the lenders party thereto and KeyBank National Association, as administrative agent (the “Seventh Amendment”). The Seventh Amendment amends the parties’ existing Credit Agreement, dated as of November 2, 2018 (the “Credit Agreement”), to, among other things:

●	extend the maturity date from November 2, 2023 to May 31, 2024;
●	reduce the borrowing base under the Revolving Credit Facility to $215.0 million; provided that, beginning on December 31, 2022, the borrowing base will be reduced by $5.0 million per month on the last calendar day of each month. The borrowing base, as reduced on each date pursuant to the foregoing sentence, shall remain in effect until otherwise redetermined or adjusted in accordance with the provisions of the Credit Agreement;
●	adjust the minimum hedging requirements;
●	reduce the maximum consolidated net leverage ratio (as defined in the Credit Agreement) requirement from 4.00 to 1.00 to 3.00 to 1.00;
●	transition from London Inter-Bank Offered Rate to Secured Overnight Financing Rate based interest rates; and
●	remove the Borrower’s ability to pay dividends through the maturity date.

Director and Certain Officer Departures and Appointments

On February 27, 2023, Jason McGlynn notified the Company of his decision to resign. Mr. McGlynn will cease to serve as Chief Financial Officer of the Company effective March 17, 2023 (the “Separation Date”). Mr. McGlynn’s decision to resign stems solely from personal reasons and did not result from any disagreement with the Company or the board of directors.

Subject to Mr. McGlynn’s execution and non-revocation of a general release of claims and continued employment by the Company until the Separation Date, Mr. McGlynn’s 8,334 unvested time-based restricted stock units scheduled to vest on April 1, 2023 pursuant to the applicable award agreement will vest in full on the Separation Date.

On November 29, 2022, Richard P. Smiley notified the Company of his intent to retire and resign from his current position as Senior Vice President, Operations, which decision stemmed solely from personal reasons and did not result from any disagreement with the Company or any matter relating to the Company’s operations, policies or practices. Mr. Smiley intends to remain in his role at the Company to assist with an orderly transition of his responsibilities, and to continue to provide essential transition services to the Company following his retirement.

Effective December 31, 2022, Eric T. Greager resigned from the Company’s board of directors to pursue another career opportunity. Mr. Greager’s decision to leave the Company for another career opportunity was not a result of any disagreement with the Company or its board of directors or any matter relating to the Company’s financials, operations, policies or practices.

On February 9, 2023, the Company’s board of directors appointed James E. Craddock to the board of directors. Mr. Craddock has also been appointed to the nominating and governance committee of the board of directors.

Properties

We engaged Cawley, Gillespie and Associates, Inc. (“CG&A”), our independent reserve engineers, to prepare our reserves estimates for all of our proved reserves at December 31, 2022. The following table summarizes information, based on a reserve report prepared by CG&A (which we refer to as our “reserve report”), about our proved oil and natural gas reserves by geographic region as of December 31, 2022, and our average net production for the three months ended December 31, 2022:

					Average Net
	Estimated Net Proved Reserves				Production		Average
		% Oil					Reserve-to
	MMBoe	and	% Natural	% Proved		% of	Production	Producing Wells
Region	(1)	NGL	Gas	Developed	MBoe/d	Total	Ratio (2)	Gross	Net
							(Years)
Oklahoma	35.0	47%	53%	100%	6.6	32%	14.6	385	286
Rockies (Bairoil)	28.4	100%	—%	100%	3.7	18%	20.9	137	137
Southern California (Beta) (3)	13.7	100%	—%	100%	—	—%	—	—	—
East Texas/ North Louisiana	43.9	24%	76%	100%	9.5	45%	12.7	1,580	875
Eagle Ford (Non-Op)	2.9	90%	10%	64%	1.1	5%	7.5	384	25
Total	124.0	58%	42%	99%	20.8	100%	16.3	2,486	1,323
(1)	Determined using a ratio of six Mcf of natural gas to one Bbl of oil, condensate or NGLs based on an approximate energy equivalency. This is an energy content correlation and does not reflect a value or price relationship between the commodities.
(2)	The average reserve-to-production ratio is calculated by dividing estimated net proved reserves as of December 31, 2022 by the annualized average net production for the three months ended December 31, 2022.
(3)	On October 2, 2021, the Beta field was shut-in due to the Incident. All of Beta’s proved developed producing reserves are classified as proved developed non-producing at December 31, 2022.

Our Areas of Operation

Oklahoma

Approximately 28% of our estimated proved reserves as of December 31, 2022 and approximately 32% of our average daily net production for the three months ended December 31, 2022 were located in the Oklahoma region. Our Oklahoma properties include wells and properties primarily located in Alfalfa and Woods counties in Oklahoma. Those properties collectively contained 35.0 MMBbls of estimated net proved reserves as of December 31, 2022 based on our reserve report and generated average net production of 6.6 MBoe/d for the three months ended December 31, 2022.

Rockies (Bairoil)

Approximately 23% of our estimated proved reserves as of December 31, 2022 and approximately 18% of our average daily net production for the three months ended December 31, 2022 were located in the Rockies region. Our Rockies properties include wells and properties primarily located in the Lost Soldier and Wertz fields in Wyoming at our Bairoil complex. Our Rockies properties contained 28.4 MMBbls of estimated net proved oil and NGLs reserves as of December 31, 2022 based on our reserve report and generated average net production of 3.7 MBoe/d for the three months ended December 31, 2022.

Southern California (Beta)

For a discussion regarding the Incident, see Note 15 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report for additional information.

Approximately 11% of our estimated proved reserves as of December 31, 2022 were associated with the Beta field located in federal waters offshore Southern California approximately 11 miles offshore from the Port of Long Beach, California (“Beta”). Our ownership in Beta consists of 100% of the working interests and 75.2% average net revenue interest in three Pacific Outer Continental Shelf lease blocks (P-0300, P-0301 and P-0306) (referred to as the “Beta Unit”) in the Beta field. The Beta properties contained 13.7 MMBbls of estimated net proved oil reserves as of December 31, 2022 based on our reserve report. Oil and gas are produced from the Beta Unit via two production platforms, referred to as the Ellen and Eureka platforms, equipped with permanent drilling rigs and associated equipment. On a third platform, Elly, the oil, water and gas are separated, and the oil is prepared for sale, while the gas is burned as fuel for power and the water is recycled back into the reservoir for pressure maintenance. Sales quality oil is then pumped from the Elly platform to the Beta pump station located onshore at the Port of Long Beach, California via a 16-inch diameter oil pipeline, which extends approximately 17.5 miles. Amplify Energy’s wholly owned subsidiary, San Pedro Bay Pipeline Company owns and operates the pipeline system.

East Texas / North Louisiana

Approximately 35% of our estimated proved reserves as of December 31, 2022 and approximately 45% of our average daily net production for the three months ended December 31, 2022 were located in the East Texas/ North Louisiana region. Our East Texas/ North Louisiana properties include wells and properties primarily located in the Joaquin, Carthage, Willow Springs and East Henderson fields in East Texas. Those properties collectively contained 43.9 MMBoe of estimated net proved reserves as of December 31, 2022 based on our reserve report and generated average net production of 9.5 MBoe/d for the three months ended December 31, 2022.

Eagle Ford (Non-Op)

Approximately 2% of our estimated proved reserves as of December 31, 2022 and approximately 5% of our average daily net production for the three months ended December 31, 2022 were located in the Eagle Ford region. Our Eagle Ford properties include wells and properties in fields located primarily in the Eagleville fields. Our Eagle Ford properties contained 2.9 MMBoe of estimated net proved reserves as of December 31, 2022 based on our reserve report. Those properties collectively generated average net production of 1.1 MBoe/d for the three months ended December 31, 2022.

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

Mr. Lopez has over 16 years of corporate reserve reporting experience. Mr. Lopez joined the Company as Vice President of Corporate Reserves in June 2018 and currently serves as the Company’s Senior Vice President of Engineering & Exploitation. Prior to that Mr. Lopez was Vice President of Acquisitions and Engineering for EnerVest, Ltd., where he managed the corporate reserve reporting process and the financial planning & analysis department. Mr. Lopez is a graduate of West Virginia University and holds a B.S. in Petroleum and Natural Gas Engineering. Mr. Lopez is an active member of the Society of Petroleum Engineers.

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

Estimated Proved Reserves

The following table summarizes our estimated proved oil and natural gas reserves and related standardized measure of discounted future net cash flows attributable to our properties as of December 31, 2022, which are based on the prepared reserve report by CG&A, our independent reserve engineers.

	Reserves
	Oil	Natural Gas	NGLs	Total
	(MBbls)	(MMcf)	(MBbls)	(MBoe) (1)
Estimated Proved Reserves
Developed	47,010	312,185	23,928	122,969
Undeveloped	858	607	98	1,058
Total	47,868	312,792	24,026	124,027

Proved developed reserves as a percentage of total proved reserves				99%

Standardized measure (in thousands) (2)				$1,338
PV-10 (in thousands) (3)				$1,649

Oil and Natural Gas Prices (4)
Oil – WTI ($ per Bbl)				$93.67
Natural gas – Henry Hub ($ per MMBtu)				$6.36
(1)	Determined using a ratio of six Mcf of natural gas to one Bbl of oil, condensate or NGLs based on an approximate energy equivalency. This is an energy content correlation and does not reflect a value or price relationship between the commodities.
(2)	Standardized measure is calculated in accordance with Accounting Standards Codification, or ASC, Topic 932, Extractive Activities—Oil and Gas, and is calculated using SEC pricing, before market differentials, of $93.67 Bbl for crude oil and NGLs and $6.36 MMBtu for natural gas. Standardized measure is the present value of estimated future net revenues to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC without giving effect to non-property related expenses, such as general and administrative expenses, interest expense, or to depletion, depreciation and amortization. The future cash flows are discounted using an annual discount rate of 10%. Standardized measure does not give effect to derivative transactions. For a description of our commodity derivative contracts, see “Item 1. Business — Operations — Derivative Activities” as well as “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Commodity Derivative Contracts.”

(3)	PV-10 is a non-GAAP financial measure and represents the year end present value of estimated future cash inflows from proved oil and natural gas reserves, less future development and operating costs, discounted at 10% per annum to reflect the timing of future cash flows and using SEC prescribed pricing assumptions for the period. PV-10 differs from standardize measure because standardized measure includes the effects of future income taxes on future net cash flows. Standardized measure is prescribed by the SEC as an industry standard asset value measure to compare reserves with consistent pricing costs and discount assumptions. Amplify believes the presentation of PV-10 provides useful information because it is widely used by investors in evaluating oil and natural gas companies without regard to specific income tax characteristics of such entities. PV-10 is not intended to represent the current market value of our estimated proved reserves. PV-10 should not be considered in isolation or as a substitute for the standardized measure of discounted future net cash flows as defined under GAAP.
(4)	Our estimated net proved reserves and related standardized measure were determined using 12-month trailing average oil and natural gas index prices, calculated as the unweighted arithmetic average for the first-day-of-the-month price for each month in effect as of the date of the estimate, without giving effect to derivative contracts, held constant throughout the life of the properties. These prices were adjusted by lease for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead.

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

Future prices received for production and costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. The 10% discount factor used to calculate standardized measure, which is required by the SEC and FASB, is not necessarily the most appropriate discount rate. The present value, no matter what discount rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate. For these reasons, neither standardized measure nor PV-10 should be construed as the fair value of our oil and natural gas reserves.

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

Development of Proved Undeveloped Reserves

As of December 31, 2022, we had 1,058 MBoe of proved undeveloped reserves (“PUDs”) comprised of 858 Mbbls of oil, 607 MMcf of natural gas and 98 Mbbls of NGLs. None of our proved undeveloped reserves as of December 31, 2022 are scheduled to be developed on a date more than five years from the date the reserves were initially booked as PUDs. PUDs will be converted from undeveloped to developed as the applicable wells begin production.

For the year ended December 31, 2022, total proved undeveloped reserves decreased by 1,109 MBoe. The majority of this decrease (954 Mboe) was due to transfers to proved developed reserves on certain non-operated properties in Eagle Ford and Cotton Valley. Other changes (155 Mboe) include modifications to the non-operated development timing in the Eagle Ford.

Approximately 44.1% (954 MBoe) of our PUDs recorded as of December 31, 2021 were developed during the twelve months ended December 31, 2022. Total costs incurred to develop these PUDs were approximately $3.4 million, of which $0.9 million was incurred in fiscal year 2021 and $2.5 million incurred in fiscal year 2022. In total, we incurred total capital expenditures of approximately $4.6 million during fiscal year 2022 developing PUDs, which includes $2.1 million associated with PUDs to be completed in 2023. Based on our current expectations of our cash flows, we believe that we can fund the drilling of our current PUD inventory and our expansions in the next five years from our cash flow from operations and borrowings under our Revolving Credit Facility. For a more detailed discussion of our liquidity position, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Production, Revenue and Price History

For a description of our production, revenues, and average sales prices and per unit costs, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

The following tables summarize our average net production, average unhedged sales prices by product and average lease operating cost expense per Boe by geographic region for the years ended December 31, 2022 and 2021, respectively:

	For the Year Ended December 31, 2022
	Oil		NGLs		Natural Gas		Total
		Average		Average		Average		Average	Lease
	Production	Sales	Production	Sales	Production	Sales	Production	Sales	Operating
	Volumes	Price	Volumes	Price	Volumes	Price	Volumes	Price	Expense
	(MBbls)	($/Bbl)	(MBbls)	($/Bbl)	(MMcf)	($/Mcf)	(MBoe)	($/Boe)	($/Boe)
Oklahoma	488	$95.10	660	$31.57	7,343	$7.00	2,371	$50.00	$9.11
Rockies (Bairoil)	1,325	88.52	—	—	—	—	1,325	88.52	39.17
Southern California (Beta) (1)	18	77.55	—	—	—	—	18	77.55	1,524.98
East Texas/ North Louisiana	175	93.55	680	36.61	15,367	6.16	3,416	39.78	6.97
Eagle Ford (Non-Op)	321	96.87	49	33.69	283	6.36	418	82.82	15.97
Total	2,327	$91.34	1,389	$34.11	22,993	$6.43	7,548	$54.02	$17.45

Average net production (MBoe/d)							20.7
(1)	On October 2, 2021, the Beta field was shut-in after the Incident and therefore the table above reflects minimal activity.

	For the Year Ended December 31, 2021
	Oil		NGLs		Natural Gas		Total
		Average		Average		Average		Average	Lease
	Production	Sales	Production	Sales	Production	Sales	Production	Sales	Operating
	Volumes	Price	Volumes	Price	Volumes	Price	Volumes	Price	Expense
	(MBbls)	($/Bbl)	(MBbls)	($/Bbl)	(MMcf)	($/Mcf)	(MBoe)	($/Boe)	($/Boe)
Oklahoma	517	$66.63	659	$27.68	7,246	$2.98	2,381	$31.21	$6.90
Rockies (Bairoil)	1,336	62.20	—	—	—	—	1,336	62.20	32.64
Southern California (Beta) (1)	996	61.77	—	—	—	—	996	61.77	37.50
East Texas/ North Louisiana	169	64.88	719	29.41	16,268	3.67	3,599	25.49	5.23
Eagle Ford (Non-Op)	333	67.25	52	29.11	294	3.90	435	57.68	11.93
Total	3,351	$63.43	1,430	$28.62	23,808	$3.46	8,747	$38.39	$13.88

Average net production (MBoe/d)							24.0
(1)	On October 2, 2021, the Beta field was shut-in after the Incident and therefore the table above reflects only nine months of activity.

Productive Wells

Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we own an interest and net wells are the sum of our fractional working interests owned in gross wells. The following table sets forth information relating to the productive wells in which we owned a working interest as of December 31, 2022.

	Oil		Natural Gas
	Gross	Net	Gross	Net
Operated (1)	463	420	945	795
Non-operated	478	39	600	69
Total	941	459	1,545	864
(1)	Our operated properties reflect all operated proved devolved producing properties at December 31, 2022. For the year end reserves, Beta is excluded from the amount as the assets are classified as proved developed non-producing at December 31, 2022.

Developed Acreage

Acreage related to royalty, overriding royalty and other similar interests is excluded from this summary. As of December 31, 2022, substantially all of our leasehold acreage was held by production. The following table sets forth information as of December 31, 2022 relating to our leasehold acreage.

Region	Developed Acreage (1)
	Gross (2)	Net (3)
Oklahoma	112,221	94,464
Rockies (Bairoil)	6,653	6,653
Southern California (Beta)	17,280	17,280
East Texas/ North Louisiana	243,101	181,460
Eagle Ford (Non-Op)	14,167	811
Total	393,422	300,668
(1)	Developed acres are acres spaced or assigned to productive wells or wells capable of production.
(2)	A gross acre is an acre in which we own a working interest. The number of gross acres is the total number of acres in which we own a working interest.
(3)	A net acre is deemed to exist when the sum of our fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Undeveloped Acreage

The following table sets forth information as of December 31, 2022 relating to our undeveloped leasehold acreage, which are held by production (including the remaining terms of leases and concessions).

	Undeveloped		Net Acreage Subject to
	Acreage		Lease Expiration by Year
Region	Gross (1)	Net (2)	2023	2024
Oklahoma	16,571	10,305	—	—
(1)	A gross acre is an acre in which we own a working interest. The number of gross acres is the total number of acres in which we own a working interest.
(2)	A net acre is deemed to exist when the sum of our fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Drilling Activities

Our drilling activities primarily consist of development wells. The following table sets forth information with respect to (i) wells drilled and completed during the periods indicated and (ii) wells drilled in a prior period but completed during the periods indicated. The information should not be considered indicative of future performance, nor should a correlation be assumed between the number of productive wells drilled, quantities of reserves found or economic value. At December 31, 2022, 9 gross (0.5 net) wells were in various stages of completion.

	For the Year Ended December 31,
	2022		2021
	Gross	Net	Gross	Net
Development wells:
Productive	27.0	1.1	36.0	1.0
Dry	1	0.1	—	—
Exploratory wells:
Productive	—	—	—	—
Dry	—	—	—	—
Total wells:
Productive	27.0	1.1	36.0	1.0
Dry	1.0	0.1	—	—
Total	28.0	1.2	36.0	1.0

Delivery Commitments

We have no commitments to deliver a fixed and determinable quantity of our oil or natural gas production in the near future under our existing sales contracts.

We have a long-term contract associated with our NGL production in Oklahoma with a third-party midstream service provider that is subject to a volume obligation. Information regarding our delivery commitments under these contracts is contained in Note 16 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data,” contained herein.

Operations

General

As of December 31, 2022, the Company is the operator of record of properties containing 92% of our total estimated proved reserves. We design and manage the development, recompletion and/or workover operations, and supervise other operation and maintenance activities for all of the wells we operate. We do not own the drilling rigs or other oil field services equipment used for drilling or maintaining wells on our onshore properties; independent contractors provide all the equipment and personnel associated with these activities. Our Beta platforms have permanent drilling systems in place.

Marketing and Major Customers

The following individual customers each accounted for 10% or more of our total reported revenues for the period indicated:

	For the Year Ended
	December 31,
	2022	2021
Major customers:
HF Sinclair Corporation (formerly: Sinclair Oil & Gas Company)	23%	20%
Southwest Energy LP	13%	n/a %
Koch Energy Services, LLC	13%	n/a %
Phillips 66	n/a %	19%
ETC Texas Pipeline LTD	n/a %	12%

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

Derivative Activities

We enter into commodity derivative contracts with unaffiliated third parties, generally lenders under our Revolving Credit Facility or their affiliates, to achieve more predictable cash flows and to reduce our exposure to fluctuations in oil and natural gas prices. We intend to enter into commodity derivative contracts at times and on terms desired to maintain a portfolio of commodity derivative contracts covering at least 30% -75% of our estimated production from total proved developed producing reserves over a one-to-three-year period at any given point of time. We may, however, from time to time, hedge more or less than this approximate amount.

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

Hydraulic Fracturing

We use hydraulic fracturing as a means to maximize the productivity of almost every well that we drill and complete, except in our offshore wells. Hydraulic fracturing is a necessary part of the completion process because our properties are dependent upon our ability to effectively fracture the producing formations in order to produce at economic rates. Our proved non-producing and proved undeveloped reserves make up 18% of the total proved reserves, with approximately 25.7% of these requiring hydraulic fracturing as of December 31, 2022.

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

Insurance

In accordance with customary industry practice, we maintain insurance against many, but not all, potential losses or liabilities arising from our operations and at costs that we believe to be economic. We regularly review our risks of loss and the cost and availability of insurance and revise our insurance accordingly. Our insurance does not cover every potential risk associated with our operations, including the potential loss of significant revenues. We can provide no assurance that our coverage will adequately protect us against liability from all potential consequences, damages and losses. We currently have insurance policies that include the following:

• Commercial General Liability;	• Oil Pollution Act Liability;
• Primary Umbrella / Excess Liability;	• Pollution Legal Liability;
• Property;	• Charterer’s Legal Liability;
• Workers’ Compensation;	• Non-Owned Aircraft Liability;
• Employer’s Liability;	• Automobile Liability;
• Maritime Employer’s Liability;	• Directors & Officers Liability;
• U.S. Longshore and Harbor Workers’;	• Employment Practices Liability;
• Energy Package/Control of Well;	• Crime; and
• Loss of Production Income;	• Fiduciary Liability.
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

Environmental, Occupational Health and Safety Matters and Regulations

General

Our oil and natural gas development and production operations are subject to stringent and complex federal, state and local laws and regulations governing the discharge of materials into the environment, occupational health and safety aspects of our operations, or otherwise relating to protection of the environment and natural resources. These laws and regulations impose numerous obligations applicable to our operations, including the acquisition of certain permits before conducting regulated drilling activities; the restriction of types, quantities and concentration of materials that can be released into the environment; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands, seismically active areas and other protected areas; the application of specific health and safety criteria addressing worker protection; and the imposition of substantial liabilities for pollution resulting from our operations. Numerous governmental authorities, such as the U.S. Environmental Protection Agency (“EPA”) and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly compliance or corrective actions. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, the imposition of investigatory or remedial obligations, the suspension or revocation of necessary permits, licenses and authorizations, the requirement that additional pollution controls be installed and, in some instances, the issuance of orders limiting or prohibiting some or all of our operations. We may also experience delays in obtaining or be unable to obtain required permits, which may delay or interrupt our operations and limit our growth and revenue. In addition, the long-term trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment and thus, our costs of compliance may increase if existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to our operations.

Under certain environmental laws that impose strict as well as joint and several liability, we may be required to remediate contaminated properties currently or formerly owned or operated by us or facilities of third parties that received waste generated by our operations regardless of whether such contamination resulted from the conduct of others or from our own actions that were in compliance with all applicable laws at the time those actions were taken. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety impacts of our operations. Moreover, public interest in the protection of the environment has increased in recent years. New laws and regulations continue to be enacted, particularly at the state level, and the long-term trend of more expansive and stringent environmental legislation and regulations applied to the crude oil and natural gas industry could continue, resulting in increased costs of doing business and consequently affecting profitability. To the extent new or more stringent laws are enacted or other governmental action is taken that restricts drilling or imposes more stringent and costly operating, waste handling, disposal and cleanup requirements, our business, prospects, financial condition or results of operations could be materially adversely affected.

The following is a summary of the more significant existing environmental, occupational health and safety laws and regulations to which our business operations are subject and for which compliance may have a material adverse impact on our operations, capital expenditures, earnings or competitive position.

Offshore Operations

Our oil and gas operations associated with our Beta properties are conducted on offshore leases in federal waters and those operations are regulated by agencies such as the BOEM and the BSEE, which have broad authority to regulate our oil and gas operations associated with our Beta properties.

BOEM is responsible for managing environmentally and economically responsible development of the nation’s offshore resources. Its functions include offshore leasing, resource evaluation, review and administration of oil and gas exploration and development plans, renewable energy development, and National Environmental Policy Act (“NEPA”) analysis and environmental review. Lessees must obtain BOEM approval for exploration, development and production plans prior to the commencement of offshore operations. BOEM generally requires that lessees have substantial net worth, post supplemental bonds or provide other acceptable assurances that the obligations will be met. In October 2020, BOEM and BSEE issued a proposed rule to clarify, streamline, and provide greater transparency to financial assurance requirements for the oil and gas industry, including streamlining the evaluation criteria for determining if and when additional security is required for Outer Continental Shelf (“OCS”) leases, pipeline rights-of-way and rights-of-use and easement and revising the process for issuing decommissioning obligations for facilities on the OCS. The new criteria may require lessees or operators to take additional steps to demonstrate that they have the financial ability to carry out their lease obligations. A final rule was expected by December 2022. It is unclear whether BOEM and BSEE will finalize this rule, however, BOEM is continuing its industry-wide efforts to seek supplemental financial assurance to cover expected decommissioning costs of certain oil and gas infrastructure, primarily focused in the OCS.

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

BOEM and BSEE have adopted regulations providing for enforcement actions, including civil penalties and lease forfeiture or cancellation for failure to comply with regulatory requirements for offshore operations. If we fail to pay royalties or comply with safety and environmental regulations, BOEM and BSEE may require that our operations on the Beta properties be suspended or terminated, and we may be subject to civil or criminal liability, which may have a negative impact on our operations, capital expenditures, earnings or competitive position.

In November 2018, a federal district court prohibited BOEM and BSEE from approving any plans or issuing permits involving hydraulic fracturing and/or acid well stimulation on the Pacific OCS until the agencies complete consultation with the U.S. Fish and Wildlife Service under the Endangered Species Act (the “ESA”) and submit a consistency determination under the Coastal Zone Management Act to the California Coastal Commission. In June 2022, the U.S. Court of Appeals for the Ninth Circuit upheld this prohibition. Although we do not use either hydraulic fracturing or acid stimulation routinely in connection with our operations on the Beta properties, delays in the approval or refusal of plans and issuance of permits by BOEM or BSEE because of staffing, economic, environmental, legal or other reasons (or other actions taken by BOEM or BSEE) could adversely affect our offshore operations. The requirements imposed by BOEM and BSEE regulations are frequently changed and subject to new interpretations. Also, in addition to permits and approvals required by BOEM and BSEE, approvals and permits may be required from other agencies for the oil and gas operations associated with our Beta properties, such as the U.S. Coast Guard, the EPA, U.S. Department of Transportation, U. S. Army Corps of Engineers and the South Coast Air Quality Management District.

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

We also generate solid wastes, including hazardous wastes, which are subject to the requirements of the Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes. Although RCRA regulates both solid and hazardous wastes, it imposes stringent requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. Certain petroleum production wastes are excluded from RCRA’s hazardous waste regulations. These wastes, instead, are regulated under RCRA’s less stringent solid waste provisions, state laws or other federal laws. It is possible that these wastes, which could include wastes currently generated during our operations, could be designated as “hazardous wastes” in the future and, therefore, be subject to more rigorous and costly disposal requirements. Indeed, legislation has been proposed from time to time in Congress to re-categorize certain oil and gas exploration and production wastes as “hazardous wastes.” Any such changes, including to state programs, could result in an increase in our costs to manage and dispose of oil and gas waste, which could have a material adverse effect on our maintenance capital expenditures and operating expenses.

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

Water Discharges

The Federal Water Pollution Control Act (the “Clean Water Act”), the Safe Drinking Water Act (“SDWA”), the OPA and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including oil and hazardous substances, into navigable waters of the United States, as well as state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. These laws and regulations also prohibit certain activity in wetlands unless authorized by a permit issued by the U.S. Army Corps of Engineers (“Corps”). In June 2015, the EPA and the Corps issued a rule to revise the definition of “waters of the United States” (“WOTUS”) for all Clean Water Act programs, which never took effect before being replaced by the Navigable Waters Protection Rule (“NWPR”) in April 2020. The NWPR was vacated by two separate federal district courts in late 2021. The EPA is undergoing a rulemaking process to redefine the definition of WOTUS, which could be impacted by the U.S. Supreme Court’s upcoming decision in Sackett v. EPA, a case regarding the proper test in determining whether wetlands qualify as WOTUS. A final rule, known as “Rule 1” was announced by the EPA and the Corps in December 2022. The EPA and Corps are expected to propose a second rule, known as “Rule 2”, further refining Rule 1, by November 2023 and issue a final rule by July 2024. To the extent a new rule or further litigation expands the scope of the Clean Water Act’s jurisdiction or impacts available agency resources, the Company could face increased costs and/or delays with respect to obtaining permits for dredge and fill activities in wetland areas.

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

In addition, if hydraulic fracturing is further regulated at the federal, state or local level, our fracturing activities could become subject to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements and also to attendant permitting delays and potential increases in costs. Any such legislative changes could cause us to incur substantial compliance costs, and compliance or the consequences of any failure to comply by us could have a material adverse effect on our financial condition and results of operations. At this time, it is not possible to estimate the impact on our business of newly enacted or potential federal or state legislation governing hydraulic fracturing, and any of the above risks could impair our ability to manage our business and have a material adverse effect on our operations, cash flows and financial position.

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

The EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. New facilities may be required to obtain permits before work can begin, and modified and existing facilities may be required to obtain additional permits. In June 2016, the EPA finalized regulations establishing New Source Performance Standards (NSPS), known as Subpart OOOOa, for methane and volatile organic compounds from new and modified oil and natural gas production and natural gas processing and transmission facilities. In September 2020, the EPA finalized two sets of amendments to the 2016 Subpart OOOOa standards. The first, known as the 2020 Technical Rule, reduced the 2016 rule’s fugitive emissions monitoring requirements and expanded exceptions to pneumatic pump requirements, among other changes. The second, known as the 2020 Policy Rule, rescinded the methane-specific requirements for certain oil and natural gas sources in the production and processing segments. On January 20, 2021, President Biden issued an Executive Order directing the EPA to rescind the 2020 Technical Rule by September 2021 and consider revising the 2020 Policy Rule. On June 30, 2021, President Biden signed a Congressional Review Act (“CRA”) resolution passed by Congress that revoked the 2020 Policy Rule. The CRA did not address the 2020 Technical Rule.

Further, on November 15, 2021, the EPA issued a proposed rule intended to reduce methane emissions from oil and gas sources. The proposed rule would make the existing regulations in Subpart OOOOa more stringent and create a Subpart OOOOb to expand reduction requirements for new, modified, and reconstructed oil and gas sources, including standards focusing on certain source types that have never been regulated under the CAA (including intermittent vent pneumatic controllers, associated gas, and liquids unloading facilities). In addition, the proposed rule would establish “Emissions Guidelines,” creating a Subpart OOOOc that would require states to develop plans to reduce methane emissions from existing sources that must be at least as effective as presumptive standards set by EPA. On November 15, 2022, the EPA issued a proposed rule supplementing the November 2021 proposed rule. Among other things, the November 2022 supplemental proposed rule removes an emissions monitoring exemption for small wellhead-only sites and creates a new third-party monitoring program to flag large emissions events, referred to in the proposed rule as “super emitters”. The EPA is expected to issue a final rule by August 2023.

Additionally, in 2016, the BLM finalized rules related to further controlling the venting and flaring of natural gas on BLM land, which was challenged by a group of states. In September 2018, the BLM published a final rule that revised the 2016 rules, which was again challenged by states and environmental groups. On November 30, 2022, the BLM also issued a proposed rule to reduce the waste of natural gas from venting, flaring, and leaks during oil and gas production activities on Federal and Indian leases. As a result of these regulatory changes, the scope of any final methane regulations or the costs for complying with the federal methane regulations are uncertain. However, any future changes to the regulations governing methane emissions, and other air quality programs, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or utilize specific equipment or technologies to control emissions. Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs and could adversely impact our business.

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

Regulation of “Greenhouse Gas” Emissions

At the international level, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France, which resulted in an agreement intended to nationally determine their contributions and set GHG emission reduction goals every five years beginning in 2020. In November 2019, plans were formally announced for the U.S. to withdraw from the Paris Agreement with an effective exit date in November 2020. In February 2021, the current administration announced reentry of the U.S. into the Paris Agreement along with a new “nationally determined contribution” for U.S. GHG emissions that would achieve emissions reductions of at least 50% relative to 2005 levels by 2030. Pursuant to its obligations as a signatory to the Paris Agreement, the United States has set a target to reduce its GHG emissions by 50-52% by the year 2030 as compared with 2005 levels and has agreed to provide periodic updates on its progress. In addition, in 2021, President Biden publicly announced the Global Methane Pledge, a pact that aims to reduce global methane emissions at least 30% below 2020 levels by 2030, including “all feasible reductions” in the energy sector. Since its formal launch at the United Nations Climate Change Conference (“COP26”), over 150 countries have joined the pledge. COP26 concluded with the finalization of the Glasgow Climate Pact (the “Glasgow Pact”), which stated long-term global goals (including those in the Paris Agreement) to limit the increase in the global average temperature and emphasized reductions in GHG emissions. International commitments, re-entry into the Paris Agreement and President Biden’s executive orders may result in the development of additional regulations or changes to existing regulations. Most recently, at the 27th conference of parties (“COP27”), President Biden announced the EPA’s proposed standards to reduce methane emissions from existing oil and gas sources, and agreed, in conjunction with the European Union and a number of other partner countries, to develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity natural gas. Various state and local governments have also publicly committed to furthering the goals of the Paris Agreement.

The $1 trillion legislative infrastructure package passed by Congress in November 2021 includes a number of climate-focused spending initiatives targeted at climate resilience, enhanced response and preparation for extreme weather events, and clean energy and transportation investments. In August 2022, President Biden signed into law the Inflation Reduction Act of 2022. Among other things, the Inflation Reduction Act includes a methane emissions reduction program that amends the CAA to include a Methane Emissions and Waste Reduction Incentive Program for petroleum and natural gas systems. This program requires the EPA to impose a “waste emissions charge” on certain oil and gas sources that are already required to report under EPA’s Greenhouse Gas Reporting Program. Additionally, a number of states have intensified or stated their intent to intensify efforts to support international climate commitments and treaties and have taken legal measures to reduce emissions of GHGs, including through carbon taxes, policies and incentives to encourage the use of renewable energy or alternative low-carbon fuels, the planned development of GHGs emission inventories and/or regional GHGs cap and trade programs.

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

While we are subject to certain federal GHG monitoring and reporting requirements, our operations are not currently adversely impacted by existing federal, state and local climate change initiatives and, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing GHG emissions would impact our business. For example, the California Legislature is considering a bill that would require corporations that conduct business in California to report on their Scope 1, 2, and 3 emissions using the standards and guidance set out under the Greenhouse Gas Protocol and obtain third-party auditor verification of their reports. The California State Senate passed the bill in January 2022 and ordered the bill to the state assembly for consideration.

Additionally, on March 21, 2022, the SEC issued a proposed rule regarding the enhancement and standardization of mandatory climate-related disclosures. The proposed rule would require registrants to include certain climate-related disclosures in their registration statements and periodic reports, including, but not limited to, information about the registrant’s governance of climate-related risks and relevant risk management processes; climate-related risks that are reasonably likely to have a material impact on the registrant’s business, results of operations, or financial condition and their actual and likely climate-related impacts on the registrant’s business strategy, model, and outlook; climate-related targets, goals and transition plan (if any); certain climate-related financial statement metrics in a note to their audited financial statements; Scope 1 and Scope 2 GHG emissions; and Scope 3 GHG emissions and intensity, if material, or if the registrant has set a GHG emissions reduction target, goal or plan that includes Scope 3 GHG emissions. Although the proposed rule’s ultimate date of effectiveness and the final form and substance of these requirements is not yet known and the ultimate scope and impact on our business is uncertain, compliance with the proposed rule, if finalized, may result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on our personnel, systems and resources.

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

National Environmental Policy Act

Oil and natural gas exploration and production activities on federal lands are subject to the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the U.S. Departments of the Interior and Agriculture, to evaluate major federal actions having the potential to significantly impact the human environment. In the course of such evaluations, an agency evaluates the potential direct, indirect and cumulative impacts of a proposed project. If the proposed impacts are considered significant, the agency will prepare a detailed environmental impact statement that is made available for public review and comment. In July 2020, the White House’s Council on Environmental Quality published a final rule to amend the NEPA implementing regulations intended to streamline the environmental review process, including shortening the time for review as well as eliminating the requirement to evaluate cumulative impacts. The final rule required federal agencies to develop procedures consistent with the new rule within one year of the rule’s effective date (which was extended to two years in June 2021). The new regulations are subject to ongoing litigation, which has been stayed pending an ongoing review of the 2020 rule. In October 2021, the Council on Environmental Quality issued a notice of proposed rulemaking to amend the NEPA regulatory changes adopted in 2020 in two phases. Phase 1 of the Council on Environmental Quality’s proposed rulemaking process was finalized on April 20, 2022, and generally restored provisions that were in effect prior to 2020. It is anticipated that Phase II of the proposed rulemaking will propose further revisions to ensure the NEPA process “provides for efficient and effective environmental reviews,” and meets environmental, environmental justice and climate change objectives. All of our current development and production activities, as well as proposed development plans, on federal lands, including those in the Pacific Ocean, require governmental permits that are subject to the requirements of NEPA. This environmental review process has the potential to delay the development of oil and natural gas projects. Authorizations under NEPA also are subject to protest, appeal or litigation, which can delay or halt projects.

Endangered Species Act and Migratory Bird Treaty Act

The federal ESA and analogous state statutes restrict activities that may adversely affect endangered and threatened species or their habitat. In August 2019, the U.S. Fish and Wildlife Service (the “FWS”) and National Marine Fisheries Service (“NMFS”) issued three rules amending the implementation of the ESA regulations revising, among other things, the process for listing species and designating critical habitats, which was challenged by a coalition of states and environmental groups. In addition, on December 18, 2020, the FWS amended its regulations governing critical habitat designations, which were also subject to litigation. In June and July 2022, the I.S. Fish and Wildlife Service issued final rules rescinding the regulations defining “habitat” and governing critical habitat exclusions. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (“MBTA”), which makes it illegal to, among other things, hunt, capture, kill, possess, sell, or purchase migratory birds, nests, or eggs without a permit. This prohibition covers most bird species in the U.S. On January 7, 2021, the Department of the Interior finalized a rule limiting the application of the MBTA. However, the Department of the Interior revoked the rule in October 2021. With this revocation of the January 2021 rule, the FWS returned to prohibiting incidental take and applying enforcement discretion pursuant to the MBTA, consistent with agency practice prior to 2017. Concurrently, the FWS issued an advanced notice of proposed rulemaking seeking comment on the Department’s plan to develop regulations that authorize incidental take under certain prescribed conditions. The notice of proposed rulemaking is expected in March 2023 and is expected to be finalized by the end of 2023. Future implementation of the rules implementing the ESA and the MBTA are uncertain. The designation of previously unidentified endangered or threatened species in areas where we operate could cause us to incur additional costs or become subject to operating delays, restrictions or bans. Numerous species have been listed or proposed for protected status in areas in which we currently, or could in the future, undertake operations. The presence of protected species in areas where we operate could impair our ability to timely complete or carry out those operations, lose leaseholds as we may not be permitted to timely commence drilling operations, cause us to incur increased costs arising from species protection measures, and consequently, adversely affect our results of operations and financial position. There is also increasing interest in nature-related matters beyond protected species, such as general biodiversity, which may similarly require us or our customers to incur costs or take other measures which may adversely impact our business or operations.

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

The Beta properties include the San Pedro Bay Pipeline Company, which owns and operates an offshore crude oil pipeline. This pipeline is subject to regulation by the FERC under the Interstate Commerce Act and the Energy Policy Act of 1992. Tariff rates for liquids pipelines, which include both crude oil pipelines and refined products pipelines, must be just and reasonable and not unduly discriminatory. FERC regulations require that interstate oil pipeline transportation rates and terms of service be filed with the FERC and posted publicly. The FERC has established a formulaic methodology for oil and liquids pipelines to change their rates within prescribed ceiling levels that are tied to an inflation index. The FERC reviews the formula every five years. Effective July 1, 2021, the current index for the five-year period ending June 30, 2026 is the producer price index for finished goods minus 0.21 percent. The San Pedro Bay Pipeline Company uses the indexing methodology to change its rates.

The Outer Continental Shelf Lands Act requires that all pipelines operating on or across the OCS provide open access, non-discriminatory transportation service. BOEM/BSEE has established formal and informal complaint procedures for shippers that believe they have been denied open and non-discriminatory access to transportation on the OCS.

The U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration (“PHMSA”) regulates the safety of all pipeline transportation in or affecting interstate or foreign commerce, including pipeline facilities on the OCS. The San Pedro Bay pipeline is subject to regulation by the PHMSA. In recent years, PHMSA has been active in proposing and finalizing additional regulations for natural gas and hazardous liquids pipelines. For example, in January 2017, PHMSA finalized new regulations for hazardous liquid pipelines that significantly extend and expand the reach of certain PHMSA integrity management requirements (i.e., periodic assessments, repairs and leak detection), regardless of the pipeline’s proximity to a high consequence area (“HCA”). The final rule also requires all pipelines in or affecting an HCA to be capable of accommodating in-line inspection tools within the next 20 years. In addition, the final rule extends annual and accident reporting requirements to gravity lines, and all gathering lines and also imposes inspection requirements on pipelines in areas affected by extreme weather events and natural disasters, such as hurricanes, landslides, floods, earthquakes, or other similar events that are likely to damage infrastructure. In addition, in April 2016, PHMSA proposed a rule regarding the safety of natural gas transmission pipelines and gas gathering pipelines. In October 2019, PHMSA issued a final rule on the natural gas transmission lines portion of the April 2016 rulemaking, and in November 2021 PHMSA issued a final rule on the gathering lines portion of the April 2016 rulemaking. Under the new final rule, operators of onshore natural gas gathering pipelines that were previously excluded from certain PHMSA regulations face additional testing, safety and reporting requirements or may be forced to reduce their allowable operating pressures, which would reduce the amount of capacity available to the Company. Certain reporting requirements arising from the new PHMSA rule took effect in 2022, with additional requirements taking effect later in 2023.

Moreover, effective April 2017, the PHMSA adopted new rules increasing the maximum administrative civil penalties for violation of the pipeline safety laws and regulations. PHMSA updates the maximum administrative civil penalties each year to account for inflation, and as of January 2021, the penalty limits are up to $225,134 per violation per day and up to $2,251,334 for a related series of violations. The PHMSA has also issued a final rule applying safety regulations to certain rural low-stress hazardous liquid pipelines that were not covered previously by some of its safety regulations. In March 2022, PHMSA announced a final rule, effective October 5, 2022, to improve pipeline safety and reduce methane emissions by requiring the installation of remotely controlled or automatic shut-off valves, or similar technologies, in new and replaced onshore natural gas and other hazardous liquid pipelines. In August 2022, PHMSA passed a final rule, effective May 24, 2023, to protect the safety and environmental protection of onshore gas transmission pipelines, which establishes new standards for identifying threats, failures and worst-case scenarios throughout from initial failure through conclusion of an incident.

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

In particular, on October 18, 2011, the CFTC adopted final rules under the Dodd-Frank Act establishing position limits for certain energy commodity futures and options contracts and economically equivalent swaps, futures and options. The CFTC’s final rules were challenged in court by two industry associations and were vacated and remanded by a federal district court. Subsequently, the CFTC proposed new rules in November 2013 and December 2016. In January 2020, the CFTC withdrew the 2013 and 2016 proposals. In January 2021 the CFTC issued a final rule on the matter, effective March 15, 2021. The final rule includes limits on positions in (1) certain “Core Referenced Futures Contracts,” including contracts for several energy commodities; (2) futures and options on futures that are directly or indirectly linked to the price of a Core Referenced Futures Contract, or to the same commodity for delivery at the same location as specified in that Core Referenced Futures Contract; and (3) economically equivalent swaps. The final rule also includes exemptions from position limits for bona fide hedging activities.

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

Human Capital

Overview

At December 31, 2022, the Company had 208 employees, none of whom were represented by labor unions or covered by any collective bargaining agreement. We strive to create a high-performing culture and positive work environment that allows us to attract and retain a diverse group of talented individuals who can foster the Company’s success. To attract and retain top talent, our human resources programs are designed to reward and incentivize our employees through competitive compensation practices, our commitment to employee health and safety, training and talent development and our commitment to diversity and inclusion.

Safety

Safety is our highest priority, and we are dedicated to the well-being of our employees, contractors, business partners, stakeholders and the environment. We promote safety with a robust health and safety program, which includes employee orientation and training, contractor management, risk assessment, hazard identification and mitigation, audits, incident reporting and investigation, and corrective and preventative action development.

In addition, we employ environmental, health and safety personnel at each of our asset locations, who provide in-person safety training and regular safety meetings. We also utilize learning management software to provide safety training on a variety of topics, and we contract with third-party technical experts to facilitate training on specialized topics that are unique to each of our areas of operation.

Compensation

We operate in a highly competitive environment and have designed our compensation program to attract, retain and motivate talented and experienced individuals. Our compensation philosophy is designed to align the interests of our workforce with those of our stakeholders and to reward them for achieving the Company’s business and strategic objectives and driving shareholder value. We consider competitive market compensation paid by our peers and other companies comparable to us in size, geographic location and operations in order to ensure compensation remains competitive and fulfills our goal of recruiting and retaining talented employees.

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

Diversity and Inclusion

We are committed to providing a diverse and inclusive workplace and career development opportunities to attract and retain talented employees. As of December 31, 2022 approximately 16% of our total workforce self-identified as a racial or ethnic minority and approximately 20% self-identified as female. As of the same date, approximately 27% of the employees located in our corporate headquarters self-identified as a racial or ethnic minority and approximately 48% self-identified as female. We recognize that a diverse workforce provides the opportunity to obtain unique perspectives, experiences, ideas, and solutions to help our business succeed. To that end, it is our policy to prohibit discrimination and harassment of any type and afford equal employment opportunities to employees and applicants without regard to race, color, religion, sex, national origin, age, disability, genetic information, veteran status, or any other basis protected by federal, state or local law. Further, it is our policy to forbid retaliation against any individual who reports, claims, or makes a charge of discrimination or harassment, fraud, unethical conduct, or a violation of our Company policies. To sustain and promote an inclusive culture, we maintain a robust compliance program rooted in our Code of Business Conduct and Ethics and other Company policies, which provide policies and guidance on non-discrimination, anti-harassment, and equal employment opportunities. We require all employees to complete periodic training sessions on various aspects of our corporate policies through an annual acknowledgment and certification process.

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

The success of our business is fundamentally connected to the safety and well-being of our employees. Although COVID-19 conditions improved in 2022, our focus remained on providing a safe office environment for our employees while continuing to allow for remote work, hybrid work and flexible work schedules where feasible. With the support of the varying work arrangements and a geographically dispersed workforce, we continued to develop ways to best support our people. For example, to ensure employee alignment and engagement, we have conducted quarterly virtual town hall meetings each quarter following release of our earnings.

Offices

Our principal executive office is located at 500 Dallas Street, Suite 1700, Houston, Texas 77002. Our main telephone number is (832) 219-9001.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8–K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our website at www.amplifyenergy.com as soon as reasonably practicable after these reports have been electronically filed with, or furnished to, the SEC. Our website also includes our Code of Business Conduct and Ethics, Corporate Governance Guidelines and the charters of our audit committee, compensation committee and nominating & governance committee. The information contained on, or connected to, our website is not incorporated by reference into this Annual Report and should not be considered part of this or any other report that we file with or furnish to the SEC.

The SEC maintains a website that contains reports, proxy and information statements, and other information regarding the Company at www.sec.gov.

ITEM 1A.RISK FACTORS

Our business and operations are subject to many risks. The risks described below, in addition to the risks described in “Item 1. Business” of this Annual Report, may not be the only risks we face, as our business and operations may also be subject to risks that we do not yet know of, or that we currently believe are immaterial. You should carefully consider the following risk factors together with all of the other information included in this Annual Report, including the financial statements and related notes, when deciding to invest in us. You should be aware that the occurrence of any of the events described in this Risk Factors section and elsewhere in this Annual Report could have a material adverse effect on our business, financial position, results of operations and cash flows and the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Related to the Southern California Pipeline Incident

Certain uncertainties remain regarding the extent and timing of costs and liabilities relating to the Incident, and potential changes in the regulatory and operating environment in which we operate resulting from the Incident may increase the risks to which we are exposed. The duration of such uncertainties may exist for a significant period, and such risks may have a material adverse impact on our business, results of operations and financial condition and the implementation of our strategic agenda. Furthermore, the risks associated with the Incident may heighten the consequences of other risks to which we are exposed, including with respect to access to financing and financial assurance.

Our assumptions and estimates regarding the total aggregate costs associated with the Incident may be inaccurate, which could materially and adversely affect our business, results of operations and financial condition

On February 2, 2022, the Unified Command announced that response and monitoring efforts have officially concluded for the Incident, and Unified Command would stand down as of such date. We currently estimate that the total costs we have incurred or will incur with respect to the Incident related to (i) actual and projected response and remediation expenses incurred under the direction of the Unified Command and (ii) estimates for certain legal fees to be approximately $160.0 million to $170.0 million. These estimates consider currently available facts and presently enacted laws and regulations. We have made assumptions regarding (i) the probable and estimable amounts expected to be settled with certain vendors for response and remediation expenses and (ii) the resolution of certain third-party claims, excluding claims with respect to losses, which are not probable and reasonably estimable, and (iii) future claims and lawsuits. Our estimates do not include (i) the nature, extent and cost of future legal services that will be required in connection with all lawsuits, claims and other matters requiring legal or expert advice associated with the Incident, (ii) any lost revenue associated with the suspension of operations at Beta, (iii) any liabilities or costs that are not reasonably estimable at this time or that relate to contingencies where we currently regard the likelihood of loss as being only reasonably possible or remote and (iv) the costs associated with the permanent repair of the pipeline and the restart of operations at Beta. We believe we have accrued adequate amounts for all probable and reasonably estimable costs; however, this estimate is subject to uncertainties associated with the assumptions that we have made. Accordingly, our assumptions and estimates may change in future periods based on future events and total costs may materially increase; therefore, we can provide no assurance that we will not have to accrue significant additional costs in future periods with respect to the Incident.

We are subject to significant litigation and enforcement risk as a result of the Incident.

Under the OPA, the Company’s pipeline was designated by the United States Coast Guard as the source of the oil discharge. Therefore, the Company is financially responsible for remediation for certain costs and economic damages as provided in the OPA. The Company continues to process covered claims under the OPA as expeditiously as possible. At this time, it is not possible to estimate the total number of future claims or the full extent of compensable damages arising from the Incident.

Consolidated civil litigation is pending in the United States District Court for the Central District of California. On August 25, 2022, we reached an agreement in principle with plaintiffs in the class action to resolve all civil claims against us and our subsidiaries. The settlement of $50.0 million, which also includes certain injunctive relief, will be funded under our insurance policies. The Court preliminarily approved the settlement on December 7, 2022. The final approval papers were submitted to the Court on January 25, 2023 and a final approval hearing is scheduled for April 24, 2023. Federal, state and municipal authorities may also take enforcement action against us as a result of the Incident. To date, the U.S. Coast Guard, the BOEM, the U.S. Department of Justice, PHMSA, the U.S. Department of the Interior, the BSEE, the California Department of Justice, the Orange County District Attorney, the Los Angeles County District Attorney and the California Department of Fish & Wildlife have conducted or are conducting investigations or examinations of the Incident. Other federal agencies may or have commenced investigations and proceedings, and federal agencies such as the EPA may initiate enforcement actions seeking penalties and other relief under the Clean Water Act and other statutes. The outcomes of these investigations and the nature of any remedies pursued will depend on the discretion of the relevant authorities and may result in regulatory or other enforcement actions, as well as civil liability.

On December 15, 2021, a federal grand jury in the Central District of California returned a federal criminal indictment against Amplify Energy, Beta Operating Company, LLC, and San Pedro Bay Pipeline Company in connection with the Incident. The indictment alleges that we committed a misdemeanor violation of the federal Clean Water Act for negligently discharging oil into the contiguous zone of the United States. The state authorities were conducting parallel criminal investigations. The Company has reached court-approved agreements to resolve all criminal matters stemming from the Incident. Specifically, on August 26, 2022, as part of the resolution with the United States, we agreed to plead guilty to one count of misdemeanor negligent discharge of oil in violation of the Clean Water Act. We will pay a fine of approximately $7.1 million in installments over a period of three years, serve a term of four years’ probation and reimburse governmental agencies approximately $5.8 million for their response to this event. Further, on September 8, 2022, as part of the resolution with the state of California, we agreed to enter a plea of No Contest to six misdemeanor charges. We will pay a fine in the amount of $4.9 million to be distributed among the state of California, including the State’s Fish and Game Preservation Fund and Orange County. We will serve a one-year term of probation and have agreed to certain compliance enhancements to our operations.

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

The Incident may result in more stringent permitting obligations and regulation of our and other oil and gas activities including in federal waters off California and elsewhere, particularly relating to environmental, health and safety protection controls, oversight of oil and gas operations and required financial assurance. Regulatory or legislative action may impact the industry as a whole and could be directed specifically towards operators similarly situated to us, which could negatively impact our business.

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

We cannot guarantee that our insurance policies will cover all losses that we incur in connection with the Incident or that disputes over insurance claims will not arise with our insurance carriers. Additionally, the insurers may not pay particular claims or may take an extended period of time to do so. We currently maintain insurance that covers against certain losses and expenses associated with the Incident. For example, our insurance coverage includes loss of production income (“LOPI”) insurance for our offshore properties. Proceeds from LOPI insurance claims are intended to partially offset the loss of revenue resulting from certain events that cause suspension of operations. When such event occurs, we file claims under our LOPI policy and recognize LOPI in the period that insurers accept the claim and all uncertainty with respect to the receipt or amount of claim is resolved. For the year ended December 31, 2022, we recognized LOPI insurance payments of $50.2 million from our Beta properties due to the Incident; however, the LOPI insurance policy in effect at the time of the Incident provides eighteen months of LOPI coverage and thus no additional LOPI insurance can be recognized after March 31, 2023. If we are unable to restart the operations at Beta prior to March 31, 2023, we will not continue to receive proceeds from LOPI insurance claims, which may have a material adverse effect on our business, results of operations and financial condition.

Finally, we cannot guarantee that we will be able to renew our insurance policies on the same or commercially reasonable terms, or at all, in the future.

The shut-in of the Pipeline could negatively impact our production, liquidity, and, ultimately, our operations, results, and performance.

Our production depends, in part, upon our assets that are capable of commercial production not being shut-in (i.e., suspended from production). In response to the Incident, we have shut-in the Pipeline impacted by the Incident and the Beta field, which has decreased our overall production volumes. This decrease in production will impact our ability to generate cash flows from operations, and we will experience a reduction in our available liquidity, which may adversely affect our ability to meet our anticipated working capital, debt service, and other liquidity needs. Additionally, we cannot be certain whether and when, if at all, we will be able to restart operations at the Beta field.

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

In addition, our response to the Incident and associated consequences have required significant management focus. Key management and operating personnel are, and will need to continue, devoting substantial attention to addressing the associated consequences for us, leaving them less time to devote to executing our strategic plans. In addition, we rely on recruiting and retaining high-quality employees to execute our strategic plans and to operate our business. The Incident response and associated consequences have placed significant demands on our employees, and the reputational damage suffered by us as a result of the Incident and any consequent adverse impact on our business could affect employee recruitment, productivity, retention and the results of our operations.

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

These factors and the volatility of the energy markets make it extremely difficult to predict future oil, natural gas and NGL price movements with any certainty. For example, for the five years ended December 31, 2022, the NYMEX-WTI oil future price ranged from a high of $122.11 per Bbl to a low of $(37.63) per Bbl, while the NYMEX-Henry Hub natural gas future price ranged from a high of $9.68 per MMBtu to a low of $1.48 per MMBtu. For the year ended December 31, 2022, the WTI posted prices ranged from a high of $122.11 per Bbl on June 8, 2022 to a low of $71.02 per Bbl on December 9, 2022 and NYMEX-Henry Hub natural gas market price ranged from a high of $9.68 per MMBtu on August 22, 2022 to a low of $3.72 per MMBtu on January 4, 2022. Likewise, NGLs, which are made up of ethane, propane, isobutane, normal butane and natural gasoline, each of which has different uses and different pricing characteristics, have sustained depressed realized prices during this period and are generally correlated with the price of oil. A further or extended decline in commodity prices could materially and adversely affect our business, results of operations and financial condition.

If commodity prices decline for a prolonged period, a significant portion of our development projects may become uneconomic and result in write downs of the value of our oil and natural gas properties, which may adversely affect our financial condition and our ability to fund our operations.

Oil, natural gas and NGL prices have experienced significant volatility over the past few years. An extended decline in commodity prices could render many of our development and production projects uneconomical and result in a downward adjustment of our reserve estimates, which would reduce our borrowing base and our ability to fund our operations.

No impairment expense was recognized for the years ended December 31, 2022 and 2021. An extended decline in commodity prices may cause us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties for impairments. We may in the future incur impairment charges that could have a material adverse effect on our results of operations in the period taken and our ability to borrow funds under our Revolving Credit Facility.

Our business could be adversely affected by a decline in general economic conditions or a weakening of the broader energy industry, and inflation may adversely affect our financial position and operating results.

A prolonged economic slowdown or recession, adverse events relating to the energy industry, or regional, national, or global economic conditions and factors, particularly a slowdown in the exploration and production industry, could negatively impact our operations and therefore adversely affect our results. The risks associated with our business are more acute during periods of economic slowdown or recession because such periods may be accompanied by decreased demand for oil and natural gas and decreased prices for oil and natural gas.

Inflationary factors, such as increases in the labor costs, material costs, and overhead costs, may also adversely affect our financial position and operating results. Inflation has also resulted in higher interest rates in the United States, which could increase our cost of debt borrowing in the future.

A pandemic, epidemic or outbreak of an infectious disease, may materially adversely affect our business.

The global or national outbreak of an infectious disease, such as the COVID-19 pandemic that began in 2020, has previously and may in the future cause disruptions to our business and operational plans, which may include (i) shortages of employees, (ii) unavailability of contractors and subcontractors, (iii) interruption of supplies from third parties upon which we rely, (iv) recommendations of, or restrictions imposed by, government and health authorities, including quarantines, and (v) restrictions that we and our contractors and subcontractors impose, including curtailment or shutting in of production, to ensure the safety of employees and others. While it is not possible to predict their extent or duration, these disruptions may have a material adverse effect on our business, financial condition and results of operations.

Further, any such pandemic, epidemic or outbreak of infectious disease has previously and may in the future adversely impact the supply chain for equipment or services needed for our operations, including as a result of mandatory shutdowns and other pandemic-related measures implemented in locations where such equipment or services are manufactured or distributed. We may also be impacted by significant disruptions to the operations of our logistics and service providers.

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

Under our Revolving Credit Facility, we are required to (i) maintain, as of the date of determination, a maximum total debt to EBITDAX ratio of 3.00 to 1.00, (ii) maintain a current ratio of not less than 1.00 to 1.00, and (iii) use commercially feasible best efforts to hedge at least 50%-75% of our estimated production from total proved developed producing reserves. If we were to violate any of the covenants under our Revolving Credit Facility and were unable to obtain a waiver or amendment, it would be considered a default after the expiration of any applicable grace period. If we were in default under our Revolving Credit Facility, then the lenders may exercise certain remedies including, among others, declaring all borrowings outstanding thereunder, if any, immediately due and payable. This could adversely affect our operations and our ability to satisfy our obligations as they come due, because we might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under our Revolving Credit Facility are secured by mortgages on not less than 90% of the PV-9 value of our oil and gas properties (and at least 90% of the PV-9 value of the proved, developed and producing oil and gas properties), and if we are unable to repay our indebtedness under our Revolving Credit Facility, the lenders could seek to foreclose on our assets.

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

We intend to maintain a portfolio of commodity derivative contracts covering at least 30%- 75% of our estimated production from proved developed producing reserves over a one-to-three-year period at any given point in time. These commodity derivative contracts include natural gas, oil and NGL financial swaps, put options, costless collars, and three-way collars. The prices and quantities at which we enter into commodity derivative contracts covering our production in the future will be dependent upon oil and natural gas prices and price expectations, at the time we enter into these transactions, which may be substantially higher or lower than current or future oil and natural gas prices. Accordingly, our price hedging strategy may not protect us from significant declines in oil, natural gas and NGL prices received for our future production. Many of the derivative contracts to which we will be a party will require us to make cash payments to the extent the applicable index exceeds a predetermined price, thereby limiting our ability to realize the benefit of increases in oil, natural gas and NGL prices. If our actual production and sales for any period are less than our hedged production and sales for that period (including reductions in production due to operational delays) or if we are unable to perform our drilling activities as planned, we might be forced to satisfy all or a portion of our hedging obligations without the benefit of the cash flow from our sale of the underlying physical commodity, which may materially impact our liquidity.

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

Additionally, our operations are subject to all of the hazards and operating risks associated with drilling for and production of oil and natural gas, including natural disasters, the risk of fire, explosions, blowouts, surface cratering, uncontrollable flows of natural gas, oil and formation water, pipe or pipeline failures, abnormally pressured formations, casing collapses and environmental hazards such as oil spills, natural gas leaks, ruptures or discharges of toxic gases, all of which could cause substantial financial losses. In addition, our operations are subject to risks associated with hydraulic fracturing, including any mishandling, surface spillage or potential underground migration of fracturing fluids, including chemical additives. The location of any properties and other assets near populated areas, including residential areas, commercial business centers and industrial sites, could significantly increase the level of potential damages resulting from these risks.

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

We had three customers that each accounted for 10% or more of total reported revenues for the year ended December 31, 2022. The loss of these customers or any significant customer, should we be unable to replace them, could adversely affect our revenues and have a material adverse effect on our financial condition and results of operations. Also, if any significant customer reduces the volume it purchases from us, we could experience a temporary interruption in sales of, or may receive a lower price for, our production, and our revenues and cash flows could decline. We cannot assure you that any of our customers will continue to do business with us or that we will continue to have access to suitably liquid markets for our future production. See “Item 1. Business — Operations — Marketing and Major Customers.”

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

We are exposed to trade credit risk in the event of nonperformance by our vendors and other counterparties in the ordinary course of our business activities.

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

The oil and natural gas industry is intensely competitive with respect to acquiring prospects and productive properties, marketing oil and natural gas and securing equipment and trained personnel. Our ability to acquire additional properties and to discover reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Many of our larger competitors not only drill for and produce oil and natural gas but also carry-on refining operations and market petroleum and other products on a regional, national or worldwide basis and many of our competitors have access to capital at a lower cost than that available to us. These companies may be able to pay more for oil and natural gas properties and evaluate, bid for and purchase a greater number of properties than our financial, technical or personnel resources permit. In addition, there is substantial competition for investment capital in the oil and natural gas industry. These larger companies may have a greater ability to continue development activities during periods of low oil and natural gas prices and to absorb the burden of present and future federal, state, local and other laws and regulations. Furthermore, we may not be able to aggregate sufficient quantities of production to compete with larger companies that are able to sell greater volumes of production to intermediaries, thereby reducing the realized prices attributable to our production. Any inability to compete effectively with larger companies could have a material adverse impact on our business activities, financial condition, results of operations and cash flows.

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

Our business is subject to climate-related transition risks, including fuel conservation measures, technological advances and increasing public attention to climate change and environmental matters, which could reduce demand for oil and natural gas and have an adverse effect on our business, financial condition and reputation.

Increasing attention from governmental and regulatory bodies, investors, consumers, industry and other stakeholders on responding to climate change, together with fuel conservation measures, alternative fuel requirements, incentives to conserve energy or use alternative energy sources, and development of, and increased demand from consumers and industry for, lower-emission products and services (including electric vehicles and renewable residential and commercial power supplies) as well as more efficient products and services, increasing consumer demand for alternatives to oil and natural gas (including wind, solar, nuclear, and geothermal sources as well as electric vehicles), societal expectations on companies to address climate change, investor and societal expectations regarding voluntary climate-related disclosures, and technological advances in fuel economy and energy transmission, storage, consumption and generation devices (including advances in wind, solar and hydrogen power, as well as battery technology), could reduce demand for oil and natural gas. Such initiatives or related activism aimed at responding to climate change and reducing air pollution, as well as negative investor sentiment toward our industry and the impact of the changing demand for oil and natural gas services and products may have a material adverse effect on our business, financial condition, results of operations, cash flows, and ability to access capital.

The oil and natural gas industry, and energy industry more broadly, is characterized by rapid and significant technological advancements and introductions of new products and services using new technologies. As others use or develop new technologies, including technological advances in fuel economy and energy generation devices or other technological advances that could reduce demand for oil and natural gas, we may be placed at a competitive disadvantage or may be forced by competitive pressures to implement new technologies at substantial costs. We may not be able to respond to these competitive pressures or implement new technologies on a timely basis or at an acceptable cost. If one or more of the technologies we use now or in the future were to become obsolete, our business, financial condition or results of operations could be materially and adversely affected.

Moreover, parties concerned about the potential effects of climate change have directed their attention at sources of funding for energy companies, which has resulted in certain financial institutions, funds and other sources of capital, restricting or eliminating their investment in oil and natural gas activities. Some investors, including investment advisors and certain sovereign wealth funds, pension funds, university endowments and family foundations, have stated policies to disinvest in the oil and gas sector based on their social and environmental considerations. Certain investment banks and asset managers based both domestically and internationally have announced that they are adopting climate change guidelines for their banking and investing activities. Institutional lenders who provide financing to energy companies such as ours have also become more attentive to sustainable lending practices, and some may elect not to provide traditional energy producers or companies that support such producers with funding. Certain other stakeholders have also pressured commercial and investment banks to stop financing oil and gas production and related infrastructure projects. Such developments, including environmental activism and initiatives aimed at limiting climate change and reducing air pollution, could result in downward pressure on the stock prices of oil and gas companies, including ours. This may also potentially result in a reduction of available capital funding or higher cost of capital for potential development projects, as well as the restriction, delay or cancellation of infrastructure projects and energy production activities, ultimately impacting our future financial results.

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

Governmental authorities exercise considerable discretion in the timing and scope of permit issuance and the public may engage in the permitting process, including through intervention in the courts. Negative public perception could cause the permits we need to conduct our operations to be withheld, delayed, or burdened by requirements that restrict our ability to profitably conduct our business. In addition, various officials and candidates at the federal, state and local levels, have made climate-related pledges or proposed banning hydraulic fracturing altogether. More broadly, the enactment of climate change-related policies and initiatives across the market at the corporate level and/or investor community level may in the future result in increases in the Company’s compliance costs and other operating costs and have other adverse effects (e.g., greater potential for governmental investigations or litigation). For further discussion regarding the transition risks posed to us by climate change-related regulations, policies and initiatives, see the discussion below in “—Climate change legislation or regulations restricting emissions of “greenhouse gases,” or GHGs, could result in increased operating costs and reduced demand for the oil and natural gas that we produce, while the physical effects of climate change could disrupt our production and cause us to incur significant costs in preparing for or responding to those effects.”

Climate change legislation or regulations restricting emissions of “greenhouse gases,” or GHGs, could result in increased operating costs and reduced demand for the oil and natural gas that we produce, while the physical effects of climate change could disrupt our production and cause us to incur significant costs in preparing for or responding to those effects.

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

The $1 trillion legislative infrastructure package passed by Congress in November 2021 includes a number of climate-focused spending initiatives targeted at climate resilience, enhanced response and preparation for extreme weather events, and clean energy and transportation investments. In August 2022, President Biden signed into law the Inflation Reduction Act of 2022. Among other things, the Inflation Reduction Act includes a methane emissions reduction program that amends the CAA to include a Methane Emissions and Waste Reduction Incentive Program for petroleum and natural gas systems. This program requires the EPA to impose a “waste emissions charge” on certain oil and gas sources that are already required to report under EPA’s Greenhouse Gas Reporting Program. Additionally, almost one-half of the states have taken legal measures to reduce emissions of GHGs, including through the planned development of GHG emission inventories and/or regional GHGs cap and trade programs. At the international level, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France, which resulted in an agreement intended to nationally determine their contributions and set GHG emission reduction goals every five years beginning in 2020. In November 2019, plans were formally announced for the U.S. to withdraw from the Paris Agreement with an effective exit date in November 2020. In February 2021, the current administration announced reentry of the U.S. into the Paris Agreement along with a new “nationally determined contribution” for U.S. GHG emissions that would achieve emissions reductions of at least 50% relative to 2005 levels by 2030. In addition, in September 2021, President Biden publicly announced the Global Methane Pledge, a pact that aims to reduce global methane emissions at least 30% below 2020 levels by 2030, including “all feasible reductions” in the energy sector. Since its formal launch at COP26, over 150 countries have joined the pledge. Most recently, at COP27, President Biden announced the EPA’s proposed standards to reduce methane emissions from existing oil and gas sources, and agreed, in conjunction with the European Union and a number of other partner countries, to develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity natural gas. In addition, various states and local governments have vowed to continue to enact regulations to achieve the goals of the Paris Agreement. Pursuant to its obligations as a signatory to the Paris Agreement, the United States has set a target to reduce its GHG emissions by 50-52% by the year 2030 as compared with 2005 levels and has agreed to provide periodic updates on its progress.

Additionally, the SEC issued a proposed rule in March 2022 that would mandate extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy, and GHG emissions, for certain public companies. We cannot predict the costs of implementation or any potential adverse impacts resulting from the rulemaking. To the extent this rulemaking is finalized as proposed, we could incur increased costs relating to the assessment and disclosure of climate-related risks. We may also face increased litigation risks related to disclosures made pursuant to the rule if finalized as proposed. In addition, enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders restricting or seeking more stringent conditions with respect to their investments in certain carbon-intensive sectors. See “Item 1. Business— Environmental, Occupational Health and Safety Matters and Regulations” for a further discussion of the laws and regulations related to GHGs and of climate change.

Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions (including those related to carbon pricing schemes) would impact our business, any such future laws and regulations that require reporting of GHGs or otherwise limit emissions of GHGs from our equipment and operations could require us to incur costs to monitor and report on GHG emissions or reduce emissions of GHGs associated with our operations, and such requirements also could adversely affect demand for the oil and natural gas that we produce and restrict our ability to execute on our business strategy, reducing our access to financial markets, or create greater potential for governmental investigations or litigation.

Finally, it should be noted that most scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations. For example, such effects could adversely affect or delay demand for the oil or natural gas produced or cause us to incur significant costs in preparing for or responding to the effects of climatic events themselves. Potential adverse effects could include disruption of our production activities, increases in our costs of operation or reductions in the efficiency of our operations, impacts on our personnel, supply chain, or distribution chain, as well as potentially increased costs for insurance coverages in the aftermath of such effects. Our ability to mitigate the adverse physical impacts of climate change depends in part upon our disaster preparedness and response and business continuity planning. See “Item 1. Business — Environmental, Occupational Health and Safety Matters and Regulations — Regulation of “Greenhouse Gas” Emissions” for a description of the climate change laws and regulations that affect us. Further, energy needs could increase or decrease as a result of extreme weather conditions depending on the duration and magnitude of any such climate changes. Increased energy use due to weather changes may require us to invest in additional equipment to serve increased demand. A decrease in energy use due to weather changes may affect our financial condition through decreased revenues. The effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and natural gas producing areas, which may cause these conditions to occur with greater frequency or magnify the effects of these conditions.

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

Water is an essential component of oil and natural gas production during the drilling, and in particular, hydraulic fracturing, process. Our inability to locate sufficient amounts of water or to dispose of or recycle water used in our development and production operations could adversely impact our operations. Moreover, the imposition of new environmental initiatives and regulations could include restrictions on our ability to conduct certain operations such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the exploration, development or production of natural gas. The Clean Water Act imposes restrictions and strict controls regarding the discharge of produced waters and other natural gas and oil waste into “waters of the United States.” Permits must be obtained to discharge pollutants to such waters and to conduct construction activities in such waters, which include certain wetlands. The Clean Water Act and similar state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of pollutants and unauthorized discharges of reportable quantities of oil and other hazardous substances. State and federal discharge regulations prohibit the discharge of produced water and sand, drilling fluids, drill cuttings and certain other substances related to the natural gas and oil industry into coastal waters. Compliance with current and future environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells, and the disposal and recycling of produced water, drilling fluids, and other wastes, may increase our operating costs and cause delays, interruptions or termination of our operations, the extent of which cannot be predicted. In addition, in some instances, the operation of underground injection wells for the disposal of waste has been alleged to cause earthquakes. In some jurisdictions, such issues have led to orders prohibiting continued injection or the suspension of drilling in certain wells identified as possible sources of seismic activity or resulted in stricter regulatory requirements relating to the location and operation of underground injection wells. For example, we conduct oil and gas drilling and production operations in the Mississippian Lime formation in Oklahoma, a high-water play, which requires us to dispose of large volumes of saltwater generated as part of our operations. In 2015, the Oklahoma Geological Survey attributed an increase in seismic activity in Oklahoma to saltwater disposal wells in the Arbuckle formation. Around the same time, the OCC, whose Oil and Gas Conservation Division regulates oil and gas operations in Oklahoma, began issuing regulations targeting saltwater disposal activities in certain areas of interest within the Arbuckle formation. The regulations include operational requirements (i.e., mechanical integrity testing of wells permitted for disposal of 20,000 or more barrels of water per day, daily monitoring and recording of well pressure and discharge volume), as well as orders to shut-in wells, reduce well depths, or decrease disposal volumes. Under these regulations, in 2016 and 2017, the OCC ordered us to limit the volume of saltwater disposed of in saltwater disposal wells in the Arbuckle formation and established caps for ten of our saltwater disposal wells in February 2017, which caps are still in place. To ensure that we had an adequate number of wells for disposal, we secured permits for additional saltwater disposal wells outside of the Arbuckle formation. We timely satisfied all OCC saltwater disposal requirements, while maintaining our production base without any negative material impact. However, any additional orders or regulations addressing concerns about seismic activity from well injection in jurisdictions where we operate could affect our operations. See “Item 1. Business — Environmental, Occupational Health and Safety Matters and Regulations — Water Discharges and Other Waste Discharges & Spills” and “— Hydraulic Fracturing” for an additional description of the laws and regulations relating to the discharge of water and other wastes and hydraulic fracturing that affect us.

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

We are required to maintain reserve funds to provide for the payment of decommissioning costs associated with the Beta properties. The estimates of decommissioning costs are inherently imprecise and subject to change due to changing cost estimates, oil and natural gas prices and other factors. If actual decommissioning costs exceed such estimates, or we are required to provide a significant amount of additional collateral in cash or other security as a result of a revision to such estimates, our financial condition, results of operations and cash flows may be materially adversely affected.

We are required to post cash collateral and may be in the future required to post additional collateral, pursuant to our agreements with sureties under our existing or future bonding arrangements, which may have a material adverse effect on our liquidity and our ability to execute our capital expenditure plan, our ARO plan and comply with our existing debt instruments.

Pursuant to the terms of our existing bonding arrangements with various sureties in connection with the decommissioning obligations related to our Beta properties, or under any future bonding arrangements we may enter into, we may be required to post additional collateral at any time, on demand, at the sureties’ sole discretion. If additional collateral is required to support surety bond obligations, this collateral would probably be in the form of cash or letters of credit, certificate of deposit or other similar forms of liquid collateral. We cannot provide assurance that we will be able to satisfy collateral demands for current bonds or for future bonds.

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

As an oil and natural gas producer, we face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information, to misappropriate financial assets or to render data or systems unusable; threats to the security of our facilities and infrastructure or third-party facilities and infrastructure, such as processing plants and pipelines; and threats from terrorist acts. The potential for such security threats has subjected our operations to increased risks that could have a material adverse effect on our business. In particular, our implementation of various procedures and controls to monitor and mitigate security threats and to increase security for our information, facilities and infrastructure may result in increased capital and operating costs. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring. If any of these security breaches were to occur, they could lead to losses of financial assets, sensitive information, critical infrastructure or capabilities essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations or cash flows. Cybersecurity attacks in particular are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and systems, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data. These events could lead to financial losses from remedial actions, loss of business or potential liability. In addition, destructive forms of protest and opposition by activists and other disruptions, including acts of sabotage or eco-terrorism, against oil and gas production and activities could potentially result in damage or injury to people, property or the environment or lead to extended interruptions of our operations, adversely affecting our financial condition and results of operations.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

Information regarding our properties is contained in “Item 1. Business — Our Areas of Operation” and “—Our Oil and Natural Gas Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Results of Operations” contained herein.

ITEM 3.LEGAL PROCEEDINGS

As part of our normal business activities, we may be named as defendants in other litigation and legal proceedings, including those arising from regulatory and environmental matters. If we determine that a negative outcome is probable and the amount of loss is reasonably estimable, we accrue the estimated amount. We are not aware of any other litigation, pending or threatened, that we believe will have a material adverse effect on our financial position, results of operations or cash flows. The Company accrued $8.0 million at December 31, 2022, in regard to our litigation and legal proceedings.

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

As of February 28, 2023, we had 38,710,696 shares of our common stock outstanding. As of February 28, 2023, we had twenty-seven record holders of our common stock, based on information provided by our transfer agent.

Dividends Policy

While we may decide to pay cash dividends in the future, we have not paid, nor do we currently intend to pay, any cash dividends on our common stock. Future dividends, if any, are subject to the terms of our Revolving Credit Facility and discretionary approval by the board of directors.

Securities Authorized for Issuance Under Equity Compensation Plan

See the information incorporated by reference in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” for information regarding shares of our common stock authorized for issuance under our stock compensation plans, which information is incorporated herein by reference.

Issuer Purchases of Equity Securities

The following sets forth information with respect to the Company’s repurchases of shares of its common stock during the fourth quarter of 2022.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
			Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased	Paid per Share	or Programs	Plans or Programs (1)
(In thousands)
Common Shares Repurchased (1)
October 1, 2022 - October 31, 2022	3,152	$6.57	—	n/a
November 1, 2022 - November 30, 2022	—	$—	—	n/a
December 1, 2022 - December 31, 2022	—	$—	—	n/a
(1)	Common shares are generally net-settled by shareholders to cover the required withholding tax upon vesting. The Company repurchased the remaining vesting shares on the vesting date at current market price. See Note 11, “Equity-based Awards” of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report, which is incorporated herein by reference.

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

Production and Operation Update

Our oil, natural gas and NGL production for the fiscal year 2022 decreased to 31%, 3% and 3%, respectively. The decrease in production was attributable to Beta properties being shut-in due to the Incident and natural decline. We had a 21% increase in oil and natural gas sales which was from higher realized commodity prices offset by lower production changes.

Our total estimated proved reserves increased to 124.0 MMBoe in 2022 compared to 121.2 MMBoe in 2021.

As of December 31, 2022, we are the operator of record for properties containing 92% of our total estimated proved reserves.

Industry Trends

For a discussion of how industry trends have affected and may continue to affect our business and financial condition, see the discussion under the heading “Industry Trends” in Part I, Item 1 of this report, as well as the Risk Factors set forth in Part I, Item 1A of this report.

Recent Developments

Pipeline Incident Settlement

On March 1, 2023, the Company announced that the vessels that struck and damaged the Pipeline and their respective owners and operators have agreed to pay the Company $96.5 million in a settlement. The Marine Exchange has agreed to non-monetary terms as well. The overall resolution includes subrogation claims by Amplify’s property damage and loss of production insurers, with Amplify ultimately receiving a net payment of approximately $85 million. The parties are working to finalize the settlement agreement documentation. The settlement resolves Amplify’s affirmative claims related to the Incident. As part of the settlement, after payment is made, Amplify will dismiss all of its legal claims against those parties. For a discussion regarding the Incident, see Note 15 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report for additional information.

Borrowing Base Redetermination Agreement and Seventh Amendment

On December 9, 2022, OLLC, entered into the Seventh Amendment. The Seventh Amendment amends the parties’ Credit Agreement, to, among other things:

●	extend the maturity date from November 2, 2023 to May 31, 2024;

●	reduce the borrowing base under the Revolving Credit Facility to $215.0 million; provided that, beginning on December 31, 2022, the borrowing base will be reduced by $5.0 million per month on the last calendar day of each month. The borrowing base, as reduced on each date pursuant to the foregoing sentence, shall remain in effect until otherwise redetermined or adjusted in accordance with the provisions of the Credit Agreement;
●	adjust the minimum hedging requirements;
●	reduce the maximum consolidated net leverage ratio (as defined in the Credit Agreement) requirement from 4.00 to 1.00 to 3.00 to 1.00;
●	transition from London Inter-Bank Offered Rate to Secured Overnight Financing Rate based interest rates; and
●	remove the Borrower’s ability to pay dividends through the maturity date.

Director and Certain Officer Departures and Appointments

On February 27, 2023, Jason McGlynn notified the Company of his decision to resign. Mr. McGlynn will cease to serve as Chief Financial Officer of the Company effective March 17, 2023 (the “Separation Date”). Mr. McGlynn’s decision to resign stems solely from personal reasons and did not result from any disagreement with the Company or the board of directors.

Subject to Mr. McGlynn’s execution and non-revocation of a general release of claims and continued employment by the Company until the Separation Date, Mr. McGlynn’s 8,334 unvested time-based restricted stock units scheduled to vest on April 1, 2023 pursuant to the applicable award agreement will vest in full on the Separation Date.

On November 29, 2022, Richard P. Smiley notified the Company of his intent to retire and resign from his current position as Senior Vice President, Operations, which decision stemmed solely from personal reasons and did not result from any disagreement with the Company or any matter relating to the Company’s operations, policies or practices. Mr. Smiley intends to remain in his role at the Company to assist with an orderly transition of his responsibilities, and to continue to provide essential transition services to the Company following his retirement.

Effective December 31, 2022, Eric T. Greager resigned from the Company’s board of directors to pursue another career opportunity. Mr. Greager’s decision to leave the Company for another career opportunity was not a result of any disagreement with the Company or its board of directors or any matter relating to the Company’s financials, operations, policies or practices.

On February 9, 2023, the Company’s board of directors appointed James E. Craddock to the board of directors. Mr. Craddock has also been appointed to the nominating and governance committee of the board of directors.

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

Price Volatility. In the past, oil and natural gas prices have been extremely volatile, and we expect this volatility to continue. The following table shows the low and high commodity future index prices for the periods indicated:

	High	Low
For the Year Ended December 31, 2022:
NYMEX-WTI oil future price range per Bbl	$122.11	$71.02
NYMEX-Henry Hub natural gas future price range per MMBtu	$9.68	$3.72
ICE Brent oil future price range per Bbl	$123.58	$76.10

For the Five Years Ended December 31, 2022:
NYMEX-WTI oil future price range per Bbl	$122.11	$(37.63)
NYMEX-Henry Hub natural gas future price range per MMBtu	$9.68	$1.48
ICE Brent oil future price range per Bbl	$123.58	$19.33

Commodity Derivative Contracts. Our hedging activities are intended to support oil, natural gas and NGL prices at targeted levels and to manage our exposure to commodity price fluctuations. We intend to enter into commodity derivative contracts at times and on terms desired to maintain a portfolio of commodity derivative contracts covering at least 30% -75% of our estimated production from proved developed producing reserves over a one-to-three-year period at any given point of time. We may, however, from time-to-time hedge more or less than this approximate range. Additionally, we may take advantage of opportunities to modify our commodity derivative portfolio to change the percentage of our hedged production volumes when circumstances suggest that it is prudent to do so. The current market conditions may also impact our ability to enter into future commodity derivative contracts.

Principal Components of Cost Structure

●	Lease operating expense. These are the day-to-day costs incurred to maintain production of our natural gas, NGLs and oil. Such costs include utilities, direct labor, water injection and disposal, the cost of CO2 injection, chemicals, materials and supplies, compression, repairs and workover expenses. Cost levels for these expenses can vary based on supply and demand for oilfield services and activities performed during a specific period.
●	Gathering, processing and transportation. These are costs incurred to deliver production of our natural gas, NGLs and oil to the market. Cost levels of these expenses can vary based on the volume of natural gas, NGLs and oil production.
●	Taxes other than income. These consist of production, ad valorem and franchise taxes. Production taxes are paid on produced natural gas, NGLs and oil based on a percentage of market prices and at fixed per unit rates established by federal, state or local taxing authorities. We take advantage of credits and exemptions in the various taxing jurisdictions where we operate. Ad valorem taxes are generally tied to the valuation of the oil and natural gas properties. Franchise taxes are privilege taxes levied by states that are imposed on companies, including limited liability companies and partnerships, which gives the businesses the right to be chartered or operate within that state.
●	Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) includes the systematic expensing of the capitalized costs incurred to acquire, exploit and develop oil and natural gas properties. As a “successful efforts” company all costs associated with acquisition and development efforts and all successful exploration efforts are capitalized, and these costs are depleted using the units of production method.
●	Impairment expense. Proved properties are impaired whenever the net carrying value of the properties exceed their estimated undiscounted future cash flows. Unproved properties are impaired based on time or geologic factors.
●	General and administrative expense. These costs include overhead, including payroll and benefits for employees, costs of maintaining headquarters, costs of managing production and development operations, compensation expenses associated with certain long-term incentive-based plans, audit and other professional fees and legal compliance expenses.
●	Interest expense. Historically, we financed a portion of our working capital requirements, capital development and acquisitions with borrowings under our Revolving Credit Facility. As a result, we incur substantial interest expense that is affected by both fluctuations in interest rates and financing decisions. We expect to continue to incur significant interest expense.
●	Income tax expense. We are a corporation subject to federal and certain state income taxes. We are subject to the Texas margin tax for activities in the State of Texas.

Outlook

Based on our current plans, our capital expenditure program for the full year 2023 is expected to be approximately $30.0 million to $40.0 million. The charts below detail the allocation of capital across our asset base and by investment type based on the midpoint of our 2023 capital expenditure range.

As has been our historical practice, we will periodically review our capital expenditures throughout the year and may adjust the budget based on commodity prices and other factors. We anticipate funding our 2023 capital program from internally generated cash flow, borrowings under our Revolving Credit Facility and/or debt or equity financings may provide incremental financial flexibility.

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

We review the carrying value of our oil and natural gas properties for impairments annually or when events and circumstances indicate the carrying value of our properties may not be recoverable. Such indications could be the result of downward revisions of the reserve estimates, less than expected production or drilling results, higher operating and development costs, or lower commodity prices. If the carrying value of the property exceeds its estimated undiscounted future cash flows, the carrying amount of the property is reduced to its estimated fair value using Level 3 inputs. The factors used to determine fair value include, but are not limited to, estimates of proved and probable reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties.

We believe accounting for oil and natural gas properties is a critical accounting estimate because the policies discussed above the impact the carrying value of our properties involve significant judgments about the impact of future events on our estimated cash flows. Future events and circumstances currently unknown to us could require future impairments to our properties and materially change the carrying value of our properties.

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

The carrying values of our cash and cash equivalents (Level 1), accounts receivables, accounts payables (including accrued liabilities) and amounts outstanding under long-term debt agreements with variable rates included in the accompanying balance sheets approximated fair value at December 31, 2022 and 2021.

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

Income Tax. We use the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (1) temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements and (2) operating loss and tax credit carryforwards.

In assessing the carrying value of our net deferred tax assets, we consider the realizability of our deferred tax assets each reporting period. The realization of any deferred tax asset is dependent upon the generation of future taxable income sufficient to demonstrate our ability to utilize the deferred tax asset in the period in which the temporary differences become deductible or in a future period prior to expiration. We considered all available evidence, including cumulative historical losses (defined as pre-tax earnings as adjusted for permanent tax adjustment), scheduled reversal of deferred tax liabilities, projected future taxable income and available tax planning strategies. Based on all positive and negative evidence, we concluded that it was more likely than not that all of our net deferred tax assets would not be fully realized and maintained a full valuation allowance of $284.9 million at December 31, 2022.

We believe accounting for income taxes is a critical accounting estimate because the policies discussed above in assessing the carrying value of our net deferred tax assets require estimates and judgements about the impact of future events on our projected taxable income. For example, our cumulative historical losses for the three fiscal years end December 31, 2022, 2021 and 2020 are $434.1 million, which is primarily attributable to impairment expenses of $476.9 million that were incurred during the fiscal year ended December 31, 2020. In future periods, we may demonstrate cumulative historical earnings for the previous three fiscal years, which could significantly impact our valuation allowance of $284.9 million as of December 31, 2022. Any reduction in the valuation allowance would increase our income tax benefit in the Consolidated Statements of Operations.

Results of Operations

The results of operations for the years ended December 31, 2022 and 2021, have been derived from our Consolidated Financial Statements. The comparability of the results of operations among the periods presented below is impacted by the Incident and suspension of operations at our Beta properties.

The table below summarizes certain of the results of operations and period-to-period comparisons for the periods indicated.

	For the Year Ended
	December 31,
	2022	2021

	($ In thousands)
Oil and natural gas sales	$407,761	$335,779
Other revenues	50,695	7,137
Lease operating expense	131,675	121,398
Gathering, processing and transportation	29,110	20,807
Taxes other than income	33,308	22,250
Depreciation, depletion and amortization	23,950	28,068
General and administrative expense	30,164	25,285
Loss (gain) on commodity derivative instruments	106,937	142,439
Pipeline incident loss	11,277	1,599
Pipeline incident settlement	12,000	—
Interest expense, net	14,101	12,099
Gain on extinguishment of debt	—	5,516
Net income (loss)	57,875	(32,070)

Oil and natural gas revenues:
Oil sales	$212,522	$212,486
NGL sales	47,398	40,899
Natural gas sales	147,841	82,394
Total oil and natural gas revenues	$407,761	$335,779

Production volumes:
Oil (MBbls)	2,327	3,351
NGLs (MBbls)	1,389	1,430
Natural gas (MMcf)	22,993	23,808
Total (MBoe)	7,548	8,747
Average net production (MBoe/d)	20.7	24.0

Average realized sales price (excluding commodity derivatives):
Oil (per Bbl)	$91.34	$63.43
NGL (per Bbl)	34.11	28.62
Natural gas (per Mcf)	6.43	3.46
Total (per Boe)	$54.02	$38.39

Average unit costs per Boe:
Lease operating expense	$17.45	$13.88
Gathering, processing and transportation	3.86	2.38
Taxes other than income	4.41	2.54
General and administrative expense	4.00	2.89
Depletion, depreciation and amortization	3.17	3.21

For the year ended December 31, 2022 compared to the year ended December 31, 2021

Net income of $57.9 million and net loss of $32.1 million was recorded for the year ended December 31, 2022 and 2021, respectively.

Oil, natural gas and NGL revenues were $407.8 million and $335.8 million for the year ended December 31, 2022 and 2021, respectively. Average net production volumes were approximately 20.7 MBoe/d and 24.0 MBoe/d for the year ended December 31, 2022 and 2021, respectively. The change in production volumes was primarily due to the suspension of operations at our Beta properties and natural declines. For the year ended December 31, 2021, production from our Beta properties was 2.73 MBoe/d. The average realized sales price was $54.02 per Boe and $38.39 per Boe for the year ended December 31, 2022 and 2021, respectively. The increase in average realized sales price was primarily due to the increase in commodity prices.

Other revenues were $50.7 million and $7.1 million for the year ended December 31, 2022 and 2021, respectively. The change in other revenues was primarily related the recognition of loss of production income insurance proceeds of $50.2 million for the year ended December 31, 2022 compared to $6.7 million for the year ended December 31, 2021.

Lease operating expense was $131.7 million and $121.4 million for the year ended December 31, 2022 and 2021, respectively. The change in lease operating expense was primarily related to a $11.6 million increase in base lease operating expense due to higher aggregate costs and a $8.4 million increase in our workover expenses primarily in Wyoming and Oklahoma. The increase was offset by a decrease of $9.6 million in lease operating expense at our Beta properties, mainly due to the suspension of operations. On a per Boe basis, lease operating expense was $17.45 and $13.88 for the year ended December 31, 2022 and 2021, respectively. The change in lease operating expense on a per Boe basis was mainly due to higher aggregate costs noted above and lower production.

Gathering, processing and transportation expenses were $29.1 million and $20.8 million for the year ended December 31, 2022 and 2021, respectively. The increase in gathering, processing and transportation expenses was primarily attributable to a change in the marketing of our natural gas in Oklahoma in October 2021. At that time, we began marketing our own natural gas in Oklahoma and that has greatly improved our natural gas differentials, but we must now recognize certain revenue deductions as gathering, processing and transportation expense on a go-forward basis. On a per Boe basis, gathering, processing and transportation expenses were $3.86 and $2.38 for the year ended December 31, 2022 and 2021, respectively. The change on a per BOE basis is primarily related to the marketing changes discussed above.

Taxes other than income was $33.3 million and $22.3 million for the year ended December 31, 2022 and 2021, respectively. The change in taxes other than income is due to an increase of $10.0 million in production taxes as a result of the increase in commodity prices and an increase of $1.0 million for ad valorem tax. On a per Boe basis, taxes other than income were $4.41 and $2.54 for the year ended December 31, 2022 and 2021, respectively. The change in taxes other than income on a per Boe basis was primarily due to an increase in commodity prices.

DD&A expense was $24.0 million and $28.1 million for the year ended December 31, 2022 and 2021, respectively. The change in DD&A expense was primarily due to a 14% decrease in production due to the suspension of operations at our Beta properties and natural decline.

General and administrative expense was $30.2 million and $25.3 million for the year ended December 31, 2022 and 2021, respectively. The change in general and administrative expense is primarily related to (i) an increase of $1.9 million in salaries and other payroll benefits; (ii) an increase of $1.5 million in stock compensation expense; (iii) an increase in professional services of $0.6 million; and an increase in legal services of $0.5 million.

Net losses on commodity derivative instruments of $106.9 million were recognized for the year ended December 31, 2022, consisting of a $41.3 million increase in the fair value of open positions and a decrease of $148.2 million in cash settlements paid on expired positions. Net losses on commodity derivative instruments of $142.4 million were recognized for the year ended December 31, 2021, consisting of a $54.1 million decrease in the fair value of open positions and $88.3 million of cash settlements paid on expired positions.

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

Pipeline incident loss was $11.3 million and $1.6 million for the year ended December 31, 2022 and 2021. The $11.3 million reflects certain legal defense costs associated with the Incident that are not expected to be recovered under an insurance policy. See Note 15 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Pipeline incident settlement was $12.0 million for the year ended December 31, 2022, related to the resolution of the federal and state matters associated with the Incident discussed in Note 15 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report. No expense was recorded for the year ended December 31, 2021.

Interest expense, net was $14.1 million and $12.1 million for the year ended December 31, 2022 and 2021, respectively. The change in interest expense was from a $2.8 million increase in interest expense due to higher interest rates on our Revolving Credit Facility, offset by a decrease of $0.7 million on our interest rate swaps.

Average outstanding borrowings under our Revolving Credit Facility were $215.1 million and $240.2 million for the year ended December 31, 2022 and 2021, respectively.

Gain on extinguishment of debt was $5.5 million for the year ended December 31, 2021, which is related to the forgiveness of the $5.5 million loan that the Company received on April 24, 2020 under the Paycheck Protection Program (the “PPP Loan”). See Note 8 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report for additional information.

For the year ended December 31, 2021 compared to the year ended December 31, 2020

Information related to the comparison of our discussion of the results of operations for the year ended December 31, 2021, compared to the year ended December 31, 2020, is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Form 10-K filed with the SEC and is incorporated by reference into this Annual Report.

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

Reconciliation of Net Income (Loss) to Adjusted EBITDA

	For the Year Ended
	December 31,
	2022	2021

	(In thousands)
Net income (loss)	$57,875	$(32,070)
Interest expense, net	14,101	12,099
DD&A	23,950	28,068
Accretion of AROs	7,081	6,611
Losses (gains) on commodity derivative instruments	106,937	142,439
Cash settlements (paid) received on expired commodity derivative instruments	(148,239)	(88,301)
Amortization of gain associated with terminated commodity derivatives	—	17,977
Pipeline incident loss	11,277	1,599
Pipeline incident settlement	12,000	—
Share-based compensation expense	3,086	1,612
Gain on extinguishment of debt	—	(5,516)
Loss on settlement of AROs	908	11
Income tax expense	111	—
Exploration costs	57	57
Acquisition and divestiture related expenses	41	19
Bad debt expense	1	95
Reorganization items, net	—	6
LOPI	4,636	—
Adjusted EBITDA	$93,822	$84,706

Reconciliation of Net Cash from Operating Activities to Adjusted EBITDA

	For the Year Ended
	December 31,
	2022	2021

	(In thousands)
Net cash provided by operating activities	$64,485	$62,969
Changes in working capital	(14,812)	(12,395)
Interest expense, net	14,101	12,099
Gain (loss) on interest rate swaps	935	217
Cash settlements paid (received) on interest rate swaps	(311)	1,912
Amortization of gain associated with terminated commodity derivatives	—	17,977
Pipeline incident loss	11,277	1,599
Pipeline incident settlement	12,000	—
Plugging and abandonment cost	1,829	307
Amortization and write-off of deferred financing fees	(649)	(626)
Acquisition and divestiture related expenses	41	19
Exploration costs	57	57
Reorganization items, net	—	6
Income tax expense - current portion	111	—
LOPI	4,636	—
Other	122	565
Adjusted EBITDA	$93,822	$84,706

Liquidity and Capital Resources

Overview. Our ability to finance our operations, including funding capital expenditures and acquisitions, to meet our indebtedness obligations, to refinance our indebtedness or to meet our collateral requirements will depend on our ability to generate cash in the future. Our primary sources of liquidity and capital resources have historically been cash flows generated by operating activities, borrowings under our Revolving Credit Facility, and equity and debt capital markets. As we pursue reserve and production growth, we plan to monitor which capital resources, including equity and debt financings, are available to us to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. Based on our current oil and natural gas price expectations, we believe our cash flows provided by operating activities and availability under our Revolving Credit Facility will provide us with the financial flexibility necessary to meet our cash requirements, including normal operating needs, and to pursue our currently planned 2023 development activities. However, future cash flows are subject to a number of variables, including the level of our oil and natural gas production and the prices we receive for our oil and natural gas production, and significant additional capital expenditures will be required to more fully develop our properties. We cannot assure you that operations and other needed capital will be available on acceptable terms, or at all. We anticipate funding our 2023 capital program from internally generated cash flow, borrowings under our Revolving Credit Facility and/or debt or equity financings may provide incremental financial flexibility. We believe that existing cash and cash equivalents, any positive cash flows from operations and available borrowings under our Revolving Credit Facility will be sufficient to support working capital, capital expenditures and other cash requirements for at least the next 12 months and, based on our current expectations, for the foreseeable future thereafter.

Impact of the Southern California Pipeline Incident. There is certain uncertainty surrounding the full impact that the Incident will have on our financial condition and cash flow generation going forward. We have incurred and will continue to incur certain costs as a result of the Incident, and the continued suspension of production from Beta may lead to a material reduction in revenue from these assets. However, in addition to the settlement amount disclosed elsewhere in this Annual Report that we will receive from the vessels that struck and damaged the Pipeline and their respective owners and operators, we carry customary insurance policies, which have covered a material portion of aggregate costs, including loss of production income insurance to offset loss of revenue resulting from suspended operations. The loss of production income insurance related to the Incident will expire on March 31, 2023. We can provide no assurance that our coverage will adequately protect us against liability from all potential consequences, damages and losses related to the Incident.

Capital Markets. We do not currently anticipate any near-term capital markets activity, but we will continue to evaluate the availability of public debt and equity for funding potential future growth projects and acquisition activity.

Hedging. Commodity hedging has been and remains an important part of our strategy to reduce cash flow volatility. Our hedging activities are intended to support oil, NGL and natural gas prices at targeted levels and to manage our exposure to commodity price fluctuations. We intend to enter into commodity derivative contracts at times and on terms desired to maintain a portfolio of commodity derivative contracts covering at least 30% - 75% of our estimated production from total proved developed producing reserves over a one-to-three-year period at any given point of time. We may, however, from time to time, hedge more or less than this approximate amount. Additionally, we may take advantage of opportunities to modify our commodity derivative portfolio to change the percentage of our hedged production volumes when circumstances suggest that it is prudent to do so. The current market conditions may also impact our ability to enter into future commodity derivative contracts.

We evaluate counterparty risks related to our commodity derivative contracts and trade credit. Should any of these financial counterparties not perform, we may not realize the benefit of some of our hedges under lower commodity prices. We sell our oil and natural gas to a variety of purchasers. Non-performance by a customer could also result in losses.

Capital Expenditures. Our total capital expenditures were approximately $35.8 million for the year ended December 31, 2022, which were primarily related to capital workovers and capital facilities expenditures located in the Rockies, Oklahoma and East Texas and non-operated drilling activity in Eagle Ford.

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

As of December 31, 2022, we had a working capital deficit of $40.6 million primarily as the result of (i) a short-term derivative liability balance of $20.9 million (ii) an accrued liabilities balance of $58.4 million (iii) an accounts payable balance of $38.4 million, and (iv) a revenue payable balance of $22.1 million, less (i) an accounts receivable balance of $80.5 million and (ii) prepaid expenses and other current assets balance of $18.8 million.

Debt Agreements

Revolving Credit Facility. On November 2, 2018, OLLC, as borrower, entered into the Revolving Credit Facility (as amended and supplemented to date) with Bank of Montreal, as administrative agent. At December 31, 2022, our borrowing base under our Revolving Credit Facility was subject to redetermination on at least a semi-annual basis primarily based on a reserve engineering report. The borrowing base as of December 31, 2022, was $210.0 million.

On December 9, 2022, OLLC entered into the Seventh Amendment. The Seventh Amendment amends the Credit Agreement, to, among other things:

●	extend the maturity date from November 2, 2023 to May 31, 2024;
●	reduce the borrowing base under the Revolving Credit Facility to $215.0 million; provided that, beginning on December 31, 2022, the borrowing base will be reduced by $5.0 million per month on the last calendar day of each month. The borrowing base, as reduced on each date pursuant to the foregoing sentence, shall remain in effect until otherwise redetermined or adjusted in accordance with the provisions of the Credit Agreement;
●	adjust the minimum hedging requirements;
●	reduce the maximum consolidated net leverage Ratio (as defined in the Credit Agreement) requirement from 4.00 to 1.00 to 3.00 to 1.00;
●	transition from London Inter-Bank Offered Rate to Secured Overnight Financing Rate based interest rates; and
●	remove the Borrower’s ability to pay dividends through the maturity date.

On June 20, 2022, OLLC entered into the Borrowing Base Redetermination and Sixth Amendment to Credit Agreement, by and among OLLC, Acquisitionco, each of the guarantors party thereto, each of the lenders party thereto and KeyBank National Association, as administrative agent for the lenders (the “Sixth Amendment”). The Sixth Amendment amends the Revolving Credit Facility to, among other things:

●	terminate the automatic monthly reductions of the borrowing base;
●	reaffirm the borrowing base under the Revolving Credit Facility at $225.0 million; and
●	modify the affirmative hedging covenant.

As of December 31, 2022, we were in compliance with all the financial (current ratio and total leverage ratio) and non-financial covenants associated with our Revolving Credit Facility.

As of December 31, 2022, we had approximately $20.0 million of available borrowings under our Revolving Credit Facility.

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

Lease Obligations. We have operating leases for office and warehouse spaces, office equipment, compressors and surface rentals related to our business obligations. As of December 31, 2022, our future commitments under these contracts were $6.1 million in 2023, $1.6 million in 2024, $1.6 million in 2025, $1.6 million in 2026, $1.1 million in 2027 and $2.9 million thereafter. See Note 12 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report for additional information.

Sinking fund payments. We have a funding requirement to fund a trust account to comply with supplemental regulatory bonding requirements related to our decommissioning obligations for our offshore Southern California production facilities. As of December 31, 2022, our future commitments under this agreement were $8.0 million in 2023, and $15.8 million a year for years 2024 through 2033. See Note 16 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report for additional information.

Fines. We have a payment plan to pay our federal fines over a period of three years. We are scheduled to pay $2.0 million in each of 2023 and 2024 and $1.1 million in 2025. For the fines related to the state of California, we are scheduled to pay $2.9 million in 2023.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for the years ended December 31, 2022 and 2021, have been derived from our Consolidated Financial Statements. For information regarding the individual components of our cash flow amounts, see the Statements of Consolidated Cash Flows included under “Item 8. Financial Statements and Supplementary Data” contained herein.

	For the Year Ended
	December 31,
	2022	2021

	(In thousands)
Net cash provided by operating activities	$64,485	$62,969
Net cash used in investing activities	(41,525)	(29,428)
Net cash used in financing activities	(41,759)	(25,106)

For the year ended December 31, 2022 compared to the year ended December 31, 2021

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net cash provided by operating activities was $64.5 million and $63.0 million for the year ended December 31, 2022 and 2021, respectively. Production volumes decreased to 20.7 MBoe/d in 2022 from 24.0 MBoe/d in 2021 and the average realized sales price increased to $54.02 per Boe in 2022 from $38.39 per Boe in 2021. The changes in production and average realized sales price were primarily related to the suspension of operations at Beta and increased realized commodity prices.

Net cash provided by operating activities for the year ended December 31, 2022 included $147.9 million of cash paid on expired derivative instruments compared to $90.2 million of cash paid on expired derivative instruments for the year ended December 31, 2021. For the year ended December 31, 2022, we had net losses on commodity derivative instruments of $106.9 million compared to net losses of $142.4 million for the year ended December 31, 2021.

During 2021, we recorded a $5.5 million gain on extinguishment of debt related to the forgiveness of the PPP Loan. See Note 8 of the Notes to the Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” for additional information regarding the PPP Loan.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2022, was $41.5 million, of which $34.8 million was used for additions to oil and natural gas properties. Net cash used in investing activities for the year ended December 31, 2021, was $29.4 million, of which $29.3 million was used for additions to oil and natural gas properties.

Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with our offshore Southern California properties. Additions to restricted investments were $6.7 million for the year ended December 31, 2022.

Financing Activities. We had net repayments of $40.0 million and $25.0 million under our Revolving Credit Facility for the year ended December 31, 2022 and 2021, respectively.

For the year ended December 31, 2021 compared to the year ended December 31, 2020

Information related to the comparison of our discussion of the cash flows for the year ended December 31, 2021 compared to the year ended December 31, 2020, is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of our 2021 Form 10-K filed with the SEC and is incorporated by reference into this Annual Report.

Capital Requirements

See “— Outlook” for additional information regarding our capital spending program for 2023.

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

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of the Company, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer of the Company, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon this evaluation, the principal executive officer and principal financial officer of the Company have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

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

Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer of the Company, the Company assessed the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this assessment, the Company’s management, including its principal executive and financial officers, concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022, based on the criteria set forth under the COSO Framework.

Deloitte & Touche LLP, the independent registered public accounting firm who audited the Company’s Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” in this Annual Report, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, is contained herein under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2 to this Annual Report.

Report of Independent Registered Public Accounting Firm

To the shareholders and Board of Directors of Amplify Energy Corp.

Opinion on Internal Control Over Financial Reporting

We have audited the internal control over financial reporting of Amplify Energy Corp. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 9, 2023, expressed an unqualified opinion on those financial statements and financial statement schedule.

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

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

March 9, 2023

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement relating to the 2023 Annual Meeting of Stockholders of Amplify Energy Corp. (the “Proxy Statement”) that is expected to be held in May 2023.

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

10.3	—	Form of 2019 RSU Award Agreement (Executives) (incorporated by reference to Exhibit 10.21 of the Company’s Current Report on Form 8-K (File No. 001-35512) filed on August 6, 2019).

10.4	—	Form of 2019 RSU Award Agreement (incorporated by reference to Exhibit 10.22 of the Company’s Current Report on Form 8-K (File No. 001-35512) filed on August 6, 2019).

Exhibit Number		Description

10.5#	—	Amplify Energy Corp. Management Incentive Plan (incorporated by reference to Exhibit 99.1 of Legacy Amplify’s Registration Statement on Form S-8 (File No. 333-217674) filed on May 4, 2017).

10.6	—

Credit Agreement, dated as of November 2, 2018, among Amplify Energy Operating LLC, Amplify Acquisitionco. Inc., as parent, Bank of Montreal, as administrative agent and an L/C issuer, and the other lenders and agents from time to time party thereto (incorporated by reference to Exhibit 10.2 of Quarterly Report on Form 10-Q (File No. 001-35364) filed on November 7, 2018).

10.7	—

Letter Agreement, dated as of December 21, 2018, among Amplify Energy Operating LLC, Amplify Acquisitionco, Inc., as parent, Bank of Montreal, as administrative agent and L/C issuer, and the other lenders and agents from time to time party thereto (incorporated by reference to Exhibit 10.21 to Legacy Amplify’s Annual Report on Form 10-K (File No. 001-35364) filed on March 6, 2019).

10.8	—

First Amendment to Credit Agreement, dated May 5, 2019, by and among Amplify Energy Operating LLC, Amplify Acquisitionco Inc., Legacy Amplify, the guarantors party thereto, lenders party thereto and Bank of Montreal, as administrative agent (incorporated by reference to Exhibit 10.1 of Legacy Amplify’s Current Report on Form 8-K (File No. 001-35364) filed on May 6, 2019).

10.9	—

Second Amendment to Credit Agreement, dated July 16, 2019, by and among Amplify Energy Operating LLC, Amplify Acquisitionco Inc., Legacy Amplify, the guarantors party thereto, lenders party thereto and Bank of Montreal, as administrative agent (incorporated by reference to Exhibit 10.1 of Legacy Amplify’s Current Report on Form 8-K (File No. 001-35364) filed on July 17, 2019).

10.10	—

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

10.11	—

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

10.12	—

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

10.13	—

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

10.14	—

Borrowing Base Redetermination Agreement and Sixth Amendment to Credit Agreement, dated June 20, 2022, by and among Amplify Energy Operating LLC, Amplify Acquisitionco LLC, each of the guarantors party thereto, each of the lenders party thereto and KeyBank National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-35512) filed on June 21, 2022).

10.15	—

Borrowing Base Redetermination Agreement and Seventh Amendment to Credit Agreement, dated December 9, 2022, by and among Amplify Energy Operating LLC, Amplify Acquisitionco LLC, each of the guarantors party thereto, each of the lenders party thereto and KeyBank National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-35512) filed on December 13, 2022).

Exhibit Number		Description

10.16#	—

Amplify Energy Corp. 2017 Non-Employee Directors Compensation Plan (incorporated by reference to Exhibit 99.1 of Legacy Amplify’s Registration Statement on Form S-8 (File No. 333-218745) filed on June 14, 2017).

10.17#	—	Form of 2021 TRSU Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No.001-35512) filed on May 5, 2021).

10.18#	—	Form of 2021 PRSU Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No.001-35512) filed on May 5, 2021).

10.19#	—

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

10.23#	—

Employment Agreement, dated February 3, 2020, by and between Amplify Energy Corp. and Jason McGlynn (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K (File No.001-35512) filed on March 11, 2021).

10.24#	—

Employment Agreement, dated May 17, 2021, by and between Amplify Energy Corp. and Eric Dulany (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35512) filed on August 4, 2021).

10.25	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 8-K (File No. 001-35512) filed on August 6, 2019).

21.1*	—	List of Subsidiaries of Amplify Energy Corp.

23.1*	—	Consent of Cawley, Gillespie and Associates, Inc.

23.2*	—	Consent of Deloitte & Touche LLP

31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1*	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	—	Report of Cawley, Gillespie and Associates, Inc.

101.INS*	—	Inline XBRL Instance Document

101.SCH*	—	Inline XBRL Schema Document

Exhibit Number		Description

101.CAL*	—	Inline XBRL Calculation Linkbase Document

101.DEF*	—	Inline XBRL Definition Linkbase Document

101.LAB*	—	Inline XBRL Labels Linkbase Document

101.PRE*	—	Inline XBRL Presentation Linkbase Document

104*	—	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed or furnished as an exhibit to this Annual Report on Form 10-K.
#	Management contract or compensatory plan or arrangement.
##	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

ITEM 16.Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amplify Energy Corp.
(Registrant)

Date: March 9, 2023	By:	/s/ Jason McGlynn
	Name:	Jason McGlynn
	Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Name	Title (Position with Amplify Energy Corp.)	Date

/s/ Martyn Willsher	President and Chief Executive Officer	March 9, 2023
Martyn Willsher	(Principal Executive Officer)

/s/ Jason McGlynn	Senior Vice President and Chief Financial Officer	March 9, 2023
Jason McGlynn	(Principal Financial Officer)

/s/ Eric Dulany	Vice President and Chief Accounting Officer	March 9, 2023
Eric Dulany	(Principal Accounting Officer)

/s/ Christopher W. Hamm	Chairman and Director	March 9, 2023
Christopher W. Hamm

/s/ Deborah Adams	Director	March 9, 2023
Deborah Adams

/s/ James E. Craddock	Director	March 9, 2023
James E. Craddock

/s/ Patrice Douglas	Director	March 9, 2023
Patrice Douglas

/s/ Randal T. Klein	Director	March 9, 2023
Randal T. Klein

/s/ Todd R. Snyder	Director	March 9, 2023
Todd R. Snyder

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMPLIFY ENERGY CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Amplify Energy Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Amplify Energy Corp. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current‐period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Oil and Natural Gas Properties and Depletion – Oil and Natural Gas Reserve Quantities — Refer to Notes 2 and 18 to the financial statements

Critical Audit Matter Description

The Company’s proved oil and natural gas properties are depleted using the units-of-production method based on proved oil and natural gas reserves related to the associated field. The development of the Company’s oil and natural gas reserve quantities require management to make significant estimates and assumptions. The Company engages an independent reservoir engineer, management’s specialist, to estimate oil and natural gas quantities using generally accepted methods, calculation procedures and engineering data. Changes in assumptions or engineering data could have a significant impact on the amount of depletion. Proved oil and natural gas properties, net of accumulated depreciation were $315.7 million as of December 31, 2022, and depletion expense was $21.8 million for the year then ended.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s significant judgments and assumptions related to oil and natural gas reserves included the following, among others:

●	We tested the design and implementation and operating effectiveness of controls related to the Company’s estimation of oil and natural gas properties reserve quantities and controls relating to the oil, gas, and NGL prices.

We evaluated the reasonableness of oil, gas, and NGL prices by comparing such amounts to:

●	Third party industry sources
●	Historical realized oil, gas, and NGL prices
●	Historical realized oil, gas, and NGL price differentials

We evaluated the Company’s estimates around production volumes by evaluating the wells’ past production performance to confirm it was appropriately reflected in production forecasts used in generating proved reserves.

We evaluated the experience, qualifications and objectivity of management’s specialist, an independent reservoir engineering firm, including the methodologies and calculation procedures used to estimate oil and natural gas reserves and performed analytical procedures on the reserve quantities.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

March 9, 2023

We have served as the Company’s auditor since 2020.

AMPLIFY ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding shares)

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$—	$18,799
Accounts receivable, net (see Note 13)	80,455	91,967
Prepaid expenses and other current assets	18,789	15,018
Total current assets	99,244	125,784
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	840,310	799,532
Support equipment and facilities	147,496	145,324
Other	9,648	9,641
Accumulated depreciation, depletion and amortization	(658,162)	(634,212)
Property and equipment, net	339,292	320,285
Restricted investments	11,326	4,622
Operating lease - long term right-of-use asset	7,376	2,716
Other long-term assets	2,240	1,693
Total assets	$459,478	$455,100

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$38,414	$33,819
Revenues payable	22,105	20,374
Accrued liabilities (see Note 13)	58,449	57,826
Short-term derivative instruments	20,884	53,144
Total current liabilities	139,852	165,163
Long-term debt (see Note 8)	190,000	230,000
Asset retirement obligations	114,614	102,398
Long-term derivative instruments	—	9,664
Operating lease liability	6,567	2,017
Other long-term liabilities	13,010	10,699
Total liabilities	464,043	519,941
Commitments and contingencies (see Note 16)
Stockholders' equity (deficit):
Preferred stock, $0.01 par value: 50,000,000 shares authorized; no shares issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Warrants, 2,173,913 warrants issued and outstanding at December 31, 2021	—	4,788
Common stock, $0.01 par value: 250,000,000 shares authorized; 38,459,731 and 38,024,142 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	386	382
Additional paid-in capital	432,251	425,066
Accumulated deficit	(437,202)	(495,077)
Total stockholders' deficit	(4,565)	(64,841)
Total liabilities and equity	$459,478	$455,100

See Accompanying Notes to Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Year Ended
	December 31,
	2022	2021
Revenues:
Oil and natural gas sales	$407,761	$335,779
Other revenues	50,695	7,137
Total revenues	458,456	342,916

Costs and expenses:
Lease operating expense	131,675	121,398
Gathering, processing and transportation	29,110	20,807
Taxes other than income	33,308	22,250
Depreciation, depletion and amortization	23,950	28,068
General and administrative expense	30,164	25,285
Accretion of asset retirement obligations	7,081	6,611
Loss (gain) on commodity derivative instruments	106,937	142,439
Pipeline incident loss	11,277	1,599
Pipeline incident settlement	12,000	—
Other, net	965	68
Total costs and expenses	386,467	368,525
Operating income (loss)	71,989	(25,609)
Other income (expense):
Interest expense, net	(14,101)	(12,099)
Gain on extinguishment of debt	—	5,516
Other income (expense)	98	128
Total other income (expense)	(14,003)	(6,455)
Income (loss) before reorganization items, net and income taxes	57,986	(32,064)
Reorganization items, net	—	(6)
Income tax expense	(111)	—
Net income (loss)	57,875	(32,070)

Allocation of net income (loss) to:
Net income (loss) available to common stockholders	55,147	(32,070)
Net income (loss) allocated to participating securities	2,728	—
Net income (loss) available to Amplify Energy Corp.	$57,875	$(32,070)

Earnings (loss) per share: (See Note 10)
Basic and diluted earnings (loss) per share	$1.44	$(0.84)
Weighted average common shares outstanding:
Basic and diluted	38,351	37,959

See Accompanying Notes to Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended
	December 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$57,875	$(32,070)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	23,950	28,068
Loss (gain) on derivative instruments	106,002	142,223
Cash settlements (paid) received on expired derivative instruments	(147,926)	(90,214)
Gain on extinguishment of debt	—	(5,516)
Accretion of asset retirement obligations	7,081	6,611
Share-based compensation (see Note 11)	2,964	1,047
Settlement of asset retirement obligations	(923)	(296)
Amortization and write-off of deferred financing costs	649	626
Bad debt expense	1	95
Changes in operating assets and liabilities:
Accounts receivable	2,815	(61,172)
Prepaid expenses and other assets	(3,957)	296
Payables and accrued liabilities	13,812	73,655
Other	2,142	(384)
Net cash provided by operating activities	64,485	62,969
Cash flows from investing activities:
Additions to oil and gas properties	(34,814)	(29,294)
Additions to other property and equipment	(7)	(539)
Additions to restricted investments	(6,704)	1
Other	—	404
Net cash used in investing activities	(41,525)	(29,428)
Cash flows from financing activities:
Advances on revolving credit facility	5,000	—
Payments on revolving credit facility	(45,000)	(25,000)
Deferred financing costs	(1,196)	(25)
Shares withheld for taxes	(563)	(81)
Net cash used in financing activities	(41,759)	(25,106)
Net change in cash and cash equivalents	(18,799)	8,435
Cash and cash equivalents, beginning of period	18,799	10,364
Cash and cash equivalents, end of period	$—	$18,799

See Accompanying Notes to Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Stockholders' Equity
			Additional	Accumulated
	Common		Paid-in	Earnings
	Stock	Warrants	Capital	(Deficit)	Total
Balance at December 31, 2020	378	4,788	424,104	(463,007)	(33,737)
Net income (loss)	—	—	—	(32,070)	(32,070)
Share-based compensation expense	—	—	1,047	—	1,047
Shares withheld for taxes	—	—	(81)	—	(81)
Other	4	—	(4)	—	—
Balance at December 31, 2021	382	4,788	425,066	(495,077)	(64,841)
Net income (loss)	—	—	—	57,875	57,875
Share-based compensation expense	—	—	2,964	—	2,964
Expiration of warrants	—	(4,788)	4,788	—	—
Shares withheld for taxes	—	—	(563)	—	(563)
Other	4	—	(4)	—	—
Balance at December 31, 2022	$386	$—	$432,251	$(437,202)	$(4,565)

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

Amounts in the prior years consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation. Reclassification adjustments had no impact on prior year net income (loss) or shareholders’ equity.

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

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Oil and natural gas are sold to a variety of purchasers, including intrastate and interstate pipelines or their marketing affiliates and independent marketing companies. Accounts receivable from joint operations are from a number of oil and natural gas companies, individuals and others who own interests in the properties operated by the Company. Generally, operators of crude oil and natural gas properties have the right to offset future revenues against unpaid charges related to operated wells, minimizing the credit risk associated with these receivables. An allowance for doubtful accounts is recorded after all reasonable efforts have been exhausted to collect or settle the amount owed. Any amounts outstanding longer than the contractual terms are considered past due. The Company recorded $1.6 million as an allowance for doubtful accounts at December 31, 2022 and 2021.

If the Company was to lose any one of its customers, the loss could temporarily delay the production and the sale of oil and natural gas in the related producing region. If it were to lose any single customer, the Company believes that a substitute customer to purchase the impacted production volumes could be identified.

The following individual customers each accounted for 10% or more of total reported revenues for the period indicated:

	For the Year Ended
	December 31,
	2022	2021
Major customers:
HF Sinclair Corporation (formerly: Sinclair Oil & Gas Company)	23%	20%
Southwest Energy LP	13%	n/a %
Koch Energy Services, LLC	13%	n/a %
Phillips 66	n/a %	19%
ETC Texas Pipeline LTD	n/a %	12%

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

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

There was no material capitalized exploratory drilling costs pending evaluation at December 31, 2022 and 2021.

Oil and Natural Gas Reserves

The estimates of proved oil and natural gas reserves utilized in the preparation of the Consolidated Financial Statements are estimated in accordance with the rules established by the SEC and the Financial Accounting Standards Board (“FASB”). These rules require that reserve estimates be prepared under existing economic and operating conditions using a trailing 12-month average price with no provision for price and cost escalations in future years except by contractual arrangements. The development of the Company’s oil and natural gas reserve quantities requires management to make significant estimates and assumptions related to the intent and ability to complete undeveloped proved reserves within a five-year development period, as prescribed by SEC guidelines. Additionally, none of the Company’s PUDs are scheduled to be developed on a date more than five years from the date the reserves were initially booked as PUD as prescribed by the SEC guidelines. PUDs are converted from undeveloped to developed as applicable wells begin production. We engaged Cawley, Gillespie and Associates, Inc. (“CG&A”), our independent reserve engineers, to prepare our reserves estimates for all of the Company’s estimated proved reserves at December 31, 2022 and 2021.

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

Other Property & Equipment

Other property and equipment are stated at historical cost and is comprised primarily of vehicles, furniture, fixtures, office build-out cost and computer hardware and software. Depreciation of other property and equipment is calculated using the straight-line method generally based on estimated useful lives of three to seven years.

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

Debt Issuance Costs

Debt issuance costs are recorded in prepaid expenses and other current assets line item on the balance sheet and amortized over the term of the associated debt using the straight-line method, which generally approximates the effective yield method. Amortization expense, including write-off of debt issuance costs, for the years ended December 31, 2022 and 2021 was approximately $0.6 million and $0.6 million, respectively.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairments

Proved oil and natural gas properties are reviewed for impairment when events and circumstances indicate the carrying value of such properties may not be recoverable. This may be due to a downward revision of the reserve estimates, less than expected production, drilling results, higher operating and development costs, or lower commodity prices. The estimated undiscounted future net cash flows expected in connection with the property are compared to the carrying value of the property to determine if the carrying amount is recoverable. If the carrying value of the property exceeds its estimated undiscounted net future cash flows, the carrying amount of the property is reduced to its estimated fair value using Level 3 inputs. The factors used to determine fair value include, but are not limited to, estimates of future proved and probable reserves, commodity prices, production costs, and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties. No impairment expense related to its proved properties was recorded for the years ended December 31, 2022 and 2021.

Unproved oil and natural gas properties are reviewed for impairment based on time or geologic factors. Information such as drilling results, reservoir performance, seismic interpretation or future plans to develop acreage is also considered. When unproved property investments are deemed to be impaired, the expense is reported in impairment expense.

No impairment expense related to the Company’s unproved properties was recorded for the years ended December 31, 2022 and 2021.

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

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Net deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of deferred tax assets will not be realized. The valuation allowance serves to reduce the tax benefits recognized from the net deferred tax asset to an amount that is more likely than not to be realized based on the weight of all available evidence.

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

Loss of Production Income Insurance

The Company’s insurance coverage includes loss of production income (“LOPI”) insurance for our offshore properties. Proceeds from LOPI insurance claims are intended to partially offset the loss of revenue resulting from certain events that cause suspension of operations. When such event occurs, the Company files claims under its LOPI policy and recognizes LOPI in the period that insurers accept the claim and all uncertainty with respect to the receipt or amount of claim is resolved. The Company classifies LOPI within “Other revenues” in the Consolidated Statement of Operations.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2022 and 2021, the Company recognized LOPI insurance payments of $50.2 million and $6.7 million, respectively, from our Beta properties due to the Incident (as defined below). The Company’s LOPI insurance policy in effect at the time of the pipeline incident provides eighteen months of LOPI coverage. See Note 15 for additional information regarding the pipeline incident.

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

New Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed and the Company does not believe that there are any other new accounting pronouncements that have been issued by the FASB or other standards-setting bodies that are expected to have a material impact on the Company’s financial position, results of operations and cash flows.

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

	For the Year Ended
	December 31,
	2022	2021

	(in thousands)
Revenues
Oil	$212,522	$212,486
NGLs	$47,398	$40,899
Natural gas	$147,841	$82,394
Oil and natural gas sales	$407,761	$335,779

Contract Balances

Under its sales contracts, the Company invoices customers once its performance obligations have been satisfied, at which point payment is unconditional. Accordingly, its contracts do not give rise to contract assets or liabilities. Accounts receivable attributable to the Company’s revenue contracts with customers were $35.1 million and $32.4 million at December 31, 2022 and 2021, respectively.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Level 2 — Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. At December 31, 2022 and 2021, all of the derivative instruments reflected on the accompanying balance sheets were considered Level 2.

Level 3 — Measure based on prices or valuation models that require inputs that are both significant to the fair value measurement and are less observable from objective sources (i.e., supported by little or no market activity).

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying values of cash and cash equivalents (Level 1), accounts receivables, accounts payables (including accrued liabilities) and amounts outstanding under long-term debt agreements with variable rates included in the accompanying balance sheets approximated fair value at December 31, 2022 and 2021. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables. See Note 8 for the estimated fair value of our outstanding fixed-rate debt.

The fair market values of the derivative financial instruments reflected on the balance sheets as of December 31, 2022 and 2021 were based on estimated forward commodity prices (including nonperformance risk). Nonperformance risk is the risk that the obligation related to the derivative instrument will not be fulfilled. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the derivative assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and December 31, 2021 for each of the fair value hierarchy levels:

	Fair Value Measurements at December 31, 2022
			Significant
	Quoted Prices in	Significant Other	Unobservable
	Active Market	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value

	(In thousands)
Assets:
Commodity derivatives	$—	$6,257	$—	$6,257
Interest rate derivatives	—	—	—	—
Total assets	$—	$6,257	$—	$6,257

Liabilities:
Commodity derivatives	$—	$27,141	$—	$27,141
Interest rate derivatives	—	—	—	—
Total liabilities	$—	$27,141	$—	$27,141

	Fair Value Measurements at December 31, 2021
			Significant
	Quoted Prices in	Significant Other	Unobservable
	Active Market	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value

	(In thousands)
Assets:
Commodity derivatives	$—	$7,967	$—	$7,967
Interest rate derivatives	—	—	—	—
Total assets	$—	$7,967	$—	$7,967

Liabilities:
Commodity derivatives	$—	$70,152	$—	$70,152
Interest rate derivatives	—	623	—	623
Total liabilities	$—	$70,775	$—	$70,775

See Note 5 for additional information regarding our derivative instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis, as reflected on the balance sheets. The following methods and assumptions are used to estimate the fair values:

●	The fair value of asset retirement obligations (“AROs”) is based on discounted cash flow projections using numerous estimates, assumptions, and judgments regarding such factors as the existence of a legal obligation for an ARO; amounts and timing of settlements; the credit-adjusted risk-free rate; and inflation rates. The initial fair value estimates are based on unobservable market data and are classified within Level 3 of the fair value hierarchy. See Note 6 for a summary of changes in AROs.
●	If sufficient market data is not available, the determination of the fair values of proved and unproved properties acquired in transactions accounted for as business combinations are prepared by utilizing estimates of discounted cash flow projections. The factors to determine fair value include, but are not limited to, estimates of: (i) economic reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital. The fair value of supporting equipment, such as plant assets, acquired in transactions accounted for as business combinations is commonly estimated using the depreciated replacement cost approach.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●	Proved oil and natural gas properties are reviewed for impairment when events and circumstances indicate the carrying value of such properties may not be recoverable. The Company uses an income approach based on the discounted cash flow method, whereby the present value of expected future net cash flows are discounted by applying an appropriate discount rate, for purposes of placing a fair value on the assets. The future cash flows are based on management’s estimates for the future. The unobservable inputs used to determine fair value include, but are not limited to, estimates of proved reserves, estimates of probable reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties (some of which are Level 3 inputs within the fair value hierarchy).
(i)	No impairment expense on our proved oil and natural gas properties recorded for the year ended December 31, 2022 and 2021.
●	Unproved oil and natural gas properties are reviewed for impairment based on time or geologic factors. Information such as drilling results, reservoir performance, seismic interpretation or future plans to develop acreage is also considered.
(i)	No impairment expense on our unproved oil and natural gas properties recorded for the year ended December 31, 2022 and 2021.

Note 5. Risk Management and Derivative Instruments

Derivative instruments are utilized to manage exposure to commodity price fluctuations and achieve a more predictable cash flow in connection with natural gas and oil sales from production. These transactions limit exposure to declines in prices but also limit the benefits that would be realized if prices increase.

Certain inherent business risks are associated with commodity and interest derivative contracts, including market risk and credit risk. Market risk is the risk that the price of natural gas or oil will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the counterparty to a contract. It is our policy to enter into derivative contracts, only with creditworthy counterparties, which generally are financial institutions, deemed by management as competent and competitive market makers. Some of the lenders, or certain of their affiliates, under our previous and current credit agreement are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with creditworthy counterparties that are generally large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. The Company enters into International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of its counterparties. The terms of the ISDA Agreements provides the Company and each of its counterparties with rights of set-off upon the occurrence of defined acts of default by either the Company or its counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. At December 31, 2022, after taking into effect netting arrangements, the Company had no counterparty exposure related to its derivative instruments. See Note 8 for additional information regarding the Company’s Revolving Credit Facility.

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

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2022, the Company had the following open commodity positions:

2023
Natural Gas Derivative Contracts:
Collar contracts:
Two-way collars
Average monthly volume (MMBtu)	1,160,000
Weighted-average floor price	$3.49
Weighted-average ceiling price	$5.92

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (Bbls)	55,000
Weighted-average fixed price	$57.30

Collar contracts:
Three-way collars
Average monthly volume (Bbls)	30,000
Weighted-average ceiling price	$67.15
Weighted-average floor price	$55.00
Weighted-average sub-floor price	$40.00

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at December 31, 2022 and 2021. There was no cash collateral received or pledged associated with its derivative instruments since most of the counterparties, or certain of their affiliates, to its derivative contracts are lenders under the Company’s Credit Agreement (as defined below).

		Asset	Liability	Asset	Liability
		Derivatives	Derivatives	Derivatives	Derivatives
		December 31,	December 31,	December 31,	December 31,
Type	Balance Sheet Location	2022	2022	2021	2021

		(In thousands)
Commodity contracts	Short-term derivative instruments	$6,257	$27,141	$4,804	$57,325
Interest rate swaps	Short-term derivative instruments	—	—	—	623
Gross fair value		6,257	27,141	4,804	57,948
Netting arrangements		(6,257)	(6,257)	(4,804)	(4,804)
Net recorded fair value	Short-term derivative instruments	$—	$20,884	$—	$53,144

Commodity contracts	Long-term derivative instruments	$—	$—	$3,163	$12,827
Interest rate swaps	Long-term derivative instruments	—	—	—	—
Gross fair value		—	—	3,163	12,827
Netting arrangements		—	—	(3,163)	(3,163)
Net recorded fair value	Long-term derivative instruments	$—	$—	$—	$9,664

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

		For the Year Ended
	Statements of	December 31,
	Operations Location	2022	2021
Commodity derivative contracts	Loss (gain) on commodity derivatives	$106,937	$142,439
(Gain) loss on interest rate derivatives	Interest expense, net	(935)	(217)

Note 6. Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the Company’s portion of future plugging and abandonment of wells and related facilities. The following table presents the changes in the asset retirement obligations for the years ended December 31, 2022 and 2021 (in thousands):

	For the Year Ended
	December 31,
	2022	2021
Asset retirement obligations at beginning of period	$103,414	$97,149
Liabilities added from acquisition or drilling	20	29
Liabilities settled	(923)	(296)
Liabilities removed upon sale of wells	—	(113)
Accretion expense	7,081	6,611
Revision of estimates	6,846	34
Asset retirement obligation at end of period	116,438	103,414
Less: Current portion	1,824	1,016
Asset retirement obligations - long-term portion	$114,614	$102,398

Note 7. Restricted Investments

Various restricted investment accounts fund certain long-term contractual and asset retirement obligations and collateralize certain regulatory bonds associated with the offshore Southern California oil and gas properties. The components of the restricted investment balances are as follows:

	December 31,
	2022	2021

	(In thousands)
BOEM platform abandonment (See Note 16)	$7,016	$313

SPBPC Collateral:
Contractual pipeline and surface facilities abandonment	4,310	4,309
Restricted investments	$11,326	$4,622

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Debt

The Company’s consolidated debt obligations consisted of the following at the dates indicated:

	December 31,	December 31,
	2022	2021

	(In thousands)
Revolving Credit Facility (1)	$190,000	$230,000
Total long-term debt	$190,000	$230,000
(1)	The carrying amount of the Company’s Revolving Credit Facility approximates fair value because the interest rates are variable and reflective of market rates.

Revolving Credit Facility

On November 2, 2018, OLLC and Amplify Acquisitionco, Inc. (“Acquistionco”) entered into a credit agreement (the “Credit Agreement”), providing for a reserve-based revolving credit facility (the “Revolving Credit Facility”), subject to a borrowing base of $210.0 million as of December 31, 2022, which is guaranteed by us and all of the Company’s current subsidiaries. The Credit Agreement matures on November 2, 2023. The borrowing base under the Company’s Credit Agreement is subject to redetermination on at least a semi-annual basis based on an engineering report with respect to its estimated oil, NGL and natural gas reserves, which will take into account the prevailing oil, NGL and natural gas prices at such time, as adjusted for the impact of commodity derivative contracts. Unanimous approval by the lenders is required for any increase to the borrowing base.

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

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Borrowing Base Redetermination Agreement and Seventh Amendment

On December 9, 2022, OLLC, entered into the Borrowing Base Redetermination Agreement and Seventh Amendment to Credit Agreement. The Seventh Amendment amends the Revolving Credit Facility, to, among other things:

●	extend the maturity date from November 2, 2023 to May 31, 2024;
●	reduce the borrowing base under the Revolving Credit Facility to $215.0 million; provided that, beginning on December 31, 2022, the borrowing base will be reduced by $5.0 million per month on the last calendar day of each month. The borrowing base, as reduced on each date pursuant to the foregoing sentence, shall remain in effect until otherwise redetermined or adjusted in accordance with the provisions of the Credit Agreement;
●	adjust the minimum hedging requirements;
●	reduce the maximum consolidated net leverage ratio (as defined in the Credit Agreement) requirement from 4.00 to 1.00 to 3.00 to 1.00;
●	transition from London Inter-Bank Offered Rate to Secured Overnight Financing Rate based interest rates; and
●	remove the Company’s ability to pay dividends through the maturity date.

Borrowing Base Redetermination Agreement and Sixth Amendment

On June 20, 2022, OLLC entered into the Borrowing Base Redetermination Agreement and Sixth Amendment to the Credit Agreement. The Sixth Amendment amends the Revolving Credit Facility to, among other things:

●	terminate the automatic monthly reductions of the borrowing base;
●	reaffirm the borrowing base under the Revolving Credit Facility at $225.0 million and;
●	modify the affirmative hedging covenant.

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

Debt Compliance

As of December 31, 2022, we were in compliance with all the financial (current ratio and total leverage ratio) and non-financial covenants associated with the Company’s Revolving Credit Facility.

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

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid on variable-rate debt obligations for the periods presented:

	For the Year Ended
	December 31,
	2022	2021
Revolving Credit Facility	5.36%	3.65%

Letters of credit

At December 31, 2022, the Company had no letters of credit outstanding.

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with the Revolving Credit Facility was $1.5 million at December 31, 2022. The unamortized deferred financing costs are amortized over the remaining life of the Revolving Credit Facility using the straight-line method, which generally approximates the effective interest method.

Note 9. Equity (Deficit)

Equity Outstanding

The Company’s authorized capital stock includes 250,000,000 shares of common stock, $0.01 par value per share. The following table summarizes the changes in the number of outstanding common units and shares of common stock:

Common Stock
Balance, December 31, 2020	37,663,509
Issuance of common stock	—
Restricted stock units vested	77,985
Bonus stock awards (1)	455,973
Shares withheld for taxes (2)	(173,325)
Balance, December 31, 2021	38,024,142
Issuance of common stock	—
Restricted stock units vested	534,834
Shares withheld for taxes (2)	(99,245)
Balance, December 31, 2022	38,459,731
(1)	Reflects shares granted to certain executive officers and employees pursuant to the Company’s annual incentive bonus program. Shares were granted on February 12, 2021 at a grant price of $2.48 per share.
(2)	Represents the net settlement on vesting of restricted stock necessary to satisfy the minimum statutory tax withholding requirements.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

Legacy Amplify entered into a warrant agreement (the “Warrant Agreement”) with American Stock Transfer & Trust Company, LLC, as warrant agent (“AST”), pursuant to which Legacy Amplify issued warrants to purchase up to 2,173,913 shares of Legacy Amplify’s common stock (representing 8% of Legacy Amplify’s outstanding common stock on May 4, 2017, including shares of Legacy Amplify’s common stock issuable upon full exercise of the warrants, but excluding any common stock issuable under the Legacy Amplify’s Management Incentive Plan (the “Legacy Amplify MIP”)), exercisable for a five year period commencing on May 4, 2017 at an exercise price of $42.60 per share. The warrants expired on May 4, 2022.

Note 10. Earnings (Loss) per Share

The following sets forth the calculation of earnings (loss) per share, or EPS, for the periods indicated (in thousands, except per share amounts):

	For the Year Ended
	December 31,
	2022	2021
Net income (loss)	$57,875	$(32,070)
Less: Net income allocated to participating securities	2,728	—
Basic and diluted earnings available to common stockholders	$55,147	$(32,070)

Common shares:
Common shares outstanding — basic	38,351	37,959
Dilutive effect of potential common shares	—	—
Common shares outstanding — diluted	38,351	37,959

Net earnings (loss) per share:
Basic	$1.44	$(0.84)
Diluted	$1.44	$(0.84)
Antidilutive warrants (1)	—	2,174
(1)	Amount represents warrants to purchase common stock that are excluded from the diluted net earnings per share calculations because of their antidilutive effect.

Note 11. Equity-based Awards

In May 2021, the Company shareholders approved a new Equity Incentive Plan (“EIP”) in which the Legacy Amplify MIP and the Legacy Amplify 2017 Non-Employee Directors Compensation Plan (the “Legacy Amplify Non-Employee Directors Compensation Plan”) were replaced by the EIP and no further awards will be allowed to be granted under the Legacy Amplify MIP or the Legacy Amplify Non-Employee Directors Compensation Plan.

EIP awards and Legacy Amplify MIP awards are granted in the form of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards, stock awards and other incentive awards. To the extent that an award under the EIP or Legacy Amplify MIP is expired, forfeited or canceled for any reason without having been exercised in full, the unexercised award would then be available again for future grants under the EIP. The EIP is administered by the board of directors of the Company. At December 31, 2022, the Company had 1,570,403 shares remaining available for issuance under the EIP.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

Restricted Stock Units with Service Vesting Condition

Restricted stock units with service vesting conditions (“TSUs”) are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a straight-line basis over the requisite service period and forfeitures are accounted for as they occur. Compensation costs are recorded as general and administrative expense. New director awards granted after the effectiveness of the EIP in May 2021 are reflected below within the TSUs awards table.

The unrecognized cost associated with TSUs was $3.6 million at December 31, 2022. The Company expects to recognize the unrecognized compensation cost for these awards over a weighted-average period of 1.7 years.

The following table summarizes information regarding the TSUs granted under the EIP for the period presented:

		Weighted-
		Average Grant-
	Number of	Date Fair Value
	Units	per Unit (1)
TSUs outstanding at December 31, 2020	115,797	$4.47
Granted (2)	1,083,644	$3.65
Forfeited	(52,601)	$3.73
Vested	(72,420)	$4.74
TSUs outstanding at December 31, 2021	1,074,420	$3.66
Granted (3)	963,027	$4.05
Forfeited	(52,485)	$4.30
Vested	(482,406)	$3.85
TSUs outstanding at December 31, 2022	1,502,556	$3.82
(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)	The aggregate grant date fair value of TSUs issued for the year ended December 31, 2021 was $4.0 million based on a grant date market price ranging from $3.52 to $4.66 per share.
(3)	The aggregate grant date fair value of TSUs issued for the year ended December 31, 2022 was $3.9 million based on a grant date market price ranging from $3.64 to $6.99 per share.

Restricted Stock Units with Market and Service Vesting Conditions

Restricted stock units with market and service vesting conditions (“PSUs”) are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a graded-vesting basis. As such, the Company recognizes compensation cost over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards. The Company accounts for forfeitures as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost related to the PSUs was less than $0.1 million at December 31, 2022. The Company expects to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 0.6 years.

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

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information regarding the PSUs granted under EIP for the period presented:

		Weighted-
		Average Grant-
	Number of	Date Fair Value
	Units	per Unit (1)
PSUs outstanding at December 31, 2020	214,554	$2.36
Granted	—	$—
Forfeited	(148,614)	$2.13
Vested	—	$—
PSUs outstanding at December 31, 2021	65,940	$2.87
Granted	—	$—
Forfeited	(22,614)	$2.57
Vested	—	$—
PSUs & outstanding at December 31, 2022	43,326	$3.03
(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

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

The 2022 PRSUs were issued with a three-year vesting period beginning on the grant date and ending on the third anniversary of the grant date.

The 2021 PRSUs awards were issued collectively in separate tranches with individual performances periods beginning in January 2021, 2022, and 2023 respectively. For each of the 2021 PRSUs awards the performance period, will vest based on the percentage of the target PRSUs subject to the performance vesting condition with 25% able to vest during the period January 1, 2021 through December 31, 2022; 25% able to vest during the period January 1, 2022 through December 31, 2022 and 50% able to vest during the period of January 1, 2023 through December 31, 2023.

The unrecognized cost associated with the PRSUs was $0.9 million at December 31, 2022. The Company expects to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 2.0 years.

The ranges for the assumptions used in the Monte Carlo model for the 2022 PRSUs granted are presented as follows:

2022
Expected volatility	120.8%
Dividend yield	0.00%
Risk-free interest rate	1.38%

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information regarding the PRSUs granted under the EIP for the period presented:

		Weighted-
		Average Grant-
	Number of	Date Fair Value
	Units	per Unit (1)
PRSUs outstanding at December 31, 2020	—	$—
Granted (2)	196,377	$1.94
Forfeited	—	$—
Vested	—	$—
PRSUs outstanding at December 31, 2021	196,377	$1.94
Granted (3)	189,904	$6.20
Forfeited	—	$—
Vested	(49,095)	$1.24
PRSUs outstanding at December 31, 2022	337,186	$4.44
(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)	The aggregate grant date fair value of PRSUs issued for the year ended December 31, 2021 was $0.4 million based on a calculated fair value price ranging from $1.24 to $2.63 per share.
(3)	The aggregate grant date fair value of PRSUs issued for the year ended December 31, 2022 was $1.2 million based on a calculated fair value price at $6.20 per share.

2017 Non-Employee Directors Compensation Plan

As noted above, the Legacy Amplify Non-Employee Directors Compensation Plan was replaced by the EIP in May 2021. Any new director award granted after the implementation of the EIP is reflected above within our TSUs awards table.

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

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information regarding the Board RSUs granted under the Director Compensation Plan for the period presented:

		Weighted-
		Average Grant-
	Number of	Date Fair Value
	Units	per Unit (1)
Board RSUs outstanding at December 31, 2020	8,898	$5.12
Granted	—	$—
Forfeited	—	$—
Vested	(5,565)	$5.12
Board RSUs outstanding at December 31, 2021	3,333	$5.12
Granted	—	$—
Forfeited	—	$—
Vested	(3,333)	$5.12
Board RSUs outstanding at December 31, 2022	—	$—
(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

Compensation Expense

The following table summarizes the amount of recognized compensation expense associated with these awards that are reflected in the accompanying statements of operations for the periods presented (in thousands):

	For the Year Ended
	December 31,
	2022	2021
Equity classified awards
TSUs	$2,648	$1,541
PSUs and PRSUs	440	48
Board RSUs	5	16
	$3,093	$1,605

Note 12. Leases

The Company enters into leases for office space, warehouse space and equipment in our corporate office and operating regions as well as vehicles, compressors and surface rentals related to our business operations. In addition, the Company has offshore Southern California pipeline right-of-way use agreements. For the year ended December 31, 2022, the Company leases qualify as operating leases and the Company did not have any existing or new leases qualifying as financing leases. Most of the Company’s leases, other than the Company’s corporate office lease, have an initial term and may be extended on a month-to-month basis after expiration of the initial term. Most of our leases can be terminated with 30-day prior written notice. The majority of our month-to-month leases are not included as a lease liability in the Company’s balance sheet because continuation of the lease is not reasonably certain. Additionally, the Company elected the short-term practical expedient to exclude leases with a term of twelve months or less.

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

For the year ended December 31, 2022 and 2021, the Company recognized approximately $1.6 million and $2.7 million, respectively, of costs relating to the operating leases in the Consolidated Statements of Operations.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s right-of-use assets and lease liabilities for the period presented:

	December 31,	December 31,
	2022	2021

	(In thousands)
Right-of-use asset	$7,376	$2,716

Lease liabilities:
Current lease liability	1,401	777
Long-term lease liability	6,567	2,017
Total lease liability	$7,968	$2,794

The following table reflects the Company’s maturity analysis of the minimum lease payment obligations under non-cancelable operating leases with a remaining term in excess of one year (in thousands):

	Office and	Leased vehicles
	warehouse	and office
	leases	equipment	Total
2023	$1,357	$860	$2,217
2024	1,357	651	2,008
2025	1,357	436	1,793
2026	1,140	—	1,140
2027 and thereafter	2,440	—	2,440
Total lease payments	7,651	1,947	9,598
Less: interest	1,459	171	1,630
Present value of lease liabilities	$6,192	$1,776	$7,968

The weighted average remaining lease terms and discount rate for all of the Company’s operating leases for the period presented:

	December 31,
	2022	2021
Weighted average remaining lease term (years):
Office and warehouse space	4.71	3.51
Vehicles	0.47	0.37
Office equipment	0.04	—
Weighted average discount rate:
Office leases	4.87%	2.95%
Vehicles	1.30%	0.59%
Office equipment	0.11%	0.02%

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Supplemental Disclosures to the Consolidated Balance Sheet and Condensed Statement of Cash Flows

Accrued Liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	December 31,	December 31,
	2022	2021
Accrued liability - pipeline incident	$20,832	$34,417
Accrued liability - current portion of pipeline incident settlement	4,888	—
Accrued lease operating expense	11,226	9,271
Accrued commitment fee and other expense	5,824	2,882
Accrued production and ad valorem tax	4,675	3,277
Accrued general and administrative expense	4,943	4,555
Accrued capital expenditures	2,714	1,631
Operating lease liability	1,401	777
Asset retirement obligations	1,824	1,016
Other	122	—
Accrued liabilities	$58,449	$57,826

Accounts Receivable

Accounts receivable consisted of the following at the dates indicated (in thousands):

	December 31,	December 31,
	2022	2021
Oil and natural gas receivables	$35,083	$32,428
Insurance receivable - pipeline incident	41,961	49,098
Insurance receivable - LOPI	—	6,667
Joint interest owners and other	5,047	5,409
Total accounts receivable	82,091	93,602
Less: allowance for doubtful accounts	(1,636)	(1,635)
Total accounts receivable, net	$80,455	$91,967

Supplemental Cash Flows

Supplemental cash flow for the periods presented (in thousands):

	For the Year Ended
	December 31,
	2022	2021
Supplemental cash flows:
Cash paid for interest, net of amounts capitalized	$11,209	$8,637
Cash paid for reorganization items, net	—	6
Cash paid for taxes	93	—

Noncash investing and financing activities:
Increase (decrease) in capital expenditures in payables and accrued liabilities	1,012	1,669

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Related Party Transactions

Related Party Agreements

There have been no transactions between the Company and a related person in which the related person had a direct or indirect material interest for the years ended December 31, 2022 and 2021.

Note 15. Southern California Pipeline Incident

On October 2, 2021, contractors operating under the direction of Beta Operating Company, LLC, a subsidiary of the Company, observed an oil sheen on the water approximately four miles off the coast of Newport Beach, California (the “Incident”). Beta platform personnel were notified and promptly initiated the Company’s Oil Spill Response Plan, which was reviewed and approved by the BSEE’s Oil Spill Preparedness Division within the United States Department of the Interior, and which included the required notifications of specified regulatory agencies. On October 3, 2021, a Unified Command, consisting of the Company, the U.S. Coast Guard and California Department of Fish and Wildlife’s Office of Spill Prevention and Response, was established to respond to the Incident.

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

At the height of the Incident response, the Company deployed over 1,800 personnel working under the guidance and at the direction of the Unified Command to aid in cleanup operations. As of October 14, 2021, all beaches that had been closed following the Incident had reopened. On February 2, 2022, the Unified Command announced that response and monitoring efforts had officially concluded for the Incident, and Unified Command would stand down as of such date. Amplify remains grateful to its Unified Command partners for their collaboration and professionalism over the course of the response.

In response to the Incident, all operations have been suspended and the pipeline has been shut-in until the Company receives the required regulatory approvals to restart operations. On October 4, 2021, the Pipeline and Hazardous Materials Safety Administration (PHMSA), Office of Pipeline Safety (OPS) issued a Corrective Action Order (CAO) pursuant to 49 U.S.C. § 60112, which makes clear that no restart of the affected pipeline may occur until PHMSA has approved a written restart plan. The Company is working expeditiously and cooperatively to comply with the requirements of the relevant agencies in order to gain any other regulatory approvals that are necessary to restart operations. Amplify has successfully completed pipeline repair operations and is awaiting approval by federal pipeline safety regulators to restart production. As a result of the uncertainties related to the regulatory approval process, the Company can provide no assurances as to whether and when, if at all, operations will restart at the Beta field. At present, no operations are underway in the Beta field.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 15, 2021, a federal grand jury in the Central District of California returned a federal criminal indictment against Amplify Energy Corp., Beta Operating Company, LLC, and San Pedro Bay Pipeline Company in connection with the Incident. The indictment alleges that the Company committed a misdemeanor violation of the federal Clean Water Act for negligently discharging oil into the contiguous zone of the United States. As previously disclosed, state authorities were conducting parallel criminal investigations. The Company has reached court-approved agreements to resolve all criminal matters stemming from the Incident. Specifically, on August 26, 2022, as part of the resolution with the United States, the Company agreed to plead guilty to one count of misdemeanor negligent discharge of oil in violation of the Clean Water Act. The Company will pay a fine of approximately $7.1 million in installments over a period of three years, serve a term of four years’ probation and reimburse governmental agencies approximately $5.8 million for their response to this event. Further, on September 8, 2022, as part of the resolution with the state of California, the Company agreed to enter a plea of No Contest to six misdemeanor charges. The Company will pay a fine in the amount of $4.9 million to be distributed among the state of California, including the State’s Fish and Game Preservation Fund, and Orange County. The Company will serve a one-year term of probation and has agreed to certain compliance enhancements to its operations.

The Company is currently subject to a number of ongoing investigations related to the Incident by certain federal and state agencies. To date, the U.S. Coast Guard, the U.S. Bureau of Ocean Energy Management, the U.S. Department of Justice, PHMSA, the U.S. Department of the Interior Bureau of Safety and Environmental Enforcement, the California Department of Justice, the Orange County District Attorney, the Los Angeles County District Attorney, and the California Department of Fish & Wildlife have conducted or are conducting investigations or examinations of the Incident. On April 8, 2022, in light of the allegations raised in the December 15, 2021 federal indictment, the Company received a Show Cause Notice from the U.S. Environmental Protection Agency (“EPA”) asking the Company to provide information as to why it should not be suspended from participating in future federal contracting pursuant to 2 C.F.R. § 180.700(a), (c) and 2 C.F.R. § 180.800(a)(4). On April 22, 2022, the Company responded to the Show Cause Notice. On September 9, 2022, the EPA informed the Company’s counsel that the EPA has administratively closed the case at this time, and as such, the Company is no longer under a Show Cause Notice. Other federal agencies may or have commenced investigations and proceedings and may initiate enforcement actions seeking penalties and other relief under the Clean Water Act and other statutes. Amplify continues to comply with all regulatory requirements and investigations. The outcomes of these investigations and the nature of any remedies pursued will depend on the discretion of the relevant authorities and may result in regulatory or other enforcement actions, as well as civil liability.

The Company, Beta Operating Company, LLC, and San Pedro Bay Pipeline Company were named as defendants in a consolidated putative class action in the United States District Court for the Central District of California. Plaintiffs filed a consolidated class action complaint on January 28, 2022 and an amended complaint on March 21, 2022. Plaintiffs asserted claims against the Company, Beta Operating Company, LLC, San Pedro Bay Pipeline Company, MSC Mediterranean Shipping Company, Dordellas Finance Corp., the MSC Danit (proceeding in rem), Costamare Shipping Co. S.A., Capetanissa Maritime Corporation of Liberia, V.Ships Greece Ltd., and the COSCO Beijing (proceeding in rem). The Company filed a third-party complaint on February 28, 2022, an amended complaint on June 21, 2022, and second amended complaint on October 5, 2022. The Company sued the same shipping defendants as had Plaintiffs and added claims against the Marine Exchange of Los Angeles-Long Beach Harbor (“Marine Exchange”), COSCO Shipping Lines Co. Ltd., COSCO (Cayman) Mercury Co. Ltd., Mediterranean Shipping Company S.r.l., and MSC Shipmanagement Limited.

MSC Mediterranean Shipping Company, Dordellas Finance Corp., and Capetanissa Maritime Corporation of Liberia have filed petitions for limitations of liability under maritime law in the United States District Court for the Central District of California. The court consolidated the limitation actions into a single limitation action and also coordinated discovery between the consolidated limitation and the consolidated class actions. The Court has set a trial for April 24, 2023 in the consolidated limitation action.

On August 25, 2022, the Company reached an agreement in principle with plaintiffs in the class action to resolve all civil claims against it and its subsidiaries. The settlement of $50.0 million, which also includes certain injunctive relief, will be funded under the Company’s insurance policies. The Court preliminarily approved the settlement on December 7, 2022. The final approval papers were submitted to the Court on January 25, 2023 and a final approval hearing is scheduled for April 24, 2023.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsequent Events. On March 1, 2023, the Company announced that the vessels that struck and damaged the pipeline and their respective owners and operators have agreed to pay the Company $96.5 million in a settlement. The Marine Exchange has agreed to non-monetary terms as well. The overall resolution includes subrogation claims by Amplify’s property damage and loss of production insurers, with Amplify ultimately receiving a net payment of approximately $85 million. The parties are working to finalize the settlement agreement documentation. The settlement resolves Amplify’s affirmative claims related to the Incident. As part of the settlement, after payment is made, Amplify will dismiss all of its legal claims against those parties.

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

Based on presently enacted laws and regulations and currently available facts, the Company estimates that the total costs it has incurred or will incur with respect to the Incident to be approximately $160.0 million to $170.0 million, which includes (i) actual and projected response and remediation under the direction of the Unified Command, (ii) estimated fines and penalties of $12.0 million resulting from the resolution of the federal and state of California matters discussed above, and (iii) certain legal fees.

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

On December 31, 2022 and December 31, 2021, the Company’s insurance receivables were $42.0 million and $49.1 million, respectively. Excluding the costs associated with the resolution of the federal and state matters discussed above, the year ended December 31, 2022, the Company incurred response and remediation expenses and legal fees of $53.6 million. Of these costs, the Company has received or expects that it is probable that it will receive, $42.3 million in insurance recoveries. The remaining amount of $11.3 million, which primarily relates to certain legal costs that are not expected to be recovered under an insurance policy, are classified as “Pipeline Incident Loss” on the Company’s Consolidated Statements of Operations.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, for the year ended December 31, 2022 and 2021, the Company recognized $50.2 million and $6.7 million, respectively, related to approved LOPI insurance claims, which is classified as “Other Revenues” in the Company’s Consolidated Statement of Operations.

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

Environmental costs for remediation are accrued based on estimates of known remediation requirements. Such accruals are based on management’s best estimate of the ultimate cost to remediate a site and are adjusted as further information and circumstances develop. Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies and regulatory approvals. Expenditures to mitigate or prevent future environmental contamination are capitalized. Ongoing environmental compliance costs are charged to expense as incurred. In accruing for environmental remediation liabilities, costs of future expenditures for environmental remediation are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable. At December 31, 2022 and 2021, the Company had no environmental reserves recorded.

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

On August 25, 2022, the Company reached an agreement in principle with plaintiffs in the class action to resolve all civil claims against it and its subsidiaries. The settlement of $50.0 million, which also includes certain injunctive relief, will be funded under the Company’s insurance policies, and the final agreement will be subject to court approval. The Court preliminarily approved the settlement on December 7, 2022. The final approval papers were submitted to the Court on January 25, 2023 and a final approval hearing is scheduled for April 24, 2023.

On August 26, 2022, the Company reached an agreement with the United States government, which the court has approved, to resolve all federal criminal matters involving the Company and its subsidiaries stemming from Incident. As part of the resolution with the United States, the Company agreed to plead guilty to one count of misdemeanor negligent discharge of oil in violation of the Clean Water Act. The Company will pay a fine of approximately $7.1 million in installments over a period of three years, serve a term of four years’ probation and reimburse governmental agencies approximately $5.8 million for their response to this event. The Company also has agreed to implement certain compliance measures including installation of a new leak detection system and increased Remote Operated Vehicle inspections of the pipeline. As a result of this agreement, the Company’s Consolidated Statements of Operations for the year ended December 31, 2022 included $7.1 million in expenses classified as “Pipeline Incident Settlement.” As of December 31, 2022, the Company recorded $2.0 million in “Accrued liability−pipeline incident” and $3.1 million in “Other long-term liabilities” for the remaining payments related to this settlement on its Consolidated Balance Sheet.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 8, 2022, the Company reached an agreement with the state of California to resolve all related state criminal matters. As part of the resolution with the state of California, which also has court approval, the Company agreed to enter a plea of No Contest to six misdemeanor charges. The Company will pay a fine in the amount of $4.9 million to be distributed among the state of California, including the State’s Fish and Game Preservation Fund, and Orange County. The Company also will serve a one-year term of probation and has agreed to certain compliance enhancements to its operations. As a result of this agreement, the Company’s Consolidated Statements of Operations for the year ended December 31, 2022 included $4.9 million in expenses classified as “Pipeline Incident Settlement.” As of December 31, 2022, the Company recorded $2.9 million in “Accrued liability−pipeline incident” for the remaining payments related to this settlement on its Consolidated Balance Sheet.

Subsequent Events. On March 1, 2023, the Company announced that the vessels that struck and damaged the pipeline and their respective owners and operators have agreed to pay the Company $96.5 million in a settlement. The Marine Exchange has agreed to non-monetary terms as well. The overall resolution includes subrogation claims by Amplify’s property damage and loss of production insurers, with Amplify ultimately receiving a net payment of approximately $85 million. The parties are working to finalize the settlement agreement documentation. The settlement resolves Amplify’s affirmative claims related to the Incident. As part of the settlement, after payment is made, Amplify will dismiss all of its legal claims against those parties.

Future litigation may be necessary, among other things, to defend ourselves by determining the scope, enforceability, and validity of claims. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Sinking Fund Trust Agreement

Beta Operating Company, LLC, a wholly owned subsidiary, assumed an obligation with a third party to make payments into a sinking fund in connection with its 2009 acquisition of the Company properties in federal waters offshore Southern California, the purpose of which is to provide funds adequate to decommission the portion of the San Pedro Bay Pipeline that lies within state waters and the surface facilities. Under the terms of the agreement, the operator of the properties is obligated to make monthly deposits into the sinking fund account in an amount equal to $0.25 per barrel of oil and other liquid hydrocarbon produced from the acquired working interest. Interest earned in the account stays in the account. The obligation to fund ceases when the aggregate value of the account reaches $4.3 million. As of December 31, 2022, the account balance included in restricted investments was approximately $4.3 million.

Supplemental Bond for Decommissioning Liabilities Trust Agreement

Beta Operating Company, LLC has an obligation with the BOEM in connection with the 2009 acquisition of the Beta properties. The Company supports this obligation with $161.3 million in A-rated surety bonds and $7.0 million in cash at December 31, 2022. The Company’s existing bonding arrangements issued in connection with the decommissioning obligations related to our Beta properties contain additional collateral requirements pursuant to which we may be required to post collateral at any time, on demand, at the sureties’ sole discretion, which may negatively impact our liquidity position.

Pursuant to these additional collateral requirements, on December 15, 2021, the Company entered into two escrow funding agreements with its surety providers to fund interest-bearing escrow accounts on a quarterly basis to reimburse and indemnify the surety providers for any claims arising under the surety bonds related to the decommissioning of our Beta properties. As long as we continue to comply with our obligations under such escrow agreements, the surety providers party thereto have agreed to stay requests of additional collateral in the form of cash or letters of credit, certificates of deposit or other similar forms of liquid collateral. If any such additional collateral were requested, such additional collateral may negatively impact the Company’s liquidity position. The obligation ceases when the aggregate value of the account reaches $172.6 million. The table below outlines our funding commitment under these agreements at December 31, 2022 (in thousands):

	Payment Due by Period
Funding commitment	Total	2023	2024	2025	2026	2027	Thereafter (1)
Sinking fund payments	$165,913	$8,025	$15,789	$15,789	$15,789	$15,789	$94,732
(1)	The remaining payments will be made during the years of 2028 through 2033.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expense related to the surety bonds is recorded in interest expense in the Company Statement of Consolidated Operations.

Operating Leases

We have leases for offshore Southern California pipeline right-of-way use as well as office space in our operating regions. We also lease equipment, compressors and incur surface rentals related to its business operations.

For the years ended December 31, 2022 and 2021, the Company recognized $8.7 million and $7.6 million of rent expense, respectively.

See Note 12 for the minimum lease payment obligations under non-cancelable operating leases with a remaining term in excess of one year.

Purchase Commitments

At December 31, 2022, the Company had a CO2 purchase commitment with a third party associated with its Wyoming Bairoil properties. The price we will pay for CO2 generally varies depending on the amount of CO2 delivered and the price of oil. The table below outlines its purchase commitments under these contracts based on pricing at December 31, 2022 (in thousands):

	Payment or Settlement Due by Period
Purchase commitment	Total	2023	2024	2025	2026	2027	Thereafter
CO2 minimum purchase commitment	$11,876	$3,851	$4,076	$3,949	$—	$—	$—

Minimum Volume Commitment

At December 31, 2022, the Company has a long-term minimum volume commitment with a third party associated with a certain portion of its properties located in Oklahoma. The table below outlines the future payment commitments associated with the minimum volume commitment plus any applicable fee for not meeting the minimum volume commitment (in thousands):

	Payment or Settlement Due by Period (1)
	Total	2023	2024	2025	2026	2027	Thereafter
Minimum volume commitment	$3,243	$3,243	$—	$—	$—	$—	$—
(2)	The amounts in the table do not reflect costs adjusted for inflation.

The Company is party to a gathering and processing contract in Oklahoma, which includes certain minimum NGL commitments. To the extent the Company does not deliver natural gas volumes in sufficient quantities to generate, when processed, the minimum levels of recovered NGLS, it would be required to reimburse the counterparty an amount equal to the sum of the monthly shortfall, if any, multiplied by a fee. The Company is not meeting the minimum volume required under these contractual provisions. The commitment fee expense for the year ended December 31, 2022 and 2021, was approximately $1.8 million and $1.6 million, respectively. The minimum volume commitment for Oklahoma ends on June 30, 2023.

The Company was a party to a gas purchase, gathering and processing contract in East Texas, which includes certain minimum gas commitments. The Company did not meet the minimum volume required under this contractual provision. The commitment fee expense for the year ended December 31, 2022 and 2021, was approximately $1.9 million and $2.0 million, respectively. The minimum volume commitment for East Texas ended on November 30, 2022.

Note 17. Income Tax

Amplify Energy is a corporation and, as a result, is subject to U.S. federal, state, and local income taxes.

In August 2022, the President of the United States signed the Inflation Reduction Act (IRA), to respond to the high inflation and its economic effects. The enactment of the IRA did not impact the Company’s current year income tax provision.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of income tax benefit (expense) are as follows:

	For the Year Ended
	December 31,
	2022	2021

	(In thousands)
Current taxes:
Federal	$—	$—
State	(111)	—
Total current income tax benefit (expense)	(111)	—
Deferred taxes:
Federal	—	—
State	—	—
Total deferred income tax benefit (expense)	—	—
Total income tax benefit (expense)	$(111)	$—

The actual income tax benefit (expense) differs from the expected amount computed by applying the federal statutory corporate tax rate of 21% in 2022 and in 2021 as follows:

	For the Year Ended
	December 31,
	2022	2021

	(In thousands)
Expected tax benefit (expense) at federal statutory rate	$(12,177)	$6,734
Changes in valuation allowances	12,267	3,192
Federal prior year adjustments	1,673	—
Fines & penalties	(1,939)	—
State income tax benefit (expense), net of federal benefit	(1,859)	447
State rate change, net of federal benefit	1,532	(10,192)
State prior year adjustment	(234)	(1,281)
PPP loan forgiveness	—	1,158
Other	626	(58)
Total income tax benefit (expense)	$(111)	$—

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s deferred income tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2022	2021
Deferred income tax assets:
Property, plant & equipment	$82,152	$94,439
Net operating loss carryforward	183,050	178,279
Derivatives	4,800	14,438
Disallowed interest expense	7,467	5,579
Accrued liabilities	2,008	1,592
Other	7,103	3,469
Total deferred income tax assets:	286,580	297,796
Valuation allowance	(284,928)	(297,195)
Net deferred income tax assets	1,652	601

Deferred income tax liabilities:
Derivatives	$—	$—
Other	1,652	601
Total deferred income tax liabilities	1,652	601

Net deferred income taxes	$—	$—

Net Operating Loss Carryforward. As of December 31, 2022, the Company had approximately $796.6 million of federal net operating loss (“NOL”) carryforwards. In connection with the merger with Midstates in 2019, the Company was subject to IRC §382 loss limitations on pre-merger NOL and tax attributes. As of December 31, 2022, the Company had a federal NOL carryforward of $768.4 million subject to §382 loss limitations, of which $20.6 million will expire in 2037 and $747.8 million have no expiration. As of December 31, 2022, the Company has a $28.2 million federal NOL carryforward. All post-merger NOLs are not subject to §382 loss limitations and do not expire.

As of December 31, 2022, the Company had approximately $453.7 million of state net operating loss carryovers, of which $399.5 million have no expiration period and the remaining will expire in varying amounts beginning in 2037.

Valuation Allowance. In assessing deferred tax assets, the Company considers whether a valuation allowance should be recorded for some or all of the deferred tax assets which may not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Among other items, the Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and available tax planning strategies. As of December 31, 2022, a full valuation allowance of $284.9 million has been recorded against the Company’s total deferred income tax assets, reducing the balance to nil.

Uncertain Income Tax Position. The Company must recognize the tax effects of any uncertain tax positions that the Company may adopt if the position taken by us is more likely than not sustainable based on its technical merits. For those benefits to be recognized, an income tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company had no unrecognized tax benefits as of December 31, 2022.

Tax Audits and Settlements. The Company’s income tax years 2019 through 2021 remain open and subject to examination by the Internal Revenue Service (IRS). For state and local jurisdictions where the Company conduct operations, the Company’s 2018 through 2021 tax years remain open and subject to examination. In certain jurisdictions where the Company operates through more than one legal entity, each of which may have different open years subject to examination.

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

	December 31,
	2022	2021

	(In thousands)
Evaluated oil and natural gas properties	$840,310	$799,532
Support equipment and facilities	147,496	145,324
Accumulated depletion, depreciation, and amortization	(648,900)	(625,754)
Total	$338,906	$319,102

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities

Costs incurred in property acquisition, exploration and development activities were as follows for the periods indicated:

	For the Year Ended
	December 31,
	2022	2021

	(In thousands)
Property acquisition costs, proved	$—	$3
Property acquisition costs, unproved	—	—
Exploration	—	—
Development	42,949	27,478
Total	$42,949	$27,481

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

We engaged CG&A to prepare our reserves estimates for all of our estimated proved reserves at December 31, 2022 and 2021. All proved reserves are located in the United States and all prices are held constant in accordance with SEC rules.

The weighted-average benchmark product prices used for valuing the reserves are based upon the average of the first-day-of-the-month price for each month within the period January through December of each year presented:

	2022	2021
Oil ($/Bbl):
WTI (1)	$93.67	$66.56

NGL ($/Bbl):
WTI (1)	$93.67	$66.56

Natural Gas ($/MMbtu):
Henry Hub (2)	$6.36	$3.60
(1)	The weighted average WTI price was adjusted by lease for quality, transportation fees, and a regional price differential.
(2)	The weighted average Henry Hub price was adjusted by lease for energy content, compression charges, transportation fees, and regional price differentials.

The following tables set forth estimates of the net reserves for the periods indicated:

	For the Year Ended December 31, 2022
	Oil	Gas	NGLs	Total
	(MBbls)	(MMcf)	(MBbls)	(MBoe)
Proved developed and undeveloped reserves:
Beginning of year	45,001	314,350	23,837	121,230
Production	(2,327)	(22,993)	(1,389)	(7,548)
Revision of previous estimates	5,194	21,435	1,578	10,345
End of year	47,868	312,792	24,026	124,027

Proved developed reserves(1):
Beginning of year	43,857	309,794	23,574	119,063
End of year	47,010	312,185	23,928	122,969

Proved undeveloped reserves:
Beginning of year	1,144	4,556	263	2,167
End of year	858	607	98	1,058
(1)	Our reserves related to our Beta properties are classified as proved developed non-producing at December 31, 2022.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31, 2021
	Oil	Gas	NGLs	Total
	(MBbls)	(MMcf)	(MBbls)	(MBoe)
Proved developed and undeveloped reserves:
Beginning of year	46,676	274,139	21,484	113,849
Extensions and discoveries	746	4,283	215	1,674
Production	(3,351)	(23,808)	(1,430)	(8,747)
Sale of minerals in place	(3)	(274)	(12)	(61)
Revision of previous estimates	933	60,010	3,580	14,515
End of year	45,001	314,350	23,837	121,230

Proved developed reserves(1):
Beginning of period	35,613	252,218	19,009	96,658
End of period	43,857	309,794	23,574	119,063

Proved undeveloped reserves(2):
Beginning of period	11,063	21,921	2,475	17,191
End of period	1,144	4,556	263	2,167
(1)	Our reserves related to our Beta properties were reclassified as proved developed non-producing at December 31, 2021.
(2)	Change to the Company’s development plan has resulted in removal of PUD locations in Oklahoma, Rockies and California.

Noteworthy amounts included in the categories of proved reserve changes in the above tables include:

●	The 2.8 MMBoe increase in reserves for the year ended December 31, 2022 is primarily due to 14.2 MMBoe increase as a result of changes in commodity prices. The Company also had a 4.1 MMBoe reduction due to higher maintenance costs and a 0.2 MMBoe upward technical revision. The Company had production of 7.5 MMBoe for the year ended December 31, 2022.
●	The 7.4 MMBoe increase in reserves for the year ended December 31, 2021 is primarily due to a 30.6 MMBoe increase as a result of changes in commodity pricing offset by a 16 MMBoe reduction due to removed PUD locations in Oklahoma, Rockies and California. The Company has shifted its resources to returning Beta to production and as a result has modified future PUD development plans. The Company also had 1.7 MMBoe of extension and discoveries primarily related to wells in progress at year end in Eagle Ford and East Texas, a 1.2 MMBoe reduction due to an increase in maintenance costs and a 0.9 MMBoe upward technical revision.

A variety of methodologies are used to determine our proved reserve estimates. The principal methodologies employed are reservoir simulation, decline curve analysis, volumetric, material balance, advance production type curve matching, petro-physics/log analysis and analogy. Some combination of these methods is used to determine reserve estimates in substantially all of our fields.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The standardized measure of discounted future net cash flows is as follows:

	For the Year Ended
	December 31,
	2022	2021

	(In thousands)
Future cash inflows	$7,373,499	$4,569,313
Future production costs (1)	(3,824,348)	(2,691,875)
Future development costs (1)	(309,188)	(231,040)
Future income tax expense	(520,731)	—
Future net cash flows for estimated timing of cash flows	2,719,232	1,646,398
10% annual discount for estimated timing of cash flows	(1,381,276)	(726,553)
Standardized measure of discounted future net cash flows	$1,337,956	$919,845
(1)	For the years ended December 31, 2022 and 2021, onshore abandonment costs are included in future production cost and offshore abandonment costs are included in future development costs.

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves

The following is a summary of the changes in the standardized measure of discounted future net cash flows for the proved oil and natural gas reserves during each of the years in the two-year period presented:

	For the Year Ended
	December 31,
	2022	2021

	(In thousands)
Beginning of year	$919,845	$297,811
Changes in prices and costs	856,545	572,897
Net change in taxes	(311,412)	—
Sale of oil and natural gas produced, net of production costs	(213,667)	(171,326)
Accretion of discount	91,985	29,781
Change in production rates and other	(57,484)	(31,423)
Net changes in future development costs	(20,129)	113,546
Revisions of previous quantities	59,216	46,271
Previously estimated development costs incurred	13,057	45,298
Sale of minerals in place	—	(45)
Extensions and discoveries	—	17,035
End of year	$1,337,956	$919,845