Form 10-Q
period 2023-03-31
Amplify Energy Corp.
filed 2023-05-03
CIK 1533924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Securities Registered Pursuant to Section 12(b):

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AMPY	NYSE

As of April 30, 2023, the registrant had 38,971,426 outstanding shares of common stock, $0.01 par value outstanding.

AMPLIFY ENERGY CORP.

		Page

	Glossary of Oil and Natural Gas Terms	1
	Names of Entities	4
	Cautionary Note Regarding Forward-Looking Statements	5

PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements	8
	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022	8
	Unaudited Condensed Consolidated Statements of Net Income for the Three Ended March 31, 2023 and 2022	9
	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2023 and 2022	10
	Unaudited Condensed Consolidated Statements of Equity (Deficit) for the Three Months Ended March 31, 2023 and 2022	11
	Notes to Unaudited Condensed Consolidated Financial Statements	12
	Note 1 – Organization and Basis of Presentation	12
	Note 2 – Summary of Significant Accounting Policies	12
	Note 3 – Revenue	13
	Note 4 – Fair Value Measurements of Financial Instruments	13
	Note 5 – Risk Management and Derivative Instruments	15
	Note 6 – Asset Retirement Obligations	17
	Note 7 – Long-Term Debt	17
	Note 8 – Equity	19
	Note 9 – Earnings per Share	19
	Note 10 – Long-Term Incentive Plans	19
	Note 11 – Leases	22
	Note 12 – Supplemental Disclosures to the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Cash Flows	24
	Note 13 – Related Party Transactions	25
	Note 14 – Commitments and Contingencies	25
	Note 15 – Income Taxes	26
	Note 16 – Southern California Pipeline Incident	27

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	41

PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	44

Signatures		45

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

WTI: West Texas Intermediate.

NAMES OF ENTITIES

As used in this Form 10-Q, unless indicated otherwise:

●	“Amplify Energy,” “Amplify,” “Company,” “we,” “our,” “us,” or like terms refers to Amplify Energy Corp. individually and collectively with its subsidiaries, as the context requires;
●	“Legacy Amplify” refers to Amplify Energy Holdings LLC (f/k/a Amplify Energy Corp.), the successor reporting company of Memorial Production Partners LP; and
●	“OLLC” refers to Amplify Energy Operating LLC, our wholly owned subsidiary through which we operate our properties.

CAUTIONARY NOTE REGARDING FORWARD–LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

●	business strategies;
●	ongoing impact of the oil incident that occurred off the coast of Southern California resulting from the Company’s pipeline operations (the “Pipeline”) at the Beta Field (the “Incident”);
●	acquisition and disposition strategy;
●	cash flows and liquidity;
●	financial strategy;
●	ability to replace the reserves we produce through drilling;
●	drilling locations;
●	oil and natural gas reserves;
●	technology;
●	realized oil, natural gas and NGL prices;
●	production volumes;
●	lease operating expense;
●	gathering, processing and transportation;
●	general and administrative expense;
●	future operating results;
●	ability to procure drilling and production equipment;
●	ability to procure oil field labor;
●	planned capital expenditures and the availability of capital resources to fund capital expenditures;
●	ability to access capital markets;
●	marketing of oil, natural gas and NGLs;
●	acts of God, fires, earthquakes, storms, floods, other adverse weather conditions, war, acts of terrorism, cyber security breaches, military operations or national emergency;
●	the occurrence or threat of epidemic or pandemic diseases, such as the coronavirus (“COVID-19”) pandemic that began in 2020, or any government response to such occurrence or threat;

●	expectations regarding general economic conditions, including inflation;
●	competition in the oil and natural gas industry;
●	effectiveness of risk management activities;
●	environmental liabilities;
●	counterparty credit risk;
●	expectations regarding governmental regulation and taxation;
●	expectations regarding developments in oil-producing and natural-gas producing countries; and
●	plans, objectives, expectations and intentions.

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

The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the events or circumstances described in any forward-looking statement will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in “Part I—Item 1A. Risk Factors” of Amplify’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 9, 2023 (“2022 Form 10-K”). All forward-looking statements speak only as of the date of this report. The Company does not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to the Company or persons acting on its behalf.

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding shares)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$12,755	$—
Accounts receivable, net (see Note 12)	65,978	80,455
Prepaid expenses and other current assets	15,953	18,789
Total current assets	94,686	99,244
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	850,387	840,310
Support equipment and facilities	147,497	147,496
Other	9,798	9,648
Accumulated depreciation, depletion and amortization	(663,970)	(658,162)
Property and equipment, net	343,712	339,292
Long-term derivative instruments	99	—
Restricted investments	13,406	11,326
Operating lease - long term right-of-use asset	7,088	7,376
Deferred tax asset	259,470	—
Other long-term assets	871	2,240
Total assets	$719,332	$459,478

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$21,728	$38,414
Revenues payable	20,328	22,105
Accrued liabilities (see Note 12)	66,645	58,449
Short-term derivative instruments	3,114	20,884
Total current liabilities	111,815	139,852
Long-term debt (see Note 7)	125,000	190,000
Asset retirement obligations	116,529	114,614
Operating lease liability	6,230	6,567
Other long-term liabilities	12,764	13,010
Total liabilities	372,338	464,043
Commitments and contingencies (see Note 14)
Stockholders' equity (deficit):
Preferred stock, $0.01 par value: 50,000,000 shares authorized; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value: 250,000,000 shares authorized; 38,969,742 and 38,459,731 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	391	386
Additional paid-in capital	431,046	432,251
Accumulated deficit	(84,443)	(437,202)
Total stockholders' equity (deficit)	346,994	(4,565)
Total liabilities and equity	$719,332	$459,478

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME

(In thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2023	2022
Revenues:
Oil and natural gas sales	$66,284	$93,872
Other revenues	13,586	17,561
Total revenues	79,870	111,433

Costs and expenses:
Lease operating expense	32,960	32,920
Gathering, processing and transportation	5,602	8,010
Taxes other than income	5,293	7,553
Depreciation, depletion and amortization	5,808	5,635
General and administrative expense	8,514	7,771
Accretion of asset retirement obligations	1,942	1,720
Loss (gain) on commodity derivative instruments	(15,159)	93,404
Pipeline incident loss	8,279	580
Other, net	26	35
Total costs and expenses	53,265	157,628
Operating income (loss)	26,605	(46,195)
Other income (expense):
Interest expense, net	(5,737)	(2,441)
Litigation settlement (See Note 14)	84,875	—
Other income (expense)	73	22
Total other income (expense)	79,211	(2,419)
Income (loss) before income taxes	105,816	(48,614)
Income tax (expense) benefit - current	(12,527)	—
Income tax (expense) benefit - deferred	259,470	—
Net income (loss)	$352,759	$(48,614)

Allocation of net income (loss) to:
Net income (loss) available to common stockholders	$336,373	$(48,614)
Net income (loss) allocated to participating securities	16,386	—
Net income (loss) available to Amplify Energy Corp.	$352,759	$(48,614)

Earnings (loss) per share: (See Note 9)
Basic and diluted earnings (loss) per share	$8.69	$(1.27)
Weighted average common shares outstanding:
Basic and diluted	38,694	38,181

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$352,759	$(48,614)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	5,808	5,635
Loss (gain) on derivative instruments	(15,159)	92,847
Cash settlements (paid) received on expired derivative instruments	(2,709)	(31,157)
Deferred income tax expense (benefit)	(259,470)	—
Accretion of asset retirement obligations	1,942	1,720
Share-based compensation (see Note 10)	941	518
Amortization and write-off of deferred financing costs	461	133
Bad debt expense	—	10
Changes in operating assets and liabilities:
Accounts receivable	14,476	(6,661)
Prepaid expenses and other assets	2,450	(804)
Payables and accrued liabilities	(10,940)	(3,436)
Other	(246)	(472)
Net cash provided by operating activities	90,313	9,719
Cash flows from investing activities:
Additions to oil and gas properties	(8,187)	(5,172)
Additions to other property and equipment	(150)	—
Additions to restricted investments	(2,080)	(2,675)
Net cash used in investing activities	(10,417)	(7,847)
Cash flows from financing activities:
Advances on revolving credit facility	10,000	—
Payments on revolving credit facility	(75,000)	(5,000)
Shares withheld for taxes	(2,141)	(66)
Net cash used in financing activities	(67,141)	(5,066)
Net change in cash and cash equivalents	12,755	(3,194)
Cash and cash equivalents, beginning of period	—	18,799
Cash and cash equivalents, end of period	$12,755	$15,605

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(In thousands)

	Stockholders' Equity
		Additional	Accumulated
	Common	Paid-in	Earnings
	Stock	Capital	(Deficit)	Total
Balance at December 31, 2022	$386	$432,251	$(437,202)	$(4,565)
Net income (loss)	—	—	352,759	352,759
Share-based compensation expense	—	941	—	941
Shares withheld for taxes	—	(2,141)	—	(2,141)
Other	5	(5)	—	—
Balance at March 31, 2023	$391	$431,046	$(84,443)	$346,994

	Stockholders' Equity (Deficit)
			Additional	Accumulated
	Common		Paid-in	Earnings
	Stock	Warrants (1)	Capital	(Deficit)	Total
Balance at December 31, 2021	$382	$4,788	$425,066	$(495,077)	$(64,841)
Net income (loss)	—	—	—	(48,614)	(48,614)
Share-based compensation expense	—	—	518	—	518
Shares withheld for taxes	—	—	(66)	—	(66)
Other	2	—	(2)	—	—
Balance at March 31, 2022	384	4,788	425,516	(543,691)	(113,003)

(1) The warrants expired on May 4, 2022.

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

General

Amplify Energy Corp. (“Amplify Energy,” “Amplify,” “it” or the “Company”) is a publicly traded Delaware corporation whose common stock is listed on the NYSE under the symbol “AMPY.”

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

The results reported in these Unaudited Condensed Consolidated Financial Statements are not necessarily indicative of results that may be expected for the entire year. Furthermore, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. Accordingly, the accompanying Unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the Company’s annual financial statements included in its 2022 Form 10-K.

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

Note 2. Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies as described in the Company’s annual financial statements included in its 2022 Form 10-K.

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

	For the Three Months Ended
	March 31,
	2023	2022
($ in thousands)
Revenues
Oil	$38,816	$52,374
NGLs	7,785	13,481
Natural gas	19,683	28,017
Oil and natural gas sales	$66,284	$93,872

Contract Balances

Under the Company’s sales contracts, the Company invoices customers once its performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s contracts do not give rise to contract assets or liabilities. Accounts receivable attributable to the Company’s revenue contracts with customers was $24.2 million at March 31, 2023 and $35.1 million at December 31, 2022.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The carrying values of accounts receivables, accounts payables (including accrued liabilities), restricted investments and amounts outstanding under long-term debt agreements with variable rates included in the accompanying Unaudited Condensed Consolidated Balance Sheets approximated fair value at March 31, 2023 and December 31, 2022. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair market values of the derivative financial instruments reflected on the accompanying Unaudited Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 were based on estimated forward commodity prices. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following tables present the gross derivative assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 for each of the fair value hierarchy levels:

	Fair Value Measurements at March 31, 2023
			Significant
	Quoted Prices in	Significant Other	Unobservable
	Active Market	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value

	(In thousands)
Assets:
Commodity derivatives	$—	$12,037	$—	$12,037
Interest rate derivatives	—	—	—	—
Total assets	$—	$12,037	$—	$12,037

Liabilities:
Commodity derivatives	$—	$15,052	$—	$15,052
Interest rate derivatives	—	—	—	—
Total liabilities	$—	$15,052	$—	$15,052

	Fair Value Measurements at December 31, 2022
			Significant
	Quoted Prices in	Significant Other	Unobservable
	Active Market	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value

	(In thousands)
Assets:
Commodity derivatives	$—	$6,257	$—	$6,257
Interest rate derivatives	—	—	—	—
Total assets	$—	$6,257	$—	$6,257

Liabilities:
Commodity derivatives	$—	$27,141	$—	$27,141
Interest rate derivatives	—	—	—	—
Total liabilities	$—	$27,141	$—	$27,141

See Note 5 for additional information regarding the Company’s derivative instruments.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis, as reflected on the accompanying Unaudited Condensed Consolidated Balance Sheets. The following methods and assumptions are used to estimate the fair values:

●	The fair value of asset retirement obligations (“AROs”) is based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding factors such as the existence of a legal obligation for an ARO; amounts and timing of settlements; the credit-adjusted risk-free rate; and inflation rates. The initial fair value estimates are based on unobservable market data and are classified within Level 3 of the fair value hierarchy. See Note 6 for a summary of changes in AROs.
●	Proved oil and natural gas properties are reviewed for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such properties. The Company uses an income approach based on the discounted cash flow method, whereby the present value of expected future net cash flows is discounted by applying an appropriate discount rate, for purposes of placing a fair value on the assets. The future cash flows are based on management’s estimates for the future. The unobservable inputs used to determine fair value include, but are not limited to, estimates of proved reserves, estimates of probable reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and natural gas properties (some of which are Level 3 inputs within the fair value hierarchy).
●	No impairment expense recorded on proved oil and natural gas properties during the three months ended March 31, 2023 and 2022.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company enters into natural gas derivative contracts that are indexed to NYMEX-Henry Hub. The Company also enters into oil derivative contracts indexed to NYMEX-WTI.

At March 31, 2023, the Company had the following open commodity positions:

	2023	2024
Natural Gas Derivative Contracts:
Collar contracts:
Two-way collars
Average monthly volume (MMBtu)	1,282,222	220,833
Weighted-average floor price	$3.49	$3.31
Weighted-average ceiling price	$5.81	$4.73

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (Bbls)	55,000	—
Weighted-average fixed price	$57.31	$—

Collar contracts:
Three-way collars
Average monthly volume (Bbls)	50,000	—
Weighted-average ceiling price	$74.54	$—
Weighted-average floor price	$58.00	$—
Weighted-average sub-floor price	$43.00	$—

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at March 31, 2023 and December 31, 2022. There was no cash collateral received or pledged associated with the Company’s derivative instruments since most of its counterparties, or certain of its affiliates, to its derivative contracts are lenders under its Revolving Credit Facility.

		Asset	Liability	Asset	Liability
		Derivatives	Derivatives	Derivatives	Derivatives
		March 31,	March 31,	December 31,	December 31,
Type	Balance Sheet Location	2023	2023	2022	2022

		(In thousands)
Commodity contracts	Short-term derivative instruments	$11,833	$14,947	$6,257	$27,141
Interest rate swaps	Short-term derivative instruments	—	—	—	—
Gross fair value		11,833	14,947	6,257	27,141
Netting arrangements		(11,833)	(11,833)	(6,257)	(6,257)
Net recorded fair value	Short-term derivative instruments	$—	$3,114	$—	$20,884

Commodity contracts	Long-term derivative instruments	$205	$106	$—	$—
Interest rate swaps	Long-term derivative instruments	—	—	—	—
Gross fair value		205	106	—	—
Netting arrangements		(106)	(106)	—	—
Net recorded fair value	Long-term derivative instruments	$99	$—	$—	$—

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Loss (Gain) on Derivative Instruments

The Company does not designate derivative instruments as hedging instruments for accounting and financial reporting purposes. Accordingly, all gains and losses, including changes in the derivative instruments’ fair values, have been recorded in the accompanying Unaudited Condensed Consolidated Statements of Net Income. The following table details the gains and losses related to derivative instruments for the periods indicated (in thousands):

		For the Three Months Ended
	Statements of	March 31,
	Operations Location	2023	2022
Commodity derivative contracts	Loss (gain) on commodity derivatives	$(15,159)	$93,404
(Gain) loss on interest rate derivatives	Interest expense, net	—	(557)

Note 6. Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the Company’s portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the three months ended March 31, 2023 (in thousands):

Asset retirement obligations at beginning of period	$116,438
Liabilities added from acquisition or drilling	5
Liabilities settled	—
Liabilities removed upon sale of wells	—
Accretion expense	1,942
Revision of estimates	(32)
Asset retirement obligation at end of period	118,353
Less: Current portion	1,824
Asset retirement obligations - long-term portion	$116,529

Note 7. Long-Term Debt

The following table presents the Company’s consolidated debt obligations at the dates indicated:

	March 31,	December 31,
	2023	2022

	(In thousands)
Revolving Credit Facility (1)	$125,000	$190,000
Total long-term debt	$125,000	$190,000
(1)	The carrying amount of the Company’s Revolving Credit Facility approximates fair value because the interest rates are variable and reflective of market rates.

Revolving Credit Facility

OLLC, the Company’s wholly owned subsidiary, is a party to a reserve-based revolving credit facility (the “Revolving Credit Facility”), subject to a borrowing base of $195.0 million as of March 31, 2023, which is guaranteed by the Company and all of its current subsidiaries. The Revolving Credit Facility matures on May 31, 2024. The Company’s borrowing base under its Revolving Credit Facility is subject to redetermination on at least a semi-annual basis, primarily based on a reserve engineering report.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 9, 2022, OLLC entered into the Borrowing Base Redetermination Agreement and Seventh Amendment to Credit Agreement, among Amplify Acquisitionco LLC, a Delaware limited liability company (“Acquistionco”), the guarantors party thereto, the lenders party thereto and KeyBank National Association, as administrative agent (the “Seventh Amendment”). The Seventh Amendment amends the Revolving Credit Facility, to, among other things:

●	extend the maturity date from November 2, 2023 to May 31, 2024;
●	reduce the borrowing base under the Revolving Credit Facility to $215.0 million; provided that, beginning on December 31, 2022, the borrowing base will be reduced by $5.0 million per month on the last calendar day of each month. The borrowing base, as reduced on each date pursuant to the foregoing sentence, shall remain in effect until otherwise redetermined or adjusted in accordance with the provisions of the Credit Agreement;
●	adjust the minimum hedging requirements;
●	reduce the maximum consolidated net leverage ratio (as defined in the Revolving Credit Facility) requirement from 4.00 to 1.00 to 3.00 to 1.00;
●	transition from London Inter-Bank Offered Rate to Secured Overnight Financing Rate based interest rates; and
●	remove the Borrower’s ability to pay dividends through the maturity date.

As of March 31, 2023, the Company was in compliance with all the financial (current ratio and total leverage ratio) and non-financial covenants associated with its Revolving Credit Facility.

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid, excluding commitment fees, on the Company’s consolidated variable-rate debt obligations for the periods presented:

	For the Three Months Ended
	March 31,
	2023	2022
Revolving Credit Facility	9.73%	3.79%

Letters of Credit

At March 31, 2023, the Company had no letters of credit outstanding.

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with the Company’s Revolving Credit Facility was $1.1 million at March 31, 2023. For the three months ended March 31, 2023, the Company wrote-off $0.2 million of deferred financing costs in connection with the decrease in the Company’s borrowing base.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Equity

Common Stock

The Company’s authorized capital stock includes 250,000,000 shares of common stock, $0.01 par value per share. The following is a summary of the changes in the Company’s common stock issued for the three months ended March 31, 2023:

Common Stock
Balance, December 31, 2022	38,459,731
Issuance of common stock	—
Restricted stock units vested	747,376
Shares withheld for taxes (1)	(237,365)
Balance, March 31, 2023	38,969,742
(1)	Represents the net settlement on vesting of restricted stock necessary to satisfy the minimum statutory tax withholding requirements.

Note 9. Earnings per Share

The following sets forth the calculation of earnings (loss) per share, or EPS, for the periods indicated (in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2023	2022
Net income (loss)	$352,759	$(48,614)
Less: Net income allocated to participating securities	16,386	—
Basic and diluted earnings available to common stockholders	$336,373	$(48,614)

Common shares:
Common shares outstanding — basic	38,694	38,181
Dilutive effect of potential common shares	—	—
Common shares outstanding — diluted	38,694	38,181

Net earnings (loss) per share:
Basic	$8.69	$(1.27)
Diluted	$8.69	$(1.27)
Antidilutive warrants (1)	—	2,174
(1)	Amount represents warrants to purchase common stock that are excluded from the diluted net earnings per share calculations because of their antidilutive effect.

Note 10. Long-Term Incentive Plans

In May 2021, the shareholders approved a new Equity Incentive Plan (“EIP”) in which the Legacy Amplify Management Incentive Plan (the “Legacy Amplify MIP”) was replaced by the EIP and no further awards will be allowed to be granted under the Legacy Amplify MIP. As of March 31, 2023, an aggregate of 1,153,461 shares were available for future grants under the EIP.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

Restricted Stock Units with Service Vesting Condition

The restricted stock units with service vesting conditions (“TSUs”) are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a straight-line basis over the requisite service period and forfeitures are accounted for as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost associated with the TSUs was $6.4 million at March 31, 2023. The Company expects to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 2.3 years.

The following table summarizes information regarding the TSUs granted under the EIP for the period presented:

		Weighted-
		Average Grant-
	Number of	Date Fair Value
	Units	per Unit (1)
TSUs outstanding at December 31, 2022	1,502,556	$3.82
Granted (2)	457,477	$8.91
Forfeited	(59,679)	$6.22
Vested	(592,696)	$3.57
TSUs outstanding at March 31, 2023	1,307,658	$5.61
(1)	Determined by dividing the aggregate grant-date fair value of awards by the number of awards issued.
(2)	The aggregate grant-date fair value of TSUs issued for the three months ended March 31, 2023 was $4.1 million based on a grant date market price of $8.91 per share.

Restricted Stock Units with Market and Service Vesting Conditions

The restricted stock units with market and service vesting conditions (“PSUs” or “PRSUs”) are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a graded-vesting basis. The fair value of the awards is estimated on their grant dates using a Monte Carlo simulation. The Company recognizes compensation cost over the requisite service or performance period. The Company accounts for forfeitures as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost associated with these awards was $1.9 million at March 31, 2023. The Company expects to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 2.6 years.

2020 PSU Awards

The 2020 PSU awards vested based on the satisfaction of service and market vesting conditions, and the market vesting was based on the Company’s achievement of certain share price targets. The PSUs were subject to service-based vesting such that 50% of the PSUs service vested on the applicable market vesting date and an additional 25% of the PSUs service vested on each of the first and second anniversaries of the applicable market vesting date.

2021 PRSU Awards

The 2021 PRSU awards were issued collectively in separate tranches with individual performances periods beginning on January 1, 2021. For each of the performance periods, the awards will vest based on the percentage of the target PRSUs subject to the performance vesting condition, with 25% able to vest during the performance period of January 1, 2021 through December 31, 2021; 25% able to vest during the period January 1, 2021 through December 31, 2022 and 50% able to vest during the period of January 1, 2021 through December 31, 2023. Vesting of PRSUs can range from zero to 200% of the target units granted based on the Company’s relative total shareholder return as compared to the total shareholder return of the Company’s performance peer group over the applicable performance period.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2022 and 2023 PRSU Awards

The 2022 and 2023 PRSU awards were issued with a three-year vesting period beginning on the grant date and ending on the third anniversary of the grant date. The three-year performance period for the 2022 awards is January 1, 2022 through December 31, 2024. The three-year performance period for the 2023 awards is January 1, 2023 through December 31, 2025. Vesting of PRSUs can range from zero to 200% of the target units granted based on the Company’s relative total shareholder return as compared to the total shareholder return of the Company’s performance peer group over the applicable performance period.

The below table reflects the ranges for the assumptions used in the Monte Carlo model for the 2023 PRSUs awards:

2023
Expected volatility	119.2%
Dividend yield	0.00%
Risk-free interest rate	3.74%

The following table summarizes information regarding the PSUs and PRSUs granted under the EIP for the period presented:

		Weighted-
		Average Grant-
	Number of	Date Fair Value
	Units	per Unit (1)
PSUs and PRSUs outstanding at December 31, 2022	380,512	$4.28
Granted (2)	209,778	$10.30
Forfeited	(144,567)	$6.55
Vested	(154,680)	$2.20
PSUs and PRSUs outstanding at March 31, 2023	291,043	$8.61
(1)	Determined by dividing the aggregate grant-date fair value of awards by the number of awards issued.
(2)	The aggregate grant-date fair value of PRSUs issued for the three months ended March 31, 2023 was $2.2 million based on a calculated fair value price ranging from $1.27 to $15.04 per share.

Compensation Expense

The following table summarizes the amount of recognized compensation expense associated with the EIP, which are reflected in the accompanying Unaudited Condensed Consolidated Statements of Net Income for the periods presented (in thousands):

	For the Three Months Ended
	March 31,
	2023	2022
Equity classified awards
TSUs	898	591
PSUs and PRSUs	43	53
Board RSUs	—	4
	$941	$648

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Leases

The Company has leases for office space and equipment in its corporate office and operating regions as well as warehouse space, vehicles, compressors and surface rentals related to its business operations. In addition, the Company has offshore Southern California pipeline right-of-way use agreements. Most of the Company’s leases, other than its corporate office lease, have an initial term and may be extended on a month-to-month basis after expiration of the initial term. Most of the Company’s leases can be terminated with 30-day prior written notice. The majority of its month-to-month leases are not included as a lease liability in its balance sheet under ASC 842 because continuation of the lease is not reasonably certain. Additionally, the Company elected the short-term practical expedient to exclude leases with a term of twelve months or less. For the quarter ended March 31, 2023, all of the Company’s leases qualified as operating leases and it did not have any existing or new leases qualifying as financing leases or variable leases.

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

For the three months ended March 31, 2023 and 2022, the Company recognized approximately $0.5 million and $0.4 million, respectively, of costs relating to the operating leases in the Unaudited Condensed Consolidated Statements of Net Income.

Supplemental cash flow information related to the Company’s lease liabilities is included in the table below:

	For the Three Months Ended
	March 31,
	2023	2022

	(In thousands)
Non-cash amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$288	$442

The following table presents the Company’s right-of-use assets and lease liabilities for the period presented:

	March 31,	December 31,
	2023	2022

	(In thousands)
Right-of-use asset	$7,088	$7,376

Lease liabilities:
Current lease liability	1,601	1,401
Long-term lease liability	6,230	6,567
Total lease liability	$7,831	$7,968

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the Company’s maturity analysis of the minimum lease payment obligations under non-cancelable operating leases with a remaining term in excess of one year (in thousands):

	Office and	Leased vehicles
	warehouse	and office
	leases	equipment	Total
2023	$1,037	$685	$1,722
2024	1,382	692	2,074
2025	1,382	485	1,867
2026	1,164	5	1,169
2027 and thereafter	2,521	—	2,521
Total lease payments	7,486	1,867	9,353
Less: interest	1,367	155	1,522
Present value of lease liabilities	$6,119	$1,712	$7,831

The weighted average remaining lease terms and discount rate for all of the Company’s operating leases for the period presented:

	March 31,
	2023	2022
Weighted average remaining lease term (years):
Office and warehouse space	4.60	4.01
Vehicles	0.37	0.26
Office equipment	0.03	—
Weighted average discount rate:
Office leases	4.90%	3.05%
Vehicles	1.33%	0.44%
Office equipment	0.10%	—%

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Supplemental Disclosures to the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Cash Flows

Accrued Liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	March 31,	December 31,
	2023	2022
Accrued liability - pipeline incident	$22,790	$20,832
Accrued liability - current portion of pipeline incident settlement	4,888	4,888
Accrued lease operating expense	9,736	11,226
Accrued commitment fee and other expense	3,067	5,824
Accrued production and ad valorem tax	3,889	4,675
Accrued general and administrative expense	2,798	4,943
Accrued capital expenditures	3,339	2,714
Operating lease liability	1,601	1,401
Asset retirement obligations	1,824	1,824
Accrued current income taxes	12,537	—
Other	176	122
Accrued liabilities	$66,645	$58,449

Accounts Receivable

Accounts receivable consisted of the following at the dates indicated (in thousands):

	March 31,	December 31,
	2023	2022
Oil and natural gas receivables	$24,214	$35,083
Insurance receivable - pipeline incident	38,495	41,961
Joint interest owners and other	4,905	5,047
Total accounts receivable	67,614	82,091
Less: allowance for doubtful accounts	(1,636)	(1,636)
Total accounts receivable, net	$65,978	$80,455

Supplemental Cash Flows

Supplemental cash flows for the periods presented (in thousands):

	For the Three Months Ended
	March 31,
	2023	2022
Supplemental cash flows:
Cash paid for interest, net of amounts capitalized	$4,502	$2,100

Noncash investing and financing activities:
Increase (decrease) in capital expenditures in payables and accrued liabilities	1,966	1,997

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Related Party Transactions

Related Party Agreements

There have been no transactions between the Company and any related person in which the related person had a direct or indirect material interest for the three months ended March 31, 2023 and 2022.

Note 14. Commitments and Contingencies

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

At March 31, 2023 and December 31, 2022, the Company had no environmental reserves recorded in its Unaudited Condensed Consolidated Balance Sheet.

Southern California Pipeline Incident

On August 25, 2022, the Company reached an agreement in principle with plaintiffs in a putative class action pending in the United States District Court for the Central District of California to resolve all civil claims against the Company and its subsidiaries related to the Incident. The settlement of $50.0 million, which also includes certain injunctive relief, will be funded under the Company’s insurance policies. The Court preliminarily approved the settlement on December 7, 2022 and granted final approval on April 24, 2023.

On August 26, 2022, the Company reached an agreement with the United States government, which the court has approved, to resolve all federal criminal matters involving the Company and its subsidiaries stemming from Incident. As part of the resolution with the United States, the Company agreed to plead guilty to one count of misdemeanor negligent discharge of oil in violation of the Clean Water Act. The Company will pay a fine of approximately $7.1 million in installments over a period of three years, serve a term of four years’ probation and reimburse governmental agencies approximately $5.8 million for their response to this event. The Company also has agreed to implement certain compliance measures including installation of a new leak detection system and increased Remote Operated Vehicle inspections of the pipeline. As of March 31, 2023, the Company recorded $2.0 million in “Accrued liability – pipeline incident” and $3.1 million in “Other long-term liabilities” for the remaining payments related to this settlement on its Unaudited Condensed Consolidated Balance Sheet.

On September 8, 2022, the Company reached an agreement with the state of California to resolve all related state criminal matters. As part of the resolution with the state of California, which also has court approval, the Company agreed to enter a plea of No Contest to six misdemeanor charges. The Company will pay a fine in the amount of $4.9 million to be distributed among the state of California, including the State’s Fish and Game Preservation Fund, and Orange County. The Company also will serve a one-year term of probation and has agreed to certain compliance enhancements to its operations. As of March 31, 2023, the Company recorded $2.9 million in “Accrued liability – pipeline incident” for the remaining payments related to this settlement on its Unaudited Condensed Consolidated Balance Sheet.

On March 1, 2023, the Company announced that the vessels that struck and damaged the pipeline and their respective owners and operators have agreed to pay the Company $96.5 million in a settlement. The Marine Exchange of Los Angeles-Long Beach Harbor (the “Marine Exchange”) has agreed to non-monetary terms as well. The overall resolution includes subrogation claims by Amplify’s property damage and loss of production income insurers, with Amplify ultimately receiving a net payment of approximately $85.0 million. The settlement resolves Amplify’s affirmative claims related to the Incident. As part of the settlement, Amplify has dismissed its legal claims against those parties.

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

For further information regarding the Incident, please see Note 16.

Minimum Volume Commitment

The Company is party to a gas purchase, gathering and processing contract in Oklahoma, which includes certain minimum NGL commitments. To the extent the Company does not deliver natural gas volumes in sufficient quantities to generate, when processed, the minimum levels of recovered NGLs, it would be required to reimburse the counterparty an amount equal to the sum of the monthly shortfall, if any, multiplied by a fee. The Company is not meeting the minimum volume required under this contractual provision. The commitment fee expense for the three months ended March 31, 2023 and 2022 was approximately $0.1 million and $0.4 million, respectively. The minimum volume commitment for Oklahoma expires on June 30, 2023.

Sinking Fund Trust Agreement

Beta Operating Company, LLC (“Beta”), a wholly owned subsidiary, assumed an obligation with a third party to make payments into a sinking fund in connection with its 2009 acquisition of the Company properties in federal waters offshore Southern California, the purpose of which is to provide funds adequate to decommission the portion of the San Pedro Bay Pipeline that lies within state waters and the surface facilities. Under the terms of the agreement, the operator of the properties is obligated to make monthly deposits into the sinking fund account in an amount equal to $0.25 per barrel of oil and other liquid hydrocarbon produced from the acquired working interest. Interest earned in the account stays in the account. The obligation to fund ceases when the aggregate value of the account reaches $4.3 million. As of March 31, 2023, the account balance included in restricted investments was approximately $4.3 million.

Supplemental Bond for Decommissioning Liabilities Trust Agreement

Beta has a decommissioning obligation with BOEM in connection with its 2009 acquisition of the Company’s properties in federal waters offshore Southern California. The Company supports its decommissioning obligation with $161.3 million of A-rated surety bonds.

In December 2021, the Company entered into two escrow funding agreements with its surety providers to fund interest-bearing escrow accounts on a quarterly basis to reimburse and indemnify the surety providers for any claims arising under the surety bonds related to the decommissioning of our Beta properties. The obligation ceases when the aggregate value of the escrow accounts reaches $172.6 million. As of March 31, 2023, the Company has funded $9.1 million into the escrow accounts which is reflected in “Restricted investments” on the Unaudited Condensed Consolidated Balance Sheet.

Note 15. Income Taxes

Net deferred tax assets relate to net operating loss carryforwards, interest expense carryforwards, tax credits, and other temporary differences expected to produce tax deductions in future periods. The realization of these assets depends on recognition of sufficient future taxable income in specific federal and state tax jurisdictions in which those temporary differences are deductible. In assessing the need for a valuation allowance on our deferred tax assets, the Company followed GAAP guidance to consider whether it is more likely than not that some portion of or all our deferred tax assets will not be realized. On December 31, 2022, our valuation allowance was $284.9 million, which offset all net deferred tax assets as of such date.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of each reporting date, management considers new evidence, both positive and negative in accordance with GAAP guidance, that could affect its view of the future realization of deferred tax assets. The assessment considers all available information including historical and forecasted taxable income and operating history. The three months ended March 31, 2023 marks the first time that the Company has achieved three years of cumulative book income. Furthermore, management determined that the Company’s ability to maintain long-term profitability despite near-term changes in commodity prices and capital and operating costs demonstrated that there is sufficient positive evidence to conclude that it is more likely than not that all net deferred tax asset is realizable. As a result of the Company’s assessment, during the quarter ended March 31, 2023, the Company released substantially all of its valuation allowance previously recorded. The result of the valuation allowance released during the three months ended March 31, 2023 was a tax benefit of $269.5 million.

The Company’s current income tax expense was $12.5 million for the three months ended March 31, 2023. No current income tax expense was recorded for the three months ended March 31, 2022. The Company’s deferred income tax benefit was $259.5 million for the three months ended March 31, 2023. No deferred income tax benefit was recorded for the three months ended March 31, 2022. The effective tax rates for the three months ended March 31, 2023 and March 31, 2022 were (233.4%) and 0%, respectively. The item that had the most significant impact on the difference between the statutory U.S. federal income tax rate of 21% and the effective tax rate for the three months ended March 31, 2023 was the release of the valuation allowance. The items that had the most significant impact on the difference between the statutory U.S. federal income tax rate of 21% and the effective tax rate for the three months ended March 31, 2022, was primarily due to our recorded valuation allowances.

Note 16. Southern California Pipeline Incident

On October 2, 2021, contractors operating under the direction of Beta Operating Company, LLC, a subsidiary of the Company, observed an oil sheen on the water approximately four miles off the coast of Newport Beach, California (the “Incident”). Beta platform personnel were notified and promptly initiated the Company’s Oil Spill Response Plan, which was reviewed and approved by the Bureau of Safety and Environmental Enforcement’s (the “BSEE”) Oil Spill Preparedness Division within the United States Department of the Interior, and which included the required notifications of specified regulatory agencies. On October 3, 2021, a Unified Command, consisting of the Company, the U.S. Coast Guard and California Department of Fish and Wildlife’s Office of Spill Prevention and Response, was established to respond to the Incident.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In response to the Incident, all operations were suspended and the pipeline was shut-in pending the Company’s receipt of the required regulatory approvals to restart operations. On October 4, 2021, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”), Office of Pipeline Safety issued a Corrective Action Order pursuant to 49 U.S.C. § 60112, which makes clear that no restart of the affected pipeline may occur until PHMSA has approved a written restart plan. On April 10, 2023, the Company announced that it has received the required approvals from federal regulatory agencies to restart operations at the Beta Field. The pipeline will be operated in accordance with the restart procedures that were reviewed and approved by PHMSA.

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

The Company is currently subject to a number of ongoing investigations related to the Incident by certain federal and state agencies. To date, the U.S. Coast Guard, the U.S. Bureau of Ocean Energy Management, the U.S. Department of Justice, PHMSA, the U.S. Department of the Interior Bureau of Safety and Environmental Enforcement, the National Transportation Safety Board, the California Department of Justice, the Orange County District Attorney, the Los Angeles County District Attorney, and the California Department of Fish & Wildlife have conducted or are conducting investigations or examinations of the Incident. On April 8, 2022, in light of the allegations raised in the December 15, 2021 federal indictment, the Company received a Show Cause Notice from the EPA asking the Company to provide information as to why it should not be suspended from participating in future federal contracting pursuant to 2 C.F.R. § 180.700(a), (c) and 2 C.F.R. § 180.800(a)(4). On April 22, 2022, the Company responded to the Show Cause Notice. On September 9, 2022, the EPA informed the Company’s counsel that the EPA has administratively closed the case at this time, and as such, the Company is no longer under a Show Cause Notice. On April 6, 2023, PHMSA provided the Company notice of PHMSA’s positions regarding “probable violations of the Pipeline Safety Regulations” in connection with the Incident; the Company will respond to that notice per the applicable regulatory process. Other federal agencies may or have commenced investigations and proceedings, and may initiate enforcement actions seeking penalties and other relief under the Clean Water Act and other statutes. Amplify continues to comply with all regulatory requirements and investigations. The outcomes of these investigations and the nature of any remedies pursued will depend on the discretion of the relevant authorities and may result in regulatory or other enforcement actions, as well as civil liability.

The Company, Beta Operating Company, LLC, and San Pedro Bay Pipeline Company were named as defendants in a consolidated putative class action in the United States District Court for the Central District of California. Plaintiffs filed a consolidated class action complaint on January 28, 2022 and an amended complaint on March 21, 2022. Plaintiffs assert claims against the Company, Beta Operating Company, LLC, San Pedro Bay Pipeline Company, MSC Mediterranean Shipping Company, Dordellas Finance Corp., the MSC Danit (proceeding in rem), Costamare Shipping Co. S.A., Capetanissa Maritime Corporation of Liberia, V.Ships Greece Ltd., and the COSCO Beijing (proceeding in rem). The Company filed a third-party complaint on February 28, 2022, an amended complaint on June 21, 2022, and second amended complaint on October 5, 2022. The Company sued the same shipping defendants as had Plaintiffs and added claims against the Marine Exchange, COSCO Shipping Lines Co. Ltd., COSCO (Cayman) Mercury Co. Ltd., Mediterranean Shipping Company S.r.l., and MSC Shipmanagement Limited.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MSC Mediterranean Shipping Company, Dordellas Finance Corp., and Capetanissa Maritime Corporation of Liberia also filed petitions for limitations of liability under maritime law in the United States District Court for the Central District of California. The court consolidated the limitation actions into a single limitation action and also coordinated discovery between the consolidated limitation and the consolidated class actions. On April 17, 2023, the Court stayed the Limitation Action pending the documentation and approval of certain settlements that are expected to fully resolve the Limitation Action.

On August 25, 2022, the Company reached an agreement in principle with plaintiffs in the class action to resolve all civil claims against it and its subsidiaries. The settlement of $50.0 million, which also includes certain injunctive relief, will be funded under the Company’s insurance policies. The Court preliminarily approved the settlement on December 7, 2022 and granted final approval on April 24, 2023.

On March 1, 2023, the Company announced that the vessels that struck and damaged the pipeline and their respective owners and operators have agreed to pay the Company $96.5 million in a settlement. The Marine Exchange has agreed to non-monetary terms as well. The overall resolution includes subrogation claims by Amplify’s property damage and loss of production insurers, with Amplify ultimately receiving a net payment of approximately $85.0 million. The settlement resolves Amplify’s affirmative claims related to the Incident. As part of the settlement, Amplify has dismissed its legal claims against those parties.

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

Based on presently enacted laws and regulations and currently available facts, the Company estimates that the total costs it has incurred or will incur with respect to the Incident to be approximately $160.0 million to $175.0 million, which includes (i) actual and projected response and remediation under the direction of the Unified Command, (ii) estimated fines and penalties of $12.0 million resulting from the resolution of the federal and state of California matters discussed above, and (iii) certain legal fees.

The range of total costs is based on the Company’s assumptions regarding (i) settlement of costs associated with certain vendors for response and remediation expenses, (ii) resolution of certain third-party claims, excluding claims with respect to losses, which are not probable or reasonably estimable, and (iii) future claims and lawsuits. While the Company believes it has accurately reflected all probable and reasonably estimable costs incurred in the Company’s Unaudited Consolidated Statements of Net Income, these estimates are subject to uncertainties associated with the underlying assumptions. For example, settlements with vendors for response and remediation expenses may be significantly higher or lower than the Company has currently estimated. Accordingly, as the Company’s assumptions and estimates may change in future periods based on future events, the Company can provide no assurance that total costs will not materially change in future periods.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On March 31, 2023, and December 31, 2022, the Company’s insurance receivables were $38.5 million and $42.0 million, respectively. Excluding the costs associated with the resolution of the federal and state matters discussed above, for the three months ended March 31, 2023, the Company incurred response and remediation expenses and legal fees of $17.3 million. Of these costs, the Company has received, or expects that it is probable that it will receive, $14.7 million in insurance recoveries. The remaining amount of $2.6 million, which primarily relates to certain legal costs that are not expected to be recovered under an insurance policy, are classified as “Pipeline Incident Loss” on the Company’s Unaudited Condensed Consolidated Statements of Net Income. For the three months ended March 31, 2023, the Company received $18.1 million in insurance recoveries.

Additionally, during the three months ended March 31, 2023, the Company recognized $13.5 million related to approved loss of production income (“LOPI”) insurance proceeds, which is classified as “Other Revenues” in the Company’s Unaudited Condensed Consolidated Statements of Net Income.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and accompanying notes in “Item 1. Financial Statements” contained herein and in “Item 1A. Risk Factors” of our Annual Report on the Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”). The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” in the front of this report.

Overview

We operate in one reportable segment engaged in the acquisition, development, exploitation and production of oil and natural gas properties. Our management evaluates performance based on the reportable business segment as the economic environments are not different within the operation of our oil and natural gas properties. Our business activities are conducted through OLLC, our wholly owned subsidiary, and its wholly owned subsidiaries. Our assets consist primarily of producing oil and natural gas properties and are located in Oklahoma, the Rockies, federal waters offshore Southern California, East Texas/North Louisiana and the Eagle Ford. Our properties consist primarily of operated and non-operated working interests in producing and undeveloped leasehold acreage and working interests in identified producing wells.

Industry Trends

Oil, natural gas and NGLs prices have decreased in 2023 when compared to the same period of 2022 and, as a result, we experienced a decrease in revenues. We continue to monitor the impact of the actions of the Organization of the Petroleum Exporting Countries and other large producing nations, the Russia-Ukraine conflict, global inventories of oil and gas and the uncertainty associated with recovering oil demand, inflation and future monetary policy, and governmental policies aimed at transitioning towards lower carbon energy. We expect prices for some or all of the commodities to remain volatile. The COVID-19 pandemic and the Russia-Ukraine conflict continue to evolve, and the extent to which these events may impact our business, results of operations, financial condition and cash flows will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

Recent Developments

Commences Restart Operations at Beta Field

On April 10, 2023, the Company announced it received the required approvals from federal regulatory agencies to restart operations at the Beta Field. The pipeline will be operated in accordance with the restart procedures that were reviewed and approved by PHMSA. The Company returned the Beta Field to production and began selling oil on April 24, 2023 (after successfully filling the San Pedro Bay Pipeline and finalizing all required testing).

Certain Officer Departures and Appointments

On March 17, 2023, the board of directors of the Company appointed Daniel Furbee to serve as Senior Vice President and Chief Operating Officer of the Company, effective March 17, 2023.

On April 13, 2023, the board of directors of the Company appointed James Frew to serve as Senior Vice President and Chief Financial Officer of the Company, effective April 17, 2023.

Settlement with the Shipping Companies and Marine Exchange related to the Containerships’ Anchor Strike

On March 1, 2023, the Company announced that the vessels that struck and damaged the pipeline and their respective owners and operators have agreed to pay the Company $96.5 million in a settlement. The Marine Exchange has agreed to non-monetary terms as well. The overall resolution includes subrogation claims by Amplify’s property damage and loss of production insurers, with Amplify ultimately receiving a net payment of approximately $85.0 million. The settlement resolves Amplify’s affirmative claims related to the Incident. As part of the settlement, Amplify has dismissed its legal claims against those parties.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates, including a discussion regarding the estimation uncertainty and the impact that our critical accounting estimates have had, or are reasonably likely to have, on our financial condition or results of operations, are described in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K. Significant estimates include, but are not limited to, oil and natural gas reserves; fair value estimates; revenue recognition; and contingencies and insurance accounting. These estimates, in our opinion, are subjective in nature, require the use of professional judgment and involve complex analysis.

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

Results of Operations

The results of operations for the three months ended March 31, 2023 and 2022 have been derived from our unaudited condensed consolidated financial statements. The comparability of the results of operations among the periods presented below is impacted by the Incident and suspension of operations at our Beta properties.

The following table summarizes certain of the results of operations for the periods indicated.

	For the Three Months Ended
	March 31,
	2023	2022
($ In thousands except per unit amounts)
Oil and natural gas sales	$66,284	$93,872
Other revenues	13,586	17,561
Lease operating expense	32,960	32,920
Gathering, processing and transportation	5,602	8,010
Taxes other than income	5,293	7,553
Depreciation, depletion and amortization	5,808	5,635
General and administrative expense	8,514	7,771
Loss (gain) on commodity derivative instruments	(15,159)	93,404
Pipeline incident loss	8,279	580
Interest expense, net	5,737	2,441
Litigation settlement	84,875	—
Income tax (expense) benefit - current	(12,527)	—
Income tax (expense) benefit - deferred	259,470	—
Net income (loss)	352,759	(48,614)

Oil and natural gas revenues:
Oil sales	$38,816	$52,374
NGL sales	7,785	13,481
Natural gas sales	19,683	28,017
Total oil and natural gas revenues	$66,284	$93,872

Production volumes:
Oil (MBbls)	535	581
NGLs (MBbls)	325	338
Natural gas (MMcf)	5,303	5,511
Total (MBoe)	1,745	1,837
Average net production (MBoe/d)	19.4	20.4

Average realized sales price (excluding commodity derivatives):
Oil (per Bbl)	$72.52	$90.22
NGL (per Bbl)	23.92	39.86
Natural gas (per Mcf)	3.71	5.08
Total (per Boe)	$37.99	$51.10

Average unit costs per Boe:
Lease operating expense	$18.89	$17.92
Gathering, processing and transportation	3.21	4.36
Taxes other than income	3.03	4.11
General and administrative expense	4.88	4.23
Depletion, depreciation and amortization	3.33	3.07

For the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Net income of $352.8 million and a net loss of $48.6 million were recorded for the three months ended March 31, 2023 and 2022, respectively.

Oil, natural gas and NGL revenues were $66.3 million and $93.9 million for the three months ended March 31, 2023 and 2022, respectively. Average net production volumes were approximately 19.4 MBoe/d and 20.4 MBoe/d for the three months ended March 31, 2023 and 2022, respectively. The change in production volumes was primarily due to natural declines. The average realized sales price was $37.99 per Boe and $51.10 per Boe for the three months ended March 31, 2023 and 2022, respectively. The decrease in average realized sales price was primarily due to the decrease in commodity prices.

Other revenues were $13.6 million and $17.6 million for the three months ended March 31, 2023 and 2022, respectively. The change in other revenues was primarily related to the recognition of loss of production income (“LOPI”) insurance proceeds of $13.5 million for the three months ended March 31. 2023 compared to $17.5 million of LOPI proceeds for the three months ended March 31, 2022. The decrease in LOPI proceeds reflects the timing recognition of one additional month of LOPI during the three months ended March 31, 2022.

Lease operating expense was $33.0 million and $32.9 million for the three months ended March 31, 2023 and 2022, respectively. On a per Boe basis, lease operating expense was $18.89 and $17.92 for the three months ended March 31, 2023 and 2022, respectively. The change in lease operating expense on a per Boe basis was due to lower production.

Gathering, processing and transportation expense was $5.6 million and $8.0 million for the three months ended March 31, 2023 and 2022, respectively. The decrease in gathering, processing and transportation expense was primarily related to the expiration of the minimum volume commitment (“MVC”) fee for the East Texas/North Louisiana property in November 2022. On a per Boe basis, gathering, processing and transportation expense was $3.21 and $4.36 for the three months ended March 31, 2023 and 2022, respectively. The change on a per BOE basis primarily related to decrease in production and a decrease in MVC fees.

Taxes other than income were $5.3 million and $7.6 million for the three months ended March 31, 2023 and 2022, respectively. The decrease was due to a reduction in production taxes as a result of lower commodity prices and lower production. In addition, we received a $0.4 million from a one-time positive severance tax adjustment related to our non-operated Eagle Ford operations. On a per Boe basis, taxes other than income were $3.03 and $4.11 for the three months ended March 31, 2023 and 2022, respectively. The change in taxes other than income on a per Boe basis was primarily due to the decrease in commodity prices and lower production.

DD&A expense was $5.8 million and $5.6 million for the three months ended March 31, 2023 and 2022, respectively. The change in DD&A expense was primarily due to a decrease of approximately $0.3 million in the change of production offset by an increase of $0.5 million related to our depletion rate.

General and administrative expense was $8.5 million and $7.8 million for the three months ended March 31, 2023 and 2022, respectively. The change in general and administrative expense was primarily related to (i) an increase of $0.5 million in salaries and other payroll benefits, (ii) an increase of $0.3 million in stock compensation expense, (iii) an increase of $0.2 million in professional services, partially offset by a decrease of $0.2 million in legal expense and a decrease of $0.2 million in accounting/audit services.

Net gain on commodity derivative instruments of $15.2 million were recognized for the three months ended March 31, 2023, consisting of a $17.9 million increase in the fair value of open positions offset by $2.7 million of cash settlements paid on expired positions. Net loss on commodity derivative instruments of $93.4 million was recognized for the three months ended March 31, 2022, consisting of a $62.5 million decrease in the fair value of open positions and $30.9 million of cash settlements paid on expired positions. The change in commodity derivative instruments is primarily related to the rolling off of out-of-the-money commodity hedges.

Pipeline incident loss was $8.3 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively. The costs reflect certain expenses that are not expected to be recovered under an insurance policy. See Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

Litigation settlement was $84.9 million for the three months ended March 31, 2023, related to the settlement with the shipping companies related to the containerships’ anchor strikes of the Company’s pipeline. See additional information discussed in Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

Interest expense, net was $5.7 million and $2.4 million for the three months ended March 31, 2023 and 2022, respectively. Interest expense included $0.5 million and $0.1 million for the amortization and write-off of deferred financing fees for the three months ended March 31, 2023 and 2022, respectively. In addition, we had an increase of $2.5 million in interest expense due to higher interest rates on our Revolving Credit Facility.

Average outstanding borrowings under our Revolving Credit Facility were $192.4 million and $228.1 million for the three months ended March 31, 2023 and 2022, respectively.

Current income tax expense was $12.5 million for the three months ended March 31, 2023. This is the estimated current federal and state income tax expense for the year. See additional information discussed in Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report. No current income tax expense was recorded for the three months ended March 31, 2022.

Deferred income tax benefit was $259.5 million for the three months ended March 31 2023. This is related to the release of our valuation allowance due to a three-year cumulative book income. See additional information discussed in Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report. No deferred income tax benefit was recorded for the three months ended March 31, 2022.

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

Reconciliation of Net Income (Loss) to Adjusted EBITDA

	For the Three Months Ended
	March 31,
	2023	2022
($ In thousands)
Net income (loss)	$352,759	$(48,614)
Interest expense, net	5,737	2,441
Income tax expense (benefit) - current	12,527	—
Income tax expense (benefit) - deferred	(259,470)	—
DD&A	5,808	5,635
Accretion of AROs	1,942	1,720
Losses (gains) on commodity derivative instruments	(15,159)	93,404
Cash settlements (paid) received on expired commodity derivative instruments	(2,709)	(30,943)
Pipeline incident loss	8,279	580
Litigation settlement	(84,875)	—
Share-based compensation expense	941	640
Loss on settlement of AROs	—	19
Exploration costs	26	16
Acquisition and divestiture related expenses	—	5
Bad debt expense	—	10
Adjusted EBITDA	$25,806	$24,913

Reconciliation of Net Cash from Operating Activities to Adjusted EBITDA

	For the Three Months Ended
	March 31,
	2023	2022
($ In thousands)
Net cash provided by operating activities	$90,313	$9,719
Changes in working capital	(5,740)	11,373
Interest expense, net	5,737	2,441
Pipeline incident loss	8,279	580
Litigation settlement	(84,875)	—
Income tax expense (benefit) - current	12,527	—
Amortization and write-off of deferred financing fees	(461)	(133)
Exploration costs	26	16
Gain (loss) on interest rate swaps	—	557
Cash settlements paid (received) on interest rate swaps	—	214
Plugging and abandonment cost	—	19
Acquisition and divestiture related expenses	—	5
Other	—	122
Adjusted EBITDA	$25,806	$24,913

Liquidity and Capital Resources

Overview. Our ability to finance our operations, including funding capital expenditures and acquisitions, to meet our indebtedness obligations, to refinance our indebtedness or to meet our collateral requirements will depend on our ability to generate cash in the future. Our primary sources of liquidity and capital resources have historically been cash flows generated by operating activities and borrowings under our Revolving Credit Facility. As we pursue reserve and production growth, we plan to monitor which capital resources, including equity and debt financings, are available to us to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. Based on our current oil and natural gas price expectations, we believe our cash flows provided by operating activities and availability under our Revolving Credit Facility will provide us with the financial flexibility necessary to meet our cash requirements, including normal operating needs, and to pursue our currently planned 2023 development activities. However, future cash flows are subject to a number of variables, including the level of our oil and natural gas production and the prices we receive for our oil and natural gas production, and significant additional capital expenditures will be required to more fully develop our properties. We cannot assure you that operations and other needed capital will be available on acceptable terms, or at all. For the remainder of 2023, we expect our primary funding sources to be from internally generated cash flow, borrowings under our Revolving Credit Facility, and equity and debt capital markets.

Impact of the Southern California Pipeline Incident. We have incurred and will continue to incur certain costs as a result of the Incident. In addition, although the Company has returned the Beta Field to production and initial production rates have exceeded Company forecasts, the full impact to production from the prolonged shut-in remains uncertain and may have a material adverse impact on our business, results of operations and financial condition.

We carry customary insurance policies, which have covered a material portion of the aggregate costs, including LOPI insurance, to offset loss of revenue resulting from suspended operations in Southern California. LOPI coverage specific to the Incident expired on March 31, 2023. We can provide no assurance that our coverage will adequately protect us against liability from all potential consequences, damages and losses related to the Incident.

In connection with the settlement between the Company and the vessels that struck and damaged the pipeline and their respective owners and operators, the Company received a net payment of approximately $85.0 million. Proceeds from the settlement have been used to reduce debt outstanding under the Company’s credit facility and to enhance liquidity.

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

Valuation Allowance. Net deferred tax assets relate to net operating loss carryforwards, interest expense carryforwards, tax credits, and other temporary differences expected to produce tax deductions in future periods. The realization of these assets depends on recognition of sufficient future taxable income in specific federal and state tax jurisdictions in which those temporary differences are deductible. In assessing the need for a valuation allowance on our deferred tax assets, we consider whether it is more likely than not that some portion of or all our deferred tax assets will not be realized. On December 31, 2022, our valuation allowance was $284.9 million, which offset all net deferred tax assets as of such date.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. The assessment considers all available information including historical and forecasted taxable income and operating history. The three months ended March 31, 2023 marks the first time that the Company has achieved three years of cumulative book income. Furthermore, management determined that the Company’s ability to maintain long-term profitability despite near-term changes in commodity prices and capital and operating costs demonstrated that there is sufficient positive evidence to conclude that it is more likely than not that all net deferred tax asset is realizable. As a result of the Company’s assessment, during the quarter ended March 31, 2023, the Company released substantially all of its valuation allowance previously recorded. The result of the valuation allowance release during the three months ended March 31, 2023 was a tax benefit of $269.5 million.

Capital Expenditures. Our total capital expenditures were approximately $9.0 million for the three months ended March 31, 2023, which were primarily related to capital workovers and facilities upgrades located in Oklahoma and California and non-operated drilling and completion activities in the Eagle Ford.

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

As of March 31, 2023, we had a working capital deficit of $17.1 million primarily due to short-term derivatives of $3.1 million, accrued liabilities of $66.6 million, revenues payable of $20.3 million, and accounts payable of $21.7 million, partially offset by accounts receivable of $66.0 million, prepaid expenses of $16.0 million and cash on hand of $12.8 million.

Debt Agreement

Revolving Credit Facility. On November 2, 2018, OLLC, as borrower, entered into the Revolving Credit Facility (as amended and supplemented to date). KeyBank serves as the administrative agent. Our borrowing base under our Revolving Credit Facility is subject to redetermination on at least a semi-annual basis primarily based on a reserve engineering report.

As of March 31, 2023 we had approximately $70.0 million of available borrowings under our Revolving Credit Facility.

As of March 31, 2023, we were in compliance with all the financial (current ratio and total leverage ratio) and non-financial covenants associated with our Revolving Credit Facility.

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

Sinking fund payments. We have a funding requirement to fund a trust account to comply with supplemental regulatory bonding requirements related to our decommissioning obligations for our offshore Southern California production facilities. As of March 31, 2023, our future commitment under this agreement were $6.0 million for the remaining of 2023, and $15.8 million a year for years 2024 through 2033. See Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for the three months ended March 31, 2023 and 2022 have been derived from our Unaudited Condensed Consolidated Financial Statements. For information regarding the individual components of our cash flow amounts, see our Unaudited Condensed Consolidated Statements of Cash Flows included under “Item 1. Financial Statements” of this quarterly report.

	For the Three Months Ended
	March 31,
	2023	2022

	(In thousands)
Net cash provided by operating activities	$90,313	$9,719
Net cash used in investing activities	(10,417)	(7,847)
Net cash used in financing activities	(67,141)	(5,066)

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net cash provided by operating activities was $90.3 million and $9.7 million for the three months ended March 31, 2023 and 2022, respectively. Production volumes were approximately 19.4 MBoe/d and 20.4 MBoe/d for the three months ended March 31, 2023 and 2022, respectively. The average realized sales price was $37.99 per Boe and $51.10 per Boe for the three months ended March 31, 2023 and 2022, respectively. The change in average realized sales price was primarily due to the decrease in commodity prices.

Net cash provided by operating activities for the three months ended March 31, 2023 included $2.7 million of cash paid on expired commodity derivative instruments compared to $30.9 million of cash paid on expired commodity derivatives for the three months ended March 31, 2022. For the three months ended March 31, 2023, we had net gains on commodity derivative instruments of $15.2 million compared to net losses of $93.4 million for the three months ended March 31, 2022.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2023 was $10.4 million, of which $8.2 million was used for additions to oil and natural gas properties. Net cash provided by investing activities for the three months ended March 31, 2022 was $7.8 million, of which $5.2 million was used for additions to oil and natural gas properties.

Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with our offshore Southern California properties. Additions to restricted investments were $2.1 million and $2.7 million during the three months ended March 31, 2023 and 2022, respectively.

Financing Activities. We had net repayments of $65.0 million and $5.0 million for the three months ended March 31, 2023 and 2022, respectively, related to our Revolving Credit Facility.

Off–Balance Sheet Arrangements

As of March 31, 2023, we had no off–balance sheet arrangements.

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

ITEM 4.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) and under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023. We believe that our internal controls and procedures are still functioning as designed and were effective for the most recent quarter.

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

PART II—OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

For a discussion of the legal proceedings associated with the Incident, see Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report and the annual financial statements and related notes included in our 2022 Form 10-K.

Future litigation may be necessary, among other things, to defend ourselves by determining the scope, enforceability, and validity of claims. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 1A.RISK FACTORS.

Our business faces many risks. Any of the risks discussed elsewhere in this quarterly report and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. Except with respect to the risk factor set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A in our 2022 Form 10-K.

The impact from the prolonged shut-in of the Pipeline is uncertain and cannot be predicted, and it may materially and adversely affect our business, results of operations and financial condition.

The prolonged shut-in of the Pipeline and the Beta Field as a result of the Incident may result in reduced well performance or production issues upon restarting the wells. For example, when a well is shut-in and offline for an extended period of time, accumulated sediment and other debris in the well may reduce flow rates. The shut-in and restart of a well may also place significant stress on the wellbore and equipment, which can result in mechanical failures or other issues that may impact performance. The full impact to production, if any, from the prolonged shut-in remains uncertain, and may have a material adverse impact on our business, results of operations and financial condition.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes our repurchase activity during the three months ended March 31, 2023:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
			Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased	Paid per Share	or Programs	Plans or Programs (1)
(In thousands)
Common Shares Repurchased (1)
January 1, 2023 - January 31, 2023	128,682	$8.75	—	n/a
February 1, 2023 - February 28, 2023	—	$—	—	n/a
March 1, 2023 - March 31, 2023	108,683	$6.93	—	n/a
(1)	Common shares are generally net-settled by shareholders to cover the required withholding tax upon vesting. We repurchased the remaining vesting shares on the vesting date at current market price. See Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

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

3.3	—	Third Amended and Restated Bylaws of Amplify Energy Corp. (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35512) filed on November 15, 2021).

10.1*#	—	Employment Agreement, dated March 17, 2023, by and between Amplify Energy Corp. and Daniel Furbee.

10.2*#	—	Employment Agreement, dated April 17, 2023, by and between Amplify Energy Corp. and James Frew.

10.3*#	—	Transition and Separation Agreement, dated March 17, 2023, by and between Amplify Energy Corp. and Richard P. Smiley.

31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	—	Inline XBRL Instance Document

101.SCH*	—	Inline XBRL Schema Document

101.CAL*	—	Inline XBRL Calculation Linkbase Document

101.DEF*	—	Inline XBRL Definition Linkbase Document

101.LAB*	—	Inline XBRL Labels Linkbase Document

101.PRE*	—	Inline XBRL Presentation Linkbase Document

104*	—	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed as an exhibit to this Quarterly Report on Form 10-Q.
**	Furnished as an exhibit to this Quarterly Report on Form 10-Q.
#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amplify Energy Corp.
(Registrant)

Date:	May 3, 2023	By:	/s/ James Frew
		Name:	James Frew
		Title:	Senior Vice President and Chief Financial Officer

Date:	May 3, 2023	By:	/s/ Eric Dulany
		Name:	Eric Dulany
		Title:	Vice President and Chief Accounting Officer