Form 10-Q
period 2023-06-30
Amplify Energy Corp.
filed 2023-08-08
CIK 1533924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Securities Registered Pursuant to Section 12(b):

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AMPY	NYSE

As of July 31, 2023, the registrant had 39,062,303 outstanding shares of common stock, $0.01 par value outstanding.

AMPLIFY ENERGY CORP.

		Page

	Glossary of Oil and Natural Gas Terms	1
	Names of Entities	4
	Cautionary Note Regarding Forward-Looking Statements	5

PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements	8
	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022	8
	Unaudited Condensed Consolidated Statements of Net Income for the Three and Six Months Ended June 30, 2023 and 2022	9
	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2023 and 2022	10
	Unaudited Condensed Consolidated Statements of Equity (Deficit) for the Three and Six Months Ended June 30, 2023 and 2022	11
	Notes to Unaudited Condensed Consolidated Financial Statements	12
	Note 1 – Organization and Basis of Presentation	12
	Note 2 – Summary of Significant Accounting Policies	12
	Note 3 – Revenue	13
	Note 4 – Fair Value Measurements of Financial Instruments	13
	Note 5 – Risk Management and Derivative Instruments	15
	Note 6 – Asset Retirement Obligations	17
	Note 7 – Long-Term Debt	18
	Note 8 – Equity	19
	Note 9 – Earnings per Share	20
	Note 10 – Long-Term Incentive Plans	20
	Note 11 – Leases	22
	Note 12 – Supplemental Disclosures to the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Cash Flows	24
	Note 13 – Related Party Transactions	25
	Note 14 – Commitments and Contingencies	25
	Note 15 – Income Taxes	27
	Note 16 – Southern California Pipeline Incident	27
	Note 17 – Subsequent Event	31

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	43

PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Mine Safety Disclosures	44
Item 5.	Other Information	44
Item 6.	Exhibits	45

Signatures		46

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

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding shares)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$1,865	$—
Accounts receivable, net (see Note 12)	63,021	80,455
Prepaid expenses and other current assets	23,452	18,789
Total current assets	88,338	99,244
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	858,651	840,310
Support equipment and facilities	147,613	147,496
Other	9,801	9,648
Accumulated depreciation, depletion and amortization	(671,042)	(658,162)
Property and equipment, net	345,023	339,292
Restricted investments	15,550	11,326
Operating lease - long term right-of-use asset	6,428	7,376
Deferred tax asset	259,422	—
Other long-term assets	719	2,240
Total assets	$715,480	$459,478

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$23,382	$38,414
Revenues payable	21,496	22,105
Accrued liabilities (see Note 12)	55,387	58,449
Short-term derivative instruments	735	20,884
Total current liabilities	101,000	139,852
Long-term debt (see Note 7)	120,000	190,000
Asset retirement obligations	118,627	114,614
Operating lease liability	5,818	6,567
Other long-term liabilities	11,891	13,010
Total liabilities	357,336	464,043
Commitments and contingencies (see Note 14)
Stockholders' equity (deficit):
Preferred stock, $0.01 par value: 50,000,000 shares authorized; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value: 250,000,000 shares authorized; 38,971,426 and 38,459,731 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	391	386
Additional paid-in capital	432,380	432,251
Accumulated deficit	(74,627)	(437,202)
Total stockholders' equity (deficit)	358,144	(4,565)
Total liabilities and equity	$715,480	$459,478

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME

(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Oil and natural gas sales	$67,393	$112,878	$133,677	$206,750
Other revenues	4,578	8,899	18,164	26,460
Total revenues	71,971	121,777	151,841	233,210

Costs and expenses:
Lease operating expense	34,903	33,285	67,863	66,205
Gathering, processing and transportation	5,149	7,281	10,751	15,291
Taxes other than income	5,205	8,623	10,498	16,176
Depreciation, depletion and amortization	7,072	5,864	12,880	11,499
General and administrative expense	7,778	8,628	16,292	16,399
Accretion of asset retirement obligations	1,975	1,749	3,917	3,469
Loss (gain) on commodity derivative instruments	(3,798)	18,571	(18,957)	111,975
Pipeline incident loss	6,844	5,092	15,123	5,672
Other, net	253	406	279	441
Total costs and expenses	65,381	89,499	118,646	247,127
Operating income (loss)	6,590	32,278	33,195	(13,917)
Other income (expense):
Interest expense, net	(3,701)	(3,084)	(9,438)	(5,525)
Litigation settlement (See Note 14)	—	—	84,875	—
Other income (expense)	122	26	195	48
Total other income (expense)	(3,579)	(3,058)	75,632	(5,477)
Income (loss) before income taxes	3,011	29,220	108,827	(19,394)
Income tax (expense) benefit - current	6,853	—	(5,674)	—
Income tax (expense) benefit - deferred	(48)	—	259,422	—
Net income (loss)	$9,816	$29,220	$362,575	$(19,394)

Allocation of net income (loss) to:
Net income (loss) available to common stockholders	$9,383	$27,818	$346,153	$(19,394)
Net income (loss) allocated to participating securities	433	1,402	16,422	—
Net income (loss) available to Amplify Energy Corp.	$9,816	$29,220	$362,575	$(19,394)

Earnings (loss) per share: (See Note 9)
Basic and diluted earnings (loss) per share	$0.24	$0.73	$8.91	$(0.51)
Weighted average common shares outstanding:
Basic and diluted	38,971	38,330	38,833	38,256

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$362,575	$(19,394)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	12,880	11,499
Loss (gain) on derivative instruments	(18,957)	111,132
Cash settlements (paid) received on expired derivative instruments	(1,192)	(79,846)
Deferred income tax expense (benefit)	(259,422)	—
Accretion of asset retirement obligations	3,917	3,469
Share-based compensation (see Note 10)	2,281	1,374
Settlement of asset retirement obligations	(289)	(389)
Amortization and write-off of deferred financing costs	771	336
Bad debt expense	85	6
Changes in operating assets and liabilities:
Accounts receivable	17,348	(4,269)
Prepaid expenses and other assets	(4,558)	(2,243)
Payables and accrued liabilities	(20,662)	9,310
Other	444	(589)
Net cash provided by operating activities	95,221	30,396
Cash flows from investing activities:
Additions to oil and gas properties	(16,772)	(12,901)
Additions to other property and equipment	(153)	—
Additions to restricted investments	(4,224)	(4,013)
Net cash used in investing activities	(21,149)	(16,914)
Cash flows from financing activities:
Advances on revolving credit facility	10,000	5,000
Payments on revolving credit facility	(80,000)	(20,000)
Deferred financing costs	(60)	(60)
Shares withheld for taxes	(2,147)	(530)
Net cash used in financing activities	(72,207)	(15,590)
Net change in cash and cash equivalents	1,865	(2,108)
Cash and cash equivalents, beginning of period	—	18,799
Cash and cash equivalents, end of period	$1,865	$16,691

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(In thousands)

	Stockholders' Equity
		Additional	Accumulated
	Common	Paid-in	Earnings
	Stock	Capital	(Deficit)	Total
Balance at December 31, 2022	$386	$432,251	$(437,202)	$(4,565)
Net income (loss)	—	—	352,759	352,759
Share-based compensation expense	—	941	—	941
Shares withheld for taxes	—	(2,141)	—	(2,141)
Other	5	(5)	—	—
Balance at March 31, 2023	391	431,046	(84,443)	346,994
Net income (loss)	—	—	9,816	9,816
Share-based compensation expense	—	1,340	—	1,340
Shares withheld for taxes	—	(6)	—	(6)
Balance at June 30, 2023	$391	$432,380	$(74,627)	$358,144

	Stockholders' Equity (Deficit)
			Additional	Accumulated
	Common		Paid-in	Earnings
	Stock	Warrants (1)	Capital	(Deficit)	Total
Balance at December 31, 2021	$382	$4,788	$425,066	$(495,077)	$(64,841)
Net income (loss)	—	—	—	(48,614)	(48,614)
Share-based compensation expense	—	—	518	—	518
Shares withheld for taxes	—	—	(66)	—	(66)
Other	2	—	(2)	—	—
Balance at March 31, 2022	384	4,788	425,516	(543,691)	(113,003)
Net income (loss)	—	—	—	29,220	29,220
Share-based compensation expense	—	—	856	—	856
Shares withheld for taxes	—	—	(464)	—	(464)
Expiration of warrants	—	(4,788)	4,788	—	—
Other	1	—	(1)	—	—
Balance at June 30, 2022	$385	$—	$430,695	$(514,471)	$(83,391)

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands)
Revenues
Oil	$50,750	$58,918	$89,566	$111,292
NGLs	6,411	13,604	14,196	27,085
Natural gas	10,232	40,356	29,915	68,373
Oil and natural gas sales	$67,393	$112,878	$133,677	$206,750

Contract Balances

Under the Company’s sales contracts, the Company invoices customers once its performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s contracts do not give rise to contract assets or liabilities. Accounts receivable attributable to the Company’s revenue contracts with customers was $29.7 million at June 30, 2023 and $35.1 million at December 31, 2022.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The carrying values of accounts receivables, accounts payables (including accrued liabilities), restricted investments and amounts outstanding under long-term debt agreements with variable rates included in the accompanying Unaudited Condensed Consolidated Balance Sheets approximated fair value at June 30, 2023 and December 31, 2022. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair market values of the derivative financial instruments reflected on the accompanying Unaudited Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 were based on estimated forward commodity prices. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following tables present the gross derivative assets and liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 for each of the fair value hierarchy levels:

	Fair Value Measurements at June 30, 2023
			Significant
	Quoted Prices in	Significant Other	Unobservable
	Active Market	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value

	(In thousands)
Assets:
Commodity derivatives	$—	$6,847	$—	$6,847
Interest rate derivatives	—	—	—	—
Total assets	$—	$6,847	$—	$6,847

Liabilities:
Commodity derivatives	$—	$7,582	$—	$7,582
Interest rate derivatives	—	—	—	—
Total liabilities	$—	$7,582	$—	$7,582

	Fair Value Measurements at December 31, 2022
			Significant
	Quoted Prices in	Significant Other	Unobservable
	Active Market	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value

	(In thousands)
Assets:
Commodity derivatives	$—	$6,257	$—	$6,257
Interest rate derivatives	—	—	—	—
Total assets	$—	$6,257	$—	$6,257

Liabilities:
Commodity derivatives	$—	$27,141	$—	$27,141
Interest rate derivatives	—	—	—	—
Total liabilities	$—	$27,141	$—	$27,141

See Note 5 for additional information regarding the Company’s derivative instruments.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis, as reflected on the accompanying Unaudited Condensed Consolidated Balance Sheets. The following methods and assumptions are used to estimate the fair values:

●	The fair value of asset retirement obligations (“AROs”) is based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding factors such as the existence of a legal obligation for an ARO; amounts and timing of settlements; the credit-adjusted risk-free rate; and inflation rates. The initial fair value estimates are based on unobservable market data and are classified within Level 3 of the fair value hierarchy. See Note 6 for a summary of changes in AROs.
●	Proved oil and natural gas properties are reviewed for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such properties. The Company uses an income approach based on the discounted cash flow method, whereby the present value of expected future net cash flows is discounted by applying an appropriate discount rate, for purposes of placing a fair value on the assets. The future cash flows are based on management’s estimates for the future. The unobservable inputs used to determine fair value include, but are not limited to, estimates of proved reserves, estimates of probable reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and natural gas properties (some of which are Level 3 inputs within the fair value hierarchy).
●	No impairment expense was recorded on proved oil and natural gas properties during the three and six months ended June 30, 2023 and 2022.

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

At June 30, 2023, the Company had the following open commodity positions:

	2023	2024
Natural Gas Derivative Contracts:
Collar contracts:
Two-way collars
Average monthly volume (MMBtu)	1,343,333	220,833
Weighted-average floor price	$3.49	$3.31
Weighted-average ceiling price	$5.76	$4.73

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (Bbls)	55,000	8,333
Weighted-average fixed price	$57.33	$70.00

Collar contracts:
Two-way collars
Average monthly volume (Bbls)	15,000	—
Weighted-average floor price	$65.00	$—
Weighted-average ceiling price	$76.16	$—

Three-way collars
Average monthly volume (Bbls)	50,000	—
Weighted-average ceiling price	$74.54	$—
Weighted-average floor price	$58.00	$—
Weighted-average sub-floor price	$43.00	$—

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at June 30, 2023 and December 31, 2022. There was no cash collateral received or pledged associated with the Company’s derivative instruments since most of its counterparties, or certain of its affiliates, to its derivative contracts are lenders under its Revolving Credit Facility.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Asset	Liability	Asset	Liability
		Derivatives	Derivatives	Derivatives	Derivatives
		June 30,	June 30,	December 31,	December 31,
Type	Balance Sheet Location	2023	2023	2022	2022

		(In thousands)
Commodity contracts	Short-term derivative instruments	$6,847	$7,582	$6,257	$27,141
Interest rate swaps	Short-term derivative instruments	—	—	—	—
Gross fair value		6,847	7,582	6,257	27,141
Netting arrangements		(6,847)	(6,847)	(6,257)	(6,257)
Net recorded fair value	Short-term derivative instruments	$—	$735	$—	$20,884

Commodity contracts	Long-term derivative instruments	$—	$—	$—	$—
Interest rate swaps	Long-term derivative instruments	—	—	—	—
Gross fair value		—	—	—	—
Netting arrangements		—	—	—	—
Net recorded fair value	Long-term derivative instruments	$—	$—	$—	$—

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

		For the Three Months Ended		For the Six Months Ended
	Statements of	June 30,		June 30,
	Operations Location	2023	2022	2023	2022
Commodity derivative contracts	Loss (gain) on commodity derivatives	$(3,798)	$18,571	$(18,957)	$111,975
(Gain) loss on interest rate derivatives	Interest expense, net	—	(286)	—	(843)

Note 6. Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the Company’s portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the six months ended June 30, 2023 (in thousands):

Asset retirement obligations at beginning of period	$116,438
Liabilities added from acquisition or drilling	5
Liabilities settled	(289)
Liabilities removed upon sale of wells	—
Accretion expense	3,917
Revision of estimates	55
Asset retirement obligation at end of period	120,126
Less: Current portion	1,499
Asset retirement obligations - long-term portion	$118,627

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Long-Term Debt

The following table presents the Company’s consolidated debt obligations at the dates indicated:

	June 30,	December 31,
	2023	2022

	(In thousands)
Revolving Credit Facility (1)	$120,000	$190,000
Total long-term debt	$120,000	$190,000
(1)	The carrying amount of the Company’s Revolving Credit Facility approximates fair value because the interest rates are variable and reflective of market rates.

Revolving Credit Facility

OLLC, the Company’s wholly owned subsidiary, was a party to a reserve-based revolving credit facility (the “Revolving Credit Facility”), subject to a borrowing base of $180.0 million as of June 30, 2023, which was guaranteed by the Company and all of its current subsidiaries. The Revolving Credit Facility would have matured on May 31, 2024. The Company’s borrowing base under its Revolving Credit Facility was subject to redetermination on at least a semi-annual basis, primarily based on a reserve engineering report.

As of June 30, 2023, the Company was in compliance with all the financial (current ratio and total leverage ratio) and non-financial covenants associated with its Revolving Credit Facility.

Amended and Restated Credit Agreement

Subsequent Events. On July 31, 2023, OLLC and Amplify Acquisitionco LLC (“Acquisitionco”), as the direct parent of OLLC and wholly owned subsidiary of the Company, amended and restated the Revolving Credit Facility with Keybanc Capital Markets Inc., Cadence Bank, N.A. and Citizens Bank, N.A. as joint lead arrangers and KeyBank National Association as the administrative agent (the “New Credit Facility”). The New Credit Facility is a replacement in full of the Revolving Credit Facility.

The aggregate principal amount of loans outstanding under the New Credit Facility as of July 31, 2023, was $120.0 million. The initial borrowing base under the facility is $150.0 million with elected commitments of $135.0 million, and, consistent with the prior Revolving Credit Facility, the New Credit Facility borrowing base will be redetermined on a semi-annual basis with the next redetermination expected to occur in the fourth quarter of 2023.

Certain key terms and conditions under the New Credit Facility include (but are not limited to):

●	A maturity date of July 31, 2027;
●	The loans shall bear interest at a rate per annum equal to (i) adjusted SOFR or (ii) an adjusted base rate, plus an applicable margin based on a utilization ratio of the lesser of the borrowing base and the aggregate commitments. The applicable margin ranges from 2.00% to 3.00% for adjusted base rate borrowings, and 3.00% to 4.00% for adjusted SOFR borrowings;
●	The unused commitments under the New Credit Facility will accrue a commitment fee of 0.50%, payable quarterly in arrears;
●	Certain financial covenants, including the maintenance of (i) a net debt leverage ratio not to exceed 3.00 to 1.00, determined as of the last day of each fiscal quarter for the four fiscal-quarter period then ending and (ii) a current ratio of not less than 1.00 to 1.00, determined as of the last day of each fiscal quarter, in each case commencing with the fiscal quarter ending December 31, 2023;

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

●	Certain events of default, including, without limitation: non-payment; breaches of representations and warranties; non-compliance with covenants or other agreements; cross-default to material indebtedness; judgments; change of control; and voluntary and involuntary bankruptcy; and
●	Initial minimum hedging requirements covering 75% of the reasonably projected monthly production of hydrocarbons from proved developed producing reserves for the 24-month period following the effective date of the New Credit Facility (the “First Period”) and (ii) 50% for the 12-month period immediately following the First Period.

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid, excluding commitment fees, on the Company’s consolidated variable-rate debt obligations for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revolving Credit Facility	8.67%	4.54%	9.31%	4.16%

Letters of Credit

At June 30, 2023, the Company had no letters of credit outstanding.

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with the Company’s Revolving Credit Facility was $0.8 million at June 30, 2023. For the six months ended June 30, 2023, the Company wrote-off $0.3 million of deferred financing costs in connection with the decrease in the Company’s borrowing base.

Note 8. Equity

Common Stock

The Company’s authorized capital stock includes 250,000,000 shares of common stock, $0.01 par value per share. The following is a summary of the changes in the Company’s common stock issued for the six months ended June 30, 2023:

Common Stock
Balance, December 31, 2022	38,459,731
Issuance of common stock	—
Restricted stock units vested	749,770
Shares withheld for taxes (1)	(238,075)
Balance, June 30, 2023	38,971,426
(1)	Represents the net settlement on vesting of restricted stock necessary to satisfy the minimum statutory tax withholding requirements.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Earnings per Share

The following sets forth the calculation of earnings (loss) per share, or EPS, for the periods indicated (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income (loss)	$9,816	$29,220	$362,575	$(19,394)
Less: Net income allocated to participating securities	433	1,402	16,422	—
Basic and diluted earnings available to common stockholders	$9,383	$27,818	$346,153	$(19,394)

Common shares:
Common shares outstanding — basic	38,971	38,330	38,833	38,256
Dilutive effect of potential common shares	—	—	—	—
Common shares outstanding — diluted	38,971	38,330	38,833	38,256

Net earnings (loss) per share:
Basic	$0.24	$0.73	$8.91	$(0.51)
Diluted	$0.24	$0.73	$8.91	$(0.51)

Note 10. Long-Term Incentive Plans

In May 2021, the shareholders approved a new Equity Incentive Plan (“EIP”) in which the Legacy Amplify Management Incentive Plan (the “Legacy Amplify MIP”) was replaced by the EIP and no further awards will be allowed to be granted under the Legacy Amplify MIP. As of June 30, 2023, an aggregate of 932,675 shares were available for future grants under the EIP.

Restricted Stock Units

Restricted Stock Units with Service Vesting Condition

The restricted stock units with service vesting conditions (“TSUs”) are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a straight-line basis over the requisite service period and forfeitures are accounted for as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost associated with the TSUs was $6.0 million at June 30, 2023. The Company expects to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 2.2 years.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information regarding the TSUs granted under the EIP for the period presented:

		Weighted-
		Average Grant-
	Number of	Date Fair Value
	Units	per Unit (1)
TSUs outstanding at December 31, 2022	1,502,556	$3.82
Granted (2)	569,135	$8.44
Forfeited	(59,679)	$6.22
Vested	(595,090)	$3.57
TSUs outstanding at June 30, 2023	1,416,922	$5.68
(1)	Determined by dividing the aggregate grant-date fair value of awards by the number of awards issued.
(2)	The aggregate grant-date fair value of TSUs issued for the six months ended June 30, 2023 was $4.8 million based on a grant-date market price ranging from $6.52 to $8.91 per share.

Restricted Stock Units with Market and Service Vesting Conditions

The restricted stock units with market and service vesting conditions (“PSUs” or “PRSUs”) are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a graded-vesting basis. The fair value of the awards is estimated on their grant dates using a Monte Carlo simulation. The Company recognizes compensation cost over the requisite service or performance period. The Company accounts for forfeitures as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost associated with these awards was $2.9 million at June 30, 2023. The Company expects to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 2.5 years.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The below table reflects the ranges for the assumptions used in the Monte Carlo model for the 2023 PRSUs awards:

	February 2023	April 2023
Expected volatility	119.2%	92.5%
Dividend yield	0.00%	0.00%
Risk-free interest rate	3.74%	3.78%

The following table summarizes information regarding the PSUs and PRSUs granted under the EIP for the period presented:

		Weighted-
		Average Grant-
	Number of	Date Fair Value
	Units	per Unit (1)
PSUs and PRSUs outstanding at December 31, 2022	380,512	$4.28
Granted (2)	321,436	$10.59
Forfeited	(144,567)	$6.55
Vested	(154,680)	$2.20
PSUs and PRSUs outstanding at June 30, 2023	402,701	$9.31
(1)	Determined by dividing the aggregate grant-date fair value of awards by the number of awards issued.
(2)	The aggregate grant-date fair value of PRSUs issued for the six months ended June 30, 2023 was $3.4 million based on a calculated fair value price ranging from $1.27 to $15.04 per share.

Compensation Expense

The following table summarizes the amount of recognized compensation expense associated with the EIP, which are reflected in the accompanying Unaudited Condensed Consolidated Statements of Net Income for the periods presented (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Equity classified awards
TSUs	1,040	690	1,938	1,281
PSUs and PRSUs	300	164	343	217
Board RSUs	—	1	—	5
	$1,340	$855	$2,281	$1,503

Note 11. Leases

The Company has leases for office space and equipment in its corporate office and operating regions as well as warehouse space, vehicles, compressors and surface rentals related to its business operations. In addition, the Company has offshore Southern California pipeline right-of-way use agreements. Most of the Company’s leases, other than its corporate office lease, have an initial term and may be extended on a month-to-month basis after expiration of the initial term. Most of the Company’s leases can be terminated with 30-day prior written notice. The majority of its month-to-month leases are not included as a lease liability in its balance sheet because continuation of the lease is not reasonably certain. Additionally, the Company elected the short-term practical expedient to exclude leases with a term of twelve months or less. For the quarter ended June 30, 2023, all of the Company’s leases qualified as operating leases and it did not have any existing or new leases qualifying as financing leases or variable leases.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For the six months ended June 30, 2023 and 2022, the Company recognized approximately $1.1 million and $0.7 million, respectively, of costs relating to the operating leases in the Unaudited Condensed Consolidated Statements of Net Income.

Supplemental cash flow information related to the Company’s lease liabilities is included in the table below:

	For the Six Months Ended
	June 30,
	2023	2022

	(In thousands)
Non-cash amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$948	$3,874

The following table presents the Company’s right-of-use assets and lease liabilities for the period presented:

	June 30,	December 31,
	2023	2022

	(In thousands)
Right-of-use asset	$6,428	$7,376

Lease liabilities:
Current lease liability	1,462	1,401
Long-term lease liability	5,818	6,567
Total lease liability	$7,280	$7,968

The following table reflects the Company’s maturity analysis of the minimum lease payment obligations under non-cancelable operating leases with a remaining term in excess of one year (in thousands):

	Office and	Leased vehicles
	warehouse	and office
	leases	equipment	Total
2023	$685	$478	$1,163
2024	1,369	670	2,039
2025	1,369	484	1,853
2026	1,151	5	1,156
2027 and thereafter	2,466	—	2,466
Total lease payments	7,040	1,637	8,677
Less: interest	1,270	127	1,397
Present value of lease liabilities	$5,770	$1,510	$7,280

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The weighted average remaining lease terms and discount rate for all of the Company’s operating leases for the period presented:

	June 30,
	2023	2022
Weighted average remaining lease term (years):
Office and warehouse space	4.46	5.92
Vehicles	0.35	0.10
Office equipment	0.03	0.06
Weighted average discount rate:
Office leases	5.01%	5.60%
Vehicles	1.27%	0.16%
Office equipment	0.10%	0.15%

Note 12. Supplemental Disclosures to the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Cash Flows

Accrued Liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	June 30,	December 31,
	2023	2022
Accrued liability - pipeline incident	$14,936	$20,832
Accrued lease operating expense	11,155	11,226
Accrued current income taxes	5,684	—
Accrued liability - current portion of pipeline incident settlement	4,888	4,888
Accrued capital expenditures	4,527	2,714
Accrued general and administrative expense	4,216	4,943
Accrued production and ad valorem tax	3,978	4,675
Accrued commitment fee and other expense	2,990	5,824
Operating lease liability	1,462	1,401
Asset retirement obligations	1,499	1,824
Other	52	122
Accrued liabilities	$55,387	$58,449

Accounts Receivable

Accounts receivable consisted of the following at the dates indicated (in thousands):

	June 30,	December 31,
	2023	2022
Oil and natural gas receivables	$29,724	$35,083
Insurance receivable - pipeline incident	30,418	41,961
Joint interest owners and other	4,515	5,047
Total accounts receivable	64,657	82,091
Less: allowance for doubtful accounts	(1,636)	(1,636)
Total accounts receivable, net	$63,021	$80,455

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flows

Supplemental cash flows for the periods presented (in thousands):

	For the Six Months Ended
	June 30,
	2023	2022
Supplemental cash flows:
Cash paid for interest, net of amounts capitalized	$7,155	$4,502
Cash paid for taxes	5,050	35

Noncash investing and financing activities:
Increase (decrease) in capital expenditures in payables and accrued liabilities	3,294	7,605

Note 13. Related Party Transactions

Related Party Agreements

There have been no transactions between the Company and any related person in which the related person had a direct or indirect material interest for the three and six months ended June 30, 2023 and 2022.

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

At June 30, 2023 and December 31, 2022, the Company had no environmental reserves recorded in its Unaudited Condensed Consolidated Balance Sheet.

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

On August 26, 2022, the Company reached an agreement with the United States government, which the court has approved, to resolve all federal criminal matters involving the Company and its subsidiaries stemming from Incident. As part of the resolution with the United States, the Company agreed to plead guilty to one count of misdemeanor negligent discharge of oil in violation of the Clean Water Act. The Company will pay a fine of approximately $7.1 million in installments over a period of three years, serve a term of four years’ probation and reimburse governmental agencies approximately $5.8 million for their response to this event. The Company also has agreed to implement certain compliance measures including installation of a new leak detection system and increased Remote Operated Vehicle inspections of the pipeline. As of June 30, 2023, the Company recorded $2.0 million in “Accrued liability – pipeline incident” and $3.1 million in “Other long-term liabilities” for the remaining payments related to this settlement on its Unaudited Condensed Consolidated Balance Sheet.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On September 8, 2022, the Company reached an agreement with the state of California to resolve all related state criminal matters. As part of the resolution with the state of California, which also has court approval, the Company agreed to enter a plea of No Contest to six misdemeanor charges. The Company will pay a fine in the amount of $4.9 million to be distributed among the state of California, including the State’s Fish and Game Preservation Fund, and Orange County. The Company also will serve a one-year term of probation and has agreed to certain compliance enhancements to its operations. As of June 30, 2023, the Company recorded $2.9 million in “Accrued liability − pipeline incident” for the remaining payments related to this settlement on its Unaudited Condensed Consolidated Balance Sheet.

On March 1, 2023, the Company announced that the vessels that struck and damaged the pipeline and their respective owners and operators agreed to pay the Company $96.5 million in a settlement. The Marine Exchange of Los Angeles-Long Beach Harbor (the “Marine Exchange”) agreed to non-monetary terms as well. The overall resolution included subrogation claims by Amplify’s property damage and loss of production income (“LOPI”) insurers, with Amplify ultimately receiving a net payment of approximately $85.0 million. The settlement resolved Amplify’s affirmative claims related to the Incident. As part of the settlement, Amplify dismissed its legal claims against those parties.

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

Minimum Volume Commitment

The Company was party to a gas purchase, gathering and processing contract in Oklahoma, which included certain minimum NGL commitments. To the extent the Company did not deliver natural gas volumes in sufficient quantities to generate, when processed, the minimum levels of recovered NGLs, it was required to reimburse the counterparty an amount equal to the sum of the monthly shortfall, if any, multiplied by a fee. The commitment fee expense for the six months ended June 30, 2023 and 2022 was approximately $0.3 million and $1.1 million, respectively. The minimum volume commitment for Oklahoma ended on June 30, 2023.

Sinking Fund Trust Agreement

Beta Operating Company, LLC (“Beta”), a wholly owned subsidiary, assumed an obligation with a third party to make payments into a sinking fund in connection with its 2009 acquisition of the Company properties in federal waters offshore Southern California, the purpose of which is to provide funds adequate to decommission the portion of the San Pedro Bay Pipeline that lies within state waters and the surface facilities. Under the terms of the agreement, the operator of the properties is obligated to make monthly deposits into the sinking fund account in an amount equal to $0.25 per barrel of oil and other liquid hydrocarbon produced from the acquired working interest. Interest earned in the account stays in the account. The obligation to fund ceases when the aggregate value of the account reaches $4.3 million. As of June 30, 2023, the account balance included in restricted investments was approximately $4.4 million.

Supplemental Bond for Decommissioning Liabilities Trust Agreement

Beta has a decommissioning obligation with BOEM in connection with its 2009 acquisition of the Company’s properties in federal waters offshore Southern California. The Company supports its decommissioning obligation with $161.3 million of A-rated surety bonds.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In December 2021, the Company entered into two escrow funding agreements with its surety providers to fund interest-bearing escrow accounts on a quarterly basis to reimburse and indemnify the surety providers for any claims arising under the surety bonds related to the decommissioning of our Beta properties. The obligation ceases when the aggregate value of the escrow accounts reaches $172.6 million. As of June 30, 2023, the Company has funded $11.2 million into the escrow accounts which is reflected in “Restricted investments” on the Unaudited Condensed Consolidated Balance Sheet.

Note 15. Income Taxes

Net deferred tax assets relate to net operating loss carryforwards, interest expense carryforwards, tax credits, and other temporary differences expected to produce tax deductions in future periods. The realization of these assets depends on recognition of sufficient future taxable income in specific federal and state tax jurisdictions in which those temporary differences are deductible. In assessing the need for a valuation allowance on its deferred tax assets, the Company considers whether it is more likely than not that some portion of or all its deferred tax assets will not be realized. On December 31, 2022, the Company valuation allowance was $284.9 million, which offset all net deferred tax assets as of such date.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. The assessment considers all available information including historical and forecasted taxable income and operating history. The three months ended March 31, 2023 marked the first time that the Company had achieved three years of cumulative income. Furthermore, management determined that the Company’s ability to maintain long-term profitability despite near-term changes in commodity prices and capital and operating costs demonstrated that there is sufficient positive evidence to conclude that it is more likely than not that all net deferred tax asset is realizable. As a result of the Company’s assessment, the Company released substantially all of its valuation allowance previously recorded. The result of the valuation allowance release for the six months ended June 30, 2023 was a tax benefit of $279.3 million.

The Company’s current income tax benefit (expense) was $6.9 million and ($5.7) million for the three and six months ended June 30, 2023, respectively. No current income tax expense was recorded for the three and six months ended June 30, 2022. The Company’s deferred income tax benefit (expense) was less than ($0.1) million and $259.4 million for the three and six months ended June 30, 2023, respectively. No deferred income tax benefit was recorded for the three and six months ended June 30, 2022. The effective tax rates for the three and six months ended June 30, 2023 were (226.0%) and (233.2%), respectively. The effective tax rate was 0% for the three and six months ended June 30, 2022. The item that had the most significant impact on the difference between the statutory U.S. federal income tax rate of 21% and the effective tax rate for the three and six months ended June 30, 2023 was the release of the valuation allowance. The items that had the most significant impact on the difference between the statutory U.S. federal income tax rate of 21% and the effective tax rate for the three and six months ended June 30, 2022, was primarily due to our recorded valuation allowances.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company is currently subject to a number of ongoing investigations related to the Incident by certain federal and state agencies. To date, the U.S. Coast Guard, the U.S. Bureau of Ocean Energy Management, the U.S. Department of Justice, PHMSA, the U.S. Department of the Interior Bureau of Safety and Environmental Enforcement, the National Transportation Safety Board, the California Department of Justice, the Orange County District Attorney, the Los Angeles County District Attorney, and the California Department of Fish & Wildlife have conducted or are conducting investigations or examinations of the Incident. On April 8, 2022, in light of the allegations raised in the December 15, 2021 federal indictment, the Company received a Show Cause Notice from the EPA asking the Company to provide information as to why it should not be suspended from participating in future federal contracting pursuant to 2 C.F.R. § 180.700(a), (c) and 2 C.F.R. § 180.800(a)(4). On April 22, 2022, the Company responded to the Show Cause Notice. On September 9, 2022, the EPA informed the Company’s counsel that the EPA has administratively closed the case at this time, and as such, the Company is no longer under a Show Cause Notice. On April 6, 2023, PHMSA provided the Company notice of PHMSA’s positions regarding “probable violations of the Pipeline Safety Regulations” in connection with the Incident; the Company has responded to that notice with the Company’s positions and is conferring with PHMSA regarding a resolution. Other federal agencies may or have commenced investigations and proceedings, and may initiate enforcement actions seeking penalties and other relief under the Clean Water Act and other statutes. Amplify continues to comply with all regulatory requirements and investigations. The outcomes of these investigations and the nature of any remedies pursued will depend on the discretion of the relevant authorities and may result in regulatory or other enforcement actions, as well as civil liability.

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

On March 1, 2023, the Company announced that the vessels that struck and damaged the pipeline and their respective owners and operators agreed to pay the Company $96.5 million in a settlement. The Marine Exchange agreed to non-monetary terms as well. The overall resolution included subrogation claims by Amplify’s property damage and LOPI insures, with Amplify ultimately receiving a net payment of approximately $85.0 million. The settlement resolved Amplify’s affirmative claims related to the Incident. As part of the settlement, Amplify dismissed its legal claims against those parties.

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

Based on presently enacted laws and regulations and currently available facts, the Company estimates that the total costs it has incurred or will incur with respect to the Incident to be approximately $190.0 million to $210.0 million, which includes (i) actual and projected response and remediation under the direction of the Unified Command, (ii) estimated fines and penalties of $12.0 million resulting from the resolution of the federal and state of California matters discussed above, and (iii) certain legal fees.

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

In accordance with customary insurance practice, the Company maintains insurance policies, including LOPI insurance, against many potential losses or liabilities arising from its operations and at costs that the Company believes to be economic. The Company regularly reviews its risk of loss and the cost and availability of insurance and revises its insurance accordingly. The Company’s insurance does not cover every potential risk associated with its operations and is subject to certain exclusions and deductibles. While the Company expects its insurance policies will cover a material portion of the total aggregate costs associated with the Incident, including but not limited to response and remediation expenses, defense costs and loss of revenue resulting from suspended operations, it can provide no assurance that its coverage will adequately protect it against liability from all potential consequences, damages and losses related to the Incident and such view and understanding is preliminary and subject to change.

On June 30, 2023, and December 31, 2022, the Company’s insurance receivables were $30.4 million and $42.0 million, respectively. Excluding the costs associated with the resolution of the federal and state matters discussed above, for the six months ended June 30, 2023, the Company incurred response and remediation expenses and legal fees of $29.5 million. Of these costs, the Company has received, or expects that it is probable that it will receive, $14.4 million in insurance recoveries. The remaining amount of $15.1 million, which primarily relates to certain legal costs that are not expected to be recovered under an insurance policy, are classified as “Pipeline Incident Loss” on the Company’s Unaudited Condensed Consolidated Statements of Net Income. For the six months ended June 30, 2023, the Company received $26.0 million in insurance recoveries.

Additionally, during the six months ended June 30, 2023, the Company recognized $17.9 million related to approved LOPI insurance proceeds, which is classified as “Other Revenues” in the Company’s Unaudited Condensed Consolidated Statements of Net Income.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Subsequent Events

Amended and Restated Credit Agreement

See Note 7 for additional information relating to the Company’s refinancing of its Revolving Credit Facility.

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

Recent Developments

Amended and Restated Credit Agreement

On July 31, 2023, OLLC and Acquisitionco amended and restated the Revolving Credit Facility with Keybanc Capital Markets Inc., Cadence Bank, N.A. and Citizens Bank, N.A. as joint lead arrangers and KeyBank National Association as the administrative agent (the “New Credit Facility”). The New Credit Facility is a replacement in full of the Revolving Credit Facility.

The aggregate principal amount of loans outstanding under the New Credit Facility as of July 31, 2023, was $120.0 million. The initial borrowing base under the facility is $150.0 million with elected commitments of $135.0 million, and, consistent with our prior Revolving Credit Facility, the New Credit Facility borrowing base will be redetermined on a semi-annual basis with the next redetermination expected to occur in the fourth quarter of 2023.

Certain key terms and conditions under the New Credit Facility include (but are not limited to):

●	A maturity date of July 31, 2027;
●	The loans shall bear interest at a rate per annum equal to (i) adjusted SOFR or (ii) an adjusted base rate, plus an applicable margin based on a utilization ratio of the lesser of the borrowing base and the aggregate commitments. The applicable margin ranges from 2.00% to 3.00% for adjusted base rate borrowings, and 3.00% to 4.00% for adjusted SOFR borrowings;

●	The unused commitments under the New Credit Facility will accrue a commitment fee of 0.50%, payable quarterly in arrears;
●	Certain financial covenants, including the maintenance of (i) a net debt leverage ratio not to exceed 3.00 to 1.00, determined as of the last day of each fiscal quarter for the four fiscal-quarter period then ending and (ii) a current ratio of not less than 1.00 to 1.00, determined as of the last day of each fiscal quarter, in each case commencing with the fiscal quarter ending December 31, 2023;
●	Certain events of default, including, without limitation: non-payment; breaches of representations and warranties; non-compliance with covenants or other agreements; cross-default to material indebtedness; judgments; change of control; and voluntary and involuntary bankruptcy; and
●	Initial minimum hedging requirements covering 75% of the reasonably monthly production of hydrocarbons from proved developed producing reserves for the 24-month period following the effective date of the New Credit Facility (the “First Period”) and (ii) 50% for the 12-month period immediately following the First Period.

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

Results of Operations

The results of operations for the three and six months ended June 30, 2023 and 2022 have been derived from our unaudited condensed consolidated financial statements. The comparability of the results of operations among the periods presented below is impacted by the Incident and suspension of operations at our Beta properties.

The following table summarizes certain of the results of operations for the periods indicated.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	($ In thousands except per unit amounts)
Oil and natural gas sales	$67,393	$112,878	$133,677	$206,750
Other revenues	4,578	8,899	18,164	26,460
Lease operating expense	34,903	33,285	67,863	66,205
Gathering, processing and transportation	5,149	7,281	10,751	15,291
Taxes other than income	5,205	8,623	10,498	16,176
Depreciation, depletion and amortization	7,072	5,864	12,880	11,499
General and administrative expense	7,778	8,628	16,292	16,399
Loss (gain) on commodity derivative instruments	(3,798)	18,571	(18,957)	111,975
Pipeline incident loss	6,844	5,092	15,123	5,672
Interest expense, net	3,701	3,084	9,438	5,525
Litigation settlement	—	—	84,875	—
Income tax (expense) benefit - current	6,853	—	(5,674)	—
Income tax (expense) benefit - deferred	(48)	—	259,422	—
Net income (loss)	9,816	29,220	362,575	(19,394)

Oil and natural gas revenues:
Oil sales	$50,750	$58,918	$89,566	$111,292
NGL sales	6,411	13,604	14,196	27,085
Natural gas sales	10,232	40,356	29,915	68,373
Total oil and natural gas revenues	$67,393	$112,878	$133,677	$206,750

Production volumes:
Oil (MBbls)	727	557	1,262	1,137
NGLs (MBbls)	324	347	650	685
Natural gas (MMcf)	5,263	5,725	10,567	11,235
Total (MBoe)	1,928	1,858	3,672	3,695
Average net production (MBoe/d)	21.2	20.4	20.3	20.4

Average realized sales price (excluding commodity derivatives):
Oil (per Bbl)	$69.86	$105.79	$70.99	$97.84
NGL (per Bbl)	19.80	39.18	21.86	39.51
Natural gas (per Mcf)	1.94	7.05	2.83	6.09
Total (per Boe)	$34.97	$60.74	$36.40	$55.95

Average unit costs per Boe:
Lease operating expense	$18.10	$17.91	$18.48	$17.92
Gathering, processing and transportation	2.67	3.92	2.93	4.14
Taxes other than income	2.70	4.64	2.86	4.38
General and administrative expense	4.03	4.64	4.44	4.44
Depletion, depreciation and amortization	3.67	3.16	3.51	3.11

For the Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Net income of $9.8 million and $29.2 million were recorded for the three months ended June 30, 2023 and 2022, respectively.

Oil, natural gas and NGL revenues were $67.4 million and $112.9 million for the three months ended June 30, 2023 and 2022, respectively. Average net production volumes were approximately 21.2 MBoe/d and 20.4 MBoe/d for the three months ended June 30, 2023 and 2022, respectively. The change in production volumes was primarily due to the restart of operations at Beta and was partially offset by natural declines. The average realized sales price was $34.97 per Boe and $60.74 per Boe for the three months ended June 30, 2023 and 2022, respectively. The decrease in average realized sales price was primarily due to the decrease in commodity prices.

Other revenues were $4.6 million and $8.9 million for the three months ended June 30, 2023 and 2022, respectively. The change in other revenues was primarily related to one month of loss of production income (“LOPI”) insurance proceeds of $4.5 million for the three months ended June 30, 2023 compared to two months of LOPI proceeds of $8.8 million for the three months ended June 30, 2022.

Lease operating expense was $34.9 million and $33.3 million for the three months ended June 30, 2023 and 2022, respectively. On a per Boe basis, lease operating expense was $18.10 and $17.91 for the three months ended June 30, 2023 and 2022, respectively. The change in lease operating expense on a per Boe basis was due to higher costs associated with the restart of operations at Beta.

Gathering, processing and transportation expense was $5.1 million and $7.3 million for the three months ended June 30, 2023 and 2022, respectively. The decrease in gathering, processing and transportation expense was primarily related to the expiration of the minimum volume commitment (“MVC”) fee for the East Texas/North Louisiana property in November 2022. During the three months ended June 30, 2022, we started marketing our own natural gas in Oklahoma, which resulted in us now recognizing certain revenue deductions as gathering, processing and transportation expenses. On a per Boe basis, gathering, processing and transportation expense was $2.67 and $3.92 for the three months ended June 30, 2023 and 2022, respectively. The change on a per BOE basis is primarily related to decrease in production and a decrease in MVC fees.

Taxes other than income were $5.2 million and $8.6 million for the three months ended June 30, 2023 and 2022, respectively. The decrease was due to a reduction in production taxes as a result of lower commodity prices and lower production. On a per Boe basis, taxes other than income were $2.70 and $4.64 for the three months ended June 30, 2023 and 2022, respectively.

DD&A expense was $7.1 million and $5.9 million for the three months ended June 30, 2023 and 2022, respectively. The change in DD&A expense was primarily due to an increase in production of 70 MBoe, which equates to an increase of approximately $0.2 million in the change of production and an increase of $1.0 million in our depletion rate.

General and administrative expense was $7.8 million and $8.6 million for the three months ended June 30, 2023 and 2022, respectively. The change in general and administrative expense was primarily related to (i) a decrease of $0.8 million in legal expense, and (ii) a decrease of $0.6 million in professional services partially offset by (i) an increase of $0.5 million in stock compensation expense and (ii) an increase of $0.1 million in salaries and other payroll benefits.

Net gain on commodity derivative instruments of $3.8 million were recognized for the three months ended June 30, 2023, consisting of a $1.5 million of cash settlements received on expired positions and an increase of $2.3 million in the fair value of open positions. Net loss on commodity derivative instruments of $18.6 million was recognized for the three months ended June 30, 2022, consisting of a $30.0 million increase in the fair value of open positions offset by $48.6 million of cash settlements paid on expired positions.

Pipeline incident loss was $6.8 million and $5.1 million for the three months ended June 30, 2023 and 2022, respectively. The costs reflect certain expenses that are not expected to be recovered under an insurance policy. See Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

Litigation settlement was not recorded for the three months ended June 30, 2023 and 2022.

Interest expense, net was $3.7 million and $3.1 million for the three months ended June 30, 2023 and 2022, respectively. The change in interest expense is primarily due to higher interest rates offset by lower debt outstanding during the period.

Average outstanding borrowings under our Revolving Credit Facility were $123.8 million and $219.4 million for the three months ended June 30, 2023 and 2022, respectively.

Current income tax benefit (expense) was $6.9 million for the three months ended June 30, 2023. See additional information discussed in Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report. No current income tax expense was recorded for the three months ended June 30, 2022.

Deferred income tax benefit (expense) was less than ($0.1) million for the three months ended June 30, 2023. Starting in the first quarter of 2023, we achieved three years of cumulative income which allowed the release of the valuation allowance. See additional information discussed in Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report. No deferred income tax benefit was recorded for the three months ended June 30, 2022.

For the Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Net income of $362.6 million and a net loss of $19.4 million were recorded for the six months ended June 30, 2023 and 2022, respectively.

Oil, natural gas and NGL revenues were $133.7 million and $206.8 million for the six months ended June 30, 2023 and 2022, respectively. Average net production volumes were approximately 20.3 MBoe/d and 20.4 MBoe/d for the six months ended June 30, 2023 and 2022, respectively. The change in production volumes was primarily due to the restart of operations at Beta and natural declines. The average realized sales price was $36.40 per Boe and $55.95 per Boe for the six months ended June 30, 2023 and 2022, respectively. The decrease in average realized sales price was primarily due to the decrease in commodity prices.

Other revenues were $18.2 million and $26.5 million for the six months ended June 30, 2023 and 2022, respectively. The change in other revenues was primarily related to LOPI insurance proceeds of $17.9 million for the six months ended June 30. 2023 compared to $26.2 million of LOPI proceeds for the six months ended June 30, 2022.

Lease operating expense was $67.9 million and $66.2 million for the six months ended June 30, 2023 and 2022, respectively. On a per Boe basis, lease operating expense was $18.48 and $17.92 for the six months ended June 30, 2023 and 2022, respectively. The change in lease operating expense on a per Boe basis was due to higher costs associated with the restart of operations at Beta partially offset with lower production.

Gathering, processing and transportation expense was $10.8 million and $15.3 million for the six months ended June 30, 2023 and 2022, respectively. The decrease in gathering, processing and transportation expense was primarily related to the expiration of the MVC fee for the East Texas/North Louisiana property in November 2022. During the six months ended June 30, 2022, we started marketing our own natural gas in Oklahoma, which improved our differentials, but, in 2022, we started to recognize certain revenue deductions as gathering, processing and transportation expenses. On a per Boe basis, gathering, processing and transportation expense was $2.93 and $4.14 for the six months ended June 30, 2023 and 2022, respectively. The change on a per BOE basis primarily related to decrease in production and a decrease in MVC fees.

Taxes other than income were $10.5 million and $16.2 million for the six months ended June 30, 2023 and 2022, respectively. The decrease was due to a reduction in production taxes as a result of lower commodity prices and lower production. In addition, we received a $0.4 million from a one-time positive severance tax adjustment related to our non-operated Eagle Ford operations. On a per Boe basis, taxes other than income were $2.86 and $4.38 for the six months ended June 30, 2023 and 2022, respectively.

DD&A expense was $12.9 million and $11.5 million for the six months ended June 30, 2023 and 2022, respectively. The change in DD&A expense was primarily due to a decrease in production of 23 MBoe, which equates to a decrease of $0.1 million in the change in production offset by an increase of $1.5 million in the change in our depletion rate.

General and administrative expense was $16.3 million and $16.4 million for the six months ended June 30, 2023 and 2022, respectively. The change in general and administrative expenses was primarily related to (i) an increase of $0.6 million in salaries and other payroll benefits, and (ii) an increase of $0.8 million in stock compensation expense, offset by a (i) a decrease of $0.4 million in professional services, and (ii) a decrease of $1.1 million in legal expense.

Net gain on commodity derivative instruments of $19.0 million were recognized for the six months ended June 30, 2023, consisting of a $20.1 million increase in the fair value of open positions partially offset by $1.2 million of cash settlements paid on expired positions. Net loss on commodity derivative instruments of $112.0 million was recognized for the six months ended June 30, 2022, consisting of a $32.4 million decrease in the fair value of open positions and $79.5 million of cash settlements paid on expired positions.

Pipeline incident loss was $15.1 million and $5.7 million for the six months ended June 30, 2023 and 2022, respectively. The costs reflect certain expenses that are not expected to be recovered under an insurance policy. See Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

Litigation settlement was $84.9 million for the six months ended June 30, 2023, related to the settlement with the shipping companies related to the containerships’ anchor strikes of the Company’s pipeline. See additional information discussed in Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report. No litigation settlement was recorded for the six months ended June 30, 2022.

Interest expense, net was $9.4 million and $5.5 million for the six months ended June 30, 2023 and 2022, respectively. We had an increase of $2.7 million in interest expense due to higher interest rates offset by lower debt outstanding, an increase of $0.4 million in the amortization and write-off of debt issuance costs, and a change of $0.8 million in the change in interest rate swaps.

Average outstanding borrowings under our Revolving Credit Facility were $157.9 million and $223.7 million for the six months ended June 30, 2023 and 2022, respectively.

Current income tax benefit (expense) was ($5.7) million for the six months ended June 30, 2023. See additional information discussed in Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report. No current income tax expense was recorded for the six months ended June 30, 2022.

Deferred income tax benefit (expense) was $259.4 million for the six months ended June 30, 2023. Starting in the first quarter of 2023, we achieved three years of cumulative income which allowed the release of the valuation allowance. See additional information discussed in Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report. No deferred income tax benefit was recorded for the six months ended June 30, 2022.

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

Reconciliation of Net Income (Loss) to Adjusted EBITDA

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands)
Net income (loss)	$9,816	$29,220	$362,575	$(19,394)
Interest expense, net	3,701	3,084	9,438	5,525
Income tax expense (benefit) - current	(6,853)	—	5,674	—
Income tax expense (benefit) - deferred	48	—	(259,422)	—
DD&A	7,072	5,864	12,880	11,499
Accretion of AROs	1,975	1,749	3,917	3,469
Losses (gains) on commodity derivative instruments	(3,798)	18,571	(18,957)	111,975
Cash settlements (paid) received on expired commodity derivative instruments	1,517	(48,596)	(1,192)	(79,539)
Pipeline incident loss	6,844	5,092	15,123	5,672
Litigation settlement	—	—	(84,875)	—
Share-based compensation expense	1,340	856	2,281	1,496
Loss on settlement of AROs	239	396	239	415
Exploration costs	14	10	40	26
Acquisition and divestiture related expenses	—	36	—	41
Bad debt expense	85	(4)	85	6
LOPI - timing difference	(4,636)	—	(4,636)	—
Other	188	—	188	—
Adjusted EBITDA	$17,552	$16,278	$43,358	$41,191

Reconciliation of Net Cash from Operating Activities to Adjusted EBITDA

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands)
Net cash provided by operating activities	$4,908	$20,677	$95,221	$30,396
Changes in working capital	13,168	(13,582)	7,428	(2,209)
Interest expense, net	3,701	3,084	9,438	5,525
Pipeline incident loss	6,844	5,092	15,123	5,672
Litigation settlement	—	—	(84,875)	—
Income tax expense (benefit) - current	(6,853)	—	5,674	—
Amortization and write-off of deferred financing fees	(310)	(203)	(771)	(336)
Exploration costs	14	10	40	26
Gain (loss) on interest rate swaps	—	286	—	843
Cash settlements paid (received) on interest rate swaps	—	93	—	307
Plugging and abandonment cost	528	785	528	804
Acquisition and divestiture related expenses	—	36	—	41
LOPI - timing difference	(4,636)	—	(4,636)	—
Other	188	—	188	122
Adjusted EBITDA	$17,552	$16,278	$43,358	$41,191

Liquidity and Capital Resources

Overview. Our ability to finance our operations, including funding capital expenditures and acquisitions, to meet our indebtedness obligations, to refinance our indebtedness or to meet our collateral requirements will depend on our ability to generate cash in the future. Our primary sources of liquidity and capital resources have historically been cash flows generated by operating activities and borrowings under our Revolving Credit Facility. As we pursue reserve and production growth, we plan to monitor which capital resources, including equity and debt financings, are available to us to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. Based on our current oil and natural gas price expectations, we believe our cash flows provided by operating activities and availability under our New Credit Facility will provide us with the financial flexibility necessary to meet our cash requirements, including normal operating needs, and to pursue our currently planned 2023 development activities. However, future cash flows are subject to a number of variables, including the level of our oil and natural gas production and the prices we receive for our oil and natural gas production, and significant additional capital expenditures will be required to more fully develop our properties. We cannot assure you that operations and other needed capital will be available on acceptable terms, or at all. For the remainder of 2023, we expect our primary funding sources to be from internally generated cash flow, borrowings under our New Credit Facility, and equity and debt capital markets.

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

Hedging. Commodity hedging has been and remains an important part of our strategy to reduce cash flow volatility. Our hedging activities are intended to support oil, NGL and natural gas prices at targeted levels and to manage our exposure to commodity price fluctuations. We intend to enter into commodity derivative contracts at times and on terms desired to maintain a portfolio of commodity derivative contracts covering at least 50% - 75% of our estimated production from total proved developed producing reserves over a one-to-three-year period at any given point of time. We may, however, from time to time, hedge more or less than this approximate amount. Additionally, we may take advantage of opportunities to modify our commodity derivative portfolio to change the percentage of our hedged production volumes when circumstances suggest that it is prudent to do so. The current market conditions may also impact our ability to enter into future commodity derivative contracts.

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

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. The assessment considers all available information including historical and forecasted taxable income and operating history. The three months ended March 31, 2023 marked the first time that we had achieved three years of cumulative income. Furthermore, management determined that our ability to maintain long-term profitability despite near-term changes in commodity prices and capital and operating costs demonstrated that there is sufficient positive evidence to conclude that it is more likely than not that all net deferred tax asset is realizable. As a result of our assessment, during the quarter ended June 30, 2023, we released substantially all of our valuation allowance previously recorded. The result of the valuation allowance release during the six months ended June 30, 2023 was a tax benefit of $279.3 million.

Capital Expenditures. Our total capital expenditures were approximately $16.9 million for the six months ended June 30, 2023, which were primarily related to capital workovers and facilities upgrades located in Oklahoma and California and non-operated drilling and completion activities in the Eagle Ford.

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

As of June 30, 2023, we had a working capital deficit of $12.7 million primarily due to accrued liabilities of $55.4 million, revenues payable of $21.5 million, accounts payable of $23.4 million and short-term derivatives of $0.7 million, partially offset by accounts receivable of $63.0 million, prepaid expenses of $23.5 million and cash on hand of $1.9 million.

Debt Agreement

Revolving Credit Facility. On November 2, 2018, OLLC, as borrower, entered into the Revolving Credit Facility (as amended and supplemented to date). KeyBank National Association serves as the administrative agent.

On July 31, 2023, OLLC and Acquisitionco entered into the New Credit Facility. The New Credit Facility is a replacement in full of the Revolving Credit Facility. The aggregate principal amount of loans outstanding under the New Credit Facility as of July 31, 2023, was $120.0 million. The initial borrowing base under the facility is $150.0 million, with elected commitments of $135.0 million, and, consistent with the prior Revolving Credit Facility, the New Credit Facility borrowing base will be redetermined on a semi-annual basis with the next redetermination expected to occur in the fourth quarter of 2023.

For additional information regarding our Revolving Credit Facility and New Credit Facility, see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

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

Sinking fund payments. We have a funding requirement to fund a trust account to comply with supplemental regulatory bonding requirements related to our decommissioning obligations for our offshore Southern California production facilities. As of June 30, 2023, our future commitment under this agreement were $4.0 million for the remaining of 2023, and $15.8 million a year for years 2024 through 2033. See Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for the six months ended June 30, 2023 and 2022 have been derived from our Unaudited Condensed Consolidated Financial Statements. For information regarding the individual components of our cash flow amounts, see our Unaudited Condensed Consolidated Statements of Cash Flows included under “Item 1. Financial Statements” of this quarterly report.

	For the Six Months Ended
	June 30,
	2023	2022

	(In thousands)
Net cash provided by operating activities	$95,221	$30,396
Net cash used in investing activities	(21,149)	(16,914)
Net cash used in financing activities	(72,207)	(15,590)

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net cash provided by operating activities was $95.2 million and $30.4 million for the six months ended June 30, 2023 and 2022, respectively. Production volumes were approximately 20.3 MBoe/d and 20.4 MBoe/d for the six months ended June 30, 2023 and 2022, respectively. The average realized sales price was $36.40 per Boe and $55.95 per Boe for the six months ended June 30, 2023 and 2022, respectively. The change in average realized sales price was primarily due to the decrease in commodity prices.

Net cash provided by operating activities for the six months ended June 30, 2023 included $1.2 million of cash paid on expired commodity derivative instruments compared to $79.5 million of cash paid on expired commodity derivatives for the six months ended June 30, 2022. For the six months ended June 30, 2023, we had net gains on commodity derivative instruments of $19.0 million compared to net losses of $112.0 million for the six months ended June 30, 2022.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2023 was $21.1 million, of which $16.8 million was used for additions to oil and natural gas properties. Net cash provided by investing activities for the six months ended June 30, 2022 was $16.9 million, of which $12.9 million was used for additions to oil and natural gas properties.

Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with our offshore Southern California properties. Additions to restricted investments were $4.2 million and $4.0 million during the six months ended June 30, 2023 and 2022, respectively.

Financing Activities. We had net repayments of $70.0 million and $15.0 million for the six months ended June 30, 2023 and 2022, respectively, related to our Revolving Credit Facility.

Off–Balance Sheet Arrangements

As of June 30, 2023, we had no off–balance sheet arrangements.

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

ITEM 4.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) and under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023. We believe that our internal controls and procedures are still functioning as designed and were effective for the most recent quarter.

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

ITEM 1A.RISK FACTORS.

Our business faces many risks. Any of the risks discussed elsewhere in this quarterly report and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. There have been no material changes to the risk factors disclosed in Part I, Item 1A in our 2022 Form 10-K and Part II, Item 1A in our Form 10-Q filed on May 3, 2023.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes our repurchase activity during the three months ended June 30, 2023:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
			Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased	Paid per Share	or Programs	Plans or Programs (1)
(In thousands)
Common Shares Repurchased (1)
April 1, 2023 - April 30, 2023	710	$7.24	—	n/a
May 1, 2023 - May 31, 2023	—	$—	—	n/a
June 1, 2023 - June 30, 2023	—	$—	—	n/a
(1)	Common shares are generally net-settled by shareholders to cover the required withholding tax upon vesting. We repurchased the remaining vesting shares on the vesting date at current market price. See Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

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

Amended and Restated Credit Agreement dated July 31, 2023, among Amplify Energy Operating LLC, as borrower, Amplify Acquisitionco LLC, as parent, the lenders party thereto and KeyBank National Association, as administrative agent and a letter of credit issuer (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-35512) filed on August 1, 2023).

31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	—	Inline XBRL Instance Document

101.SCH*	—	Inline XBRL Schema Document

101.CAL*	—	Inline XBRL Calculation Linkbase Document

101.DEF*	—	Inline XBRL Definition Linkbase Document

101.LAB*	—	Inline XBRL Labels Linkbase Document

101.PRE*	—	Inline XBRL Presentation Linkbase Document

104*	—	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed as an exhibit to this Quarterly Report on Form 10-Q.
**	Furnished as an exhibit to this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amplify Energy Corp.
(Registrant)

Date:	August 8, 2023	By:	/s/ James Frew
		Name:	James Frew
		Title:	Senior Vice President and Chief Financial Officer

Date:	August 8, 2023	By:	/s/ Eric Dulany
		Name:	Eric Dulany
		Title:	Vice President and Chief Accounting Officer