Form 10-Q
period 2023-09-30
Amplify Energy Corp.
filed 2023-11-06
CIK 1533924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Securities Registered Pursuant to Section 12(b):

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AMPY	NYSE

As of October 31, 2023, the registrant had 39,096,700 outstanding shares of common stock, $0.01 par value outstanding.

AMPLIFY ENERGY CORP.

		Page

	Glossary of Oil and Natural Gas Terms	1
	Names of Entities	4
	Cautionary Note Regarding Forward-Looking Statements	5

PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements	8
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022	8
	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2023 and 2022	9
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022	10
	Unaudited Condensed Consolidated Statements of Equity (Deficit) for the Three and Nine Months Ended September 30, 2023 and 2022	11
	Notes to Unaudited Condensed Consolidated Financial Statements	12
	Note 1 – Organization and Basis of Presentation	12
	Note 2 – Summary of Significant Accounting Policies	12
	Note 3 – Revenue	13
	Note 4 – Fair Value Measurements of Financial Instruments	13
	Note 5 – Risk Management and Derivative Instruments	15
	Note 6 – Asset Retirement Obligations	17
	Note 7 – Long-Term Debt	18
	Note 8 – Equity	19
	Note 9 – Earnings per Share	20
	Note 10 – Long-Term Incentive Plans	20
	Note 11 – Leases	22
	Note 12 – Supplemental Disclosures to the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Cash Flows	24
	Note 13 – Related Party Transactions	25
	Note 14 – Commitments and Contingencies	25
	Note 15 – Income Taxes	27
	Note 16 – Southern California Pipeline Incident	28
	Note 17 – Subsequent Event	31

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	43

PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Mine Safety Disclosures	44
Item 5.	Other Information	45
Item 6.	Exhibits	47

Signatures		48

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

CAUTIONARY NOTE REGARDING FORWARD–LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

●	business strategies;
●	ongoing impact of the oil incident that occurred off the coast of Southern California resulting from the Company’s pipeline operations (the “Pipeline”) at the Beta Field (the “Incident”);
●	acquisition and disposition strategy;
●	cash flows and liquidity;
●	financial strategy;
●	ability to replace the reserves we produce through drilling;
●	drilling locations;
●	oil and natural gas reserves;
●	technology;
●	realized oil, natural gas and NGL prices;
●	production volumes;
●	lease operating expense;
●	gathering, processing and transportation;
●	general and administrative expense;
●	future operating results;
●	ability to procure drilling and production equipment;
●	ability to procure oil field labor;
●	planned capital expenditures and the availability of capital resources to fund capital expenditures;
●	ability to access capital markets;
●	marketing of oil, natural gas and NGLs;
●	political and economic conditions and events in foreign oil and natural gas producing countries, including embargoes, continued hostilities in the Middle East and other sustained military campaigns;
●	acts of God, fires, earthquakes, storms, floods, other adverse weather conditions, war, acts of terrorism, cyber security breaches, military operations or national emergency;

●	the occurrence or threat of epidemic or pandemic diseases, such as the coronavirus (“COVID-19”) pandemic that began in 2020, or any government response to such occurrence or threat;
●	expectations regarding general economic conditions, including inflation;
●	competition in the oil and natural gas industry;
●	effectiveness of risk management activities;
●	environmental liabilities;
●	counterparty credit risk;
●	expectations regarding governmental regulation and taxation;
●	expectations regarding developments in oil-producing and natural-gas producing countries; and
●	plans, objectives, expectations and intentions.

All statements, other than statements of historical fact included in this report, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “outlook,” “continue,” the negative of such terms or other comparable terminology. These statements address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as projections of results of operations, plans for growth, goals, future capital expenditures, competitive strengths, references to future intentions and other such references. These forward-looking statements involve risks and uncertainties. Important factors that could cause our actual results or financial condition to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following risks and uncertainties:

●	risks related to the Incident and the ongoing impact to the Company;
●	risks related to a redetermination of the borrowing base under our senior secured reserve-based revolving credit facility (prior to and after the New Credit Facility (as defined below), the “Revolving Credit Facility”);
●	our ability to access funds on acceptable terms, if at all, because of the terms and conditions governing our indebtedness, including financial covenants;
●	our ability to satisfy debt obligations;
●	volatility in the prices for oil, natural gas and NGLs;
●	the potential for additional impairments due to continuing or future declines in oil, natural gas and NGL prices;
●	the uncertainty inherent in estimating quantities of oil, natural gas and NGLs reserves;
●	our substantial future capital requirements, which may be subject to limited availability of financing;
●	the uncertainty inherent in the development and production of oil and natural gas;
●	our need to make accretive acquisitions or substantial capital expenditures to maintain our declining asset base;
●	the existence of unanticipated liabilities or problems relating to acquired or divested businesses or properties;

●	potential acquisitions, including our ability to make acquisitions on favorable terms or to integrate acquired properties;
●	the consequences of changes we have made, or may make from time to time in the future, to our capital expenditure budget, including the impact of those changes on our production levels, reserves, results of operations and liquidity;
●	potential shortages of, or increased costs for, drilling and production equipment and supply materials for production, such as CO2;
●	potential difficulties in the marketing of oil and natural gas;
●	changes to the financial condition of counterparties;
●	uncertainties surrounding the success of our secondary and tertiary recovery efforts;
●	competition in the oil and natural gas industry;
●	our results of evaluation and implementation of strategic alternatives;
●	general political and economic conditions, globally and in the jurisdictions in which we operate, including escalating tensions between Russia and Ukraine and the potential destabilizing effect such conflict may pose for the European continent or the global oil and natural gas markets;
●	the impact of climate change and natural disasters, such as earthquakes, tidal waves, mudslides, fires and floods;
●	the impact of local, state and federal governmental regulations, including those related to climate change and hydraulic fracturing;
●	the risk that our hedging strategy may be ineffective or may reduce our income;
●	the cost and availability of insurance as well as operating risks that may not be covered by an effective indemnity or insurance;
●	actions of third-party co-owners of interests in properties in which we also own an interest; and
●	other risks and uncertainties described in “Item 1A. Risk Factors.”

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

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding shares)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$6,387	$—
Accounts receivable, net (see Note 12)	47,864	80,455
Prepaid expenses and other current assets	24,003	18,789
Total current assets	78,254	99,244
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	866,051	840,310
Support equipment and facilities	149,227	147,496
Other	10,149	9,648
Accumulated depreciation, depletion and amortization	(678,531)	(658,162)
Property and equipment, net	346,896	339,292
Restricted investments	17,725	11,326
Operating lease - long term right-of-use asset	6,025	7,376
Deferred tax asset	264,130	—
Other long-term assets	4,075	2,240
Total assets	$717,105	$459,478

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$18,708	$38,414
Revenues payable	21,199	22,105
Accrued liabilities (see Note 12)	55,354	58,449
Short-term derivative instruments	12,996	20,884
Total current liabilities	108,257	139,852
Long-term debt (see Note 7)	120,000	190,000
Asset retirement obligations	119,856	114,614
Long-term derivative instruments	7,834	—
Operating lease liability	5,414	6,567
Other long-term liabilities	9,707	13,010
Total liabilities	371,068	464,043
Commitments and contingencies (see Note 14)
Stockholders' equity (deficit):
Preferred stock, $0.01 par value: 50,000,000 shares authorized; no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value: 250,000,000 shares authorized; 39,062,856 and 38,459,731 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	392	386
Additional paid-in capital	433,675	432,251
Accumulated deficit	(88,030)	(437,202)
Total stockholders' equity (deficit)	346,037	(4,565)
Total liabilities and equity	$717,105	$459,478

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Oil and natural gas sales	$76,403	$112,812	$210,080	$319,562
Other revenues	367	13,487	18,531	39,947
Total revenues	76,770	126,299	228,611	359,509

Costs and expenses:
Lease operating expense	37,083	32,048	104,946	98,253
Gathering, processing and transportation	4,984	7,483	15,735	22,774
Taxes other than income	4,942	9,152	15,440	25,328
Depreciation, depletion and amortization	7,489	6,296	20,369	17,795
General and administrative expense	8,255	6,965	24,547	23,364
Accretion of asset retirement obligations	2,005	1,773	5,922	5,242
Loss (gain) on commodity derivative instruments	23,328	(3,300)	4,371	108,675
Pipeline incident loss	559	2,606	15,682	8,278
Pipeline incident settlement	—	12,000	—	12,000
Other, net	449	93	728	534
Total costs and expenses	89,094	75,116	207,740	322,243
Operating income (loss)	(12,324)	51,183	20,871	37,266
Other income (expense):
Interest expense, net	(4,470)	(3,974)	(13,908)	(9,499)
Litigation settlement (See Note 14)	—	—	84,875	—
Other income (expense)	124	25	319	73
Total other income (expense)	(4,346)	(3,949)	71,286	(9,426)
Income (loss) before income taxes	(16,670)	47,234	92,157	27,840
Income tax (expense) benefit - current	(1,441)	—	(7,115)	—
Income tax (expense) benefit - deferred	4,708	—	264,130	—
Net income (loss)	$(13,403)	$47,234	$349,172	$27,840

Allocation of net income (loss) to:
Net income (loss) available to common stockholders	$(13,403)	$44,962	$333,401	$26,530
Net income (loss) allocated to participating securities	—	2,272	15,771	1,310
Net income (loss) available to Amplify Energy Corp.	$(13,403)	$47,234	$349,172	$27,840

Earnings (loss) per share: (See Note 9)
Basic and diluted earnings (loss) per share	$(0.34)	$1.17	$8.57	$0.69
Weighted average common shares outstanding:
Basic and diluted	39,063	38,441	38,911	38,318

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$349,172	$27,840
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	20,369	17,795
Loss (gain) on derivative instruments	4,371	107,746
Cash settlements (paid) received on expired derivative instruments	(5,082)	(120,445)
Cash settlements received (paid) on terminated derivative instruments	658	—
Deferred income tax expense (benefit)	(264,130)	—
Accretion of asset retirement obligations	5,922	5,242
Share-based compensation (see Note 10)	3,608	2,224
Settlement of asset retirement obligations	(993)	(552)
Amortization and write-off of deferred financing costs	1,679	469
Bad debt expense	98	1
Changes in operating assets and liabilities:
Accounts receivable	32,493	4,737
Prepaid expenses and other assets	(3,844)	(1,579)
Payables and accrued liabilities	(28,459)	3,526
Other	(2,634)	2,326
Net cash provided by operating activities	113,228	49,330
Cash flows from investing activities:
Additions to oil and gas properties	(23,065)	(26,193)
Additions to other property and equipment	(501)	(7)
Additions to restricted investments	(6,399)	(5,353)
Net cash used in investing activities	(29,965)	(31,553)
Cash flows from financing activities:
Advances on Revolving Credit Facility	125,000	5,000
Payments on Revolving Credit Facility	(195,000)	(30,000)
Deferred financing costs	(4,698)	(86)
Shares withheld for taxes	(2,178)	(546)
Net cash used in financing activities	(76,876)	(25,632)
Net change in cash and cash equivalents	6,387	(7,855)
Cash and cash equivalents, beginning of period	—	18,799
Cash and cash equivalents, end of period	$6,387	$10,944

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(In thousands)

	Stockholders' Equity
		Additional	Accumulated
	Common	Paid-in	Earnings
	Stock	Capital	(Deficit)	Total
Balance at December 31, 2022	$386	$432,251	$(437,202)	$(4,565)
Net income (loss)	—	—	352,759	352,759
Share-based compensation expense	—	941	—	941
Shares withheld for taxes	—	(2,141)	—	(2,141)
Other	5	(5)	—	—
Balance at March 31, 2023	391	431,046	(84,443)	346,994
Net income (loss)	—	—	9,816	9,816
Share-based compensation expense	—	1,340	—	1,340
Shares withheld for taxes	—	(6)	—	(6)
Balance at June 30, 2023	$391	$432,380	$(74,627)	$358,144
Net income (loss)	—	—	(13,403)	(13,403)
Share-based compensation expense	—	1,327	—	1,327
Shares withheld for taxes	—	(31)	—	(31)
Other	1	(1)	—	—
Balance at September 30, 2023	$392	$433,675	$(88,030)	$346,037

	Stockholders' Equity (Deficit)
			Additional	Accumulated
	Common		Paid-in	Earnings
	Stock	Warrants (1)	Capital	(Deficit)	Total
Balance at December 31, 2021	$382	$4,788	$425,066	$(495,077)	$(64,841)
Net income (loss)	—	—	—	(48,614)	(48,614)
Share-based compensation expense	—	—	518	—	518
Shares withheld for taxes	—	—	(66)	—	(66)
Other	2	—	(2)	—	—
Balance at March 31, 2022	384	4,788	425,516	(543,691)	(113,003)
Net income (loss)	—	—	—	29,220	29,220
Share-based compensation expense	—	—	856	—	856
Shares withheld for taxes	—	—	(464)	—	(464)
Expiration of warrants	—	(4,788)	4,788	—	—
Other	1	—	(1)	—	—
Balance at June 30, 2022	$385	$—	$430,695	$(514,471)	$(83,391)
Net income (loss)	—	—	—	47,234	47,234
Share-based compensation expense	—	—	850	—	850
Shares withheld for taxes	—	—	(16)	—	(16)
Other	1	—	(1)	—	—
Balance at September 30, 2022	$386	$—	$431,528	$(467,237)	$(35,323)

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(In thousands)
Revenues
Oil	$57,214	$54,394	$146,780	$165,686
NGLs	7,777	11,704	21,973	38,789
Natural gas	11,412	46,714	41,327	115,087
Oil and natural gas sales	$76,403	$112,812	$210,080	$319,562

Contract Balances

Under the Company’s sales contracts, the Company invoices customers once its performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s contracts do not give rise to contract assets or liabilities. Accounts receivable attributable to the Company’s revenue contracts with customers was $31.9 million at September 30, 2023 and $35.1 million at December 31, 2022.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The carrying values of accounts receivables, accounts payables (including accrued liabilities), restricted investments and amounts outstanding under long-term debt agreements with variable rates included in the accompanying Unaudited Condensed Consolidated Balance Sheets approximated fair value at September 30, 2023 and December 31, 2022. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair market values of the derivative financial instruments reflected on the accompanying Unaudited Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 were based on estimated forward commodity prices. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following tables present the gross derivative assets and liabilities that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 for each of the fair value hierarchy levels:

	Fair Value Measurements at September 30, 2023
			Significant
	Quoted Prices in	Significant Other	Unobservable
	Active Market	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value

	(In thousands)
Assets:
Commodity derivatives	$—	$21,729	$—	$21,729
Interest rate derivatives	—	—	—	—
Total assets	$—	$21,729	$—	$21,729

Liabilities:
Commodity derivatives	$—	$42,559	$—	$42,559
Interest rate derivatives	—	—	—	—
Total liabilities	$—	$42,559	$—	$42,559

	Fair Value Measurements at December 31, 2022
			Significant
	Quoted Prices in	Significant Other	Unobservable
	Active Market	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value

	(In thousands)
Assets:
Commodity derivatives	$—	$6,257	$—	$6,257
Interest rate derivatives	—	—	—	—
Total assets	$—	$6,257	$—	$6,257

Liabilities:
Commodity derivatives	$—	$27,141	$—	$27,141
Interest rate derivatives	—	—	—	—
Total liabilities	$—	$27,141	$—	$27,141

See Note 5 for additional information regarding the Company’s derivative instruments.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis, as reflected on the accompanying Unaudited Condensed Consolidated Balance Sheets. The following methods and assumptions are used to estimate the fair values:

●	The fair value of asset retirement obligations (“AROs”) is based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding factors such as the existence of a legal obligation for an ARO; amounts and timing of settlements; the credit-adjusted risk-free rate; and inflation rates. The initial fair value estimates are based on unobservable market data and are classified within Level 3 of the fair value hierarchy. See Note 6 for a summary of changes in AROs.
●	Proved oil and natural gas properties are reviewed for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such properties. The Company uses an income approach based on the discounted cash flow method, whereby the present value of expected future net cash flows is discounted by applying an appropriate discount rate, for purposes of placing a fair value on the assets. The future cash flows are based on management’s estimates for the future. The unobservable inputs used to determine fair value include, but are not limited to, estimates of proved reserves, estimates of probable reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and natural gas properties (some of which are Level 3 inputs within the fair value hierarchy).
●	No impairment expense was recorded on proved oil and natural gas properties during the three and nine months ended September 30, 2023 and 2022.

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

At September 30, 2023, the Company had the following open commodity positions:

	2023	2024	2025	2026
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (MMBtu)	—	662,500	675,000	291,667
Weighted-average fixed price	$—	$3.72	$3.74	$3.72

Collar contracts:
Two-way collars
Average monthly volume (MMBtu)	1,336,000	627,083	500,000	291,667
Weighted-average floor price	$3.35	$3.43	$3.50	$3.50
Weighted-average ceiling price	$5.22	$4.32	$4.10	$4.10

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (Bbls)	113,333	61,333	53,000	30,917
Weighted-average fixed price	$66.91	$73.55	$70.68	$70.68

Collar contracts:
Two-way collars
Average monthly volume (Bbls)	15,000	102,000	59,500	—
Weighted-average floor price	$65.00	$70.00	$70.00	$—
Weighted-average ceiling price	$76.16	$80.20	$80.20	$—

Three-way collars
Average monthly volume (Bbls)	50,000	—	—	—
Weighted-average ceiling price	$74.54	$—	$—	$—
Weighted-average floor price	$58.00	$—	$—	$—
Weighted-average sub-floor price	$43.00	$—	$—	$—

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at September 30, 2023 and December 31, 2022. There was no cash collateral received or pledged associated with the Company’s derivative instruments since most of its counterparties, or certain of its affiliates, to its derivative contracts are lenders under its Revolving Credit Facility.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Asset	Liability	Asset	Liability
		Derivatives	Derivatives	Derivatives	Derivatives
		September 30,	September 30,	December 31,	December 31,
Type	Balance Sheet Location	2023	2023	2022	2022

		(In thousands)
Commodity contracts	Short-term derivative instruments	$9,745	$22,741	$6,257	$27,141
Interest rate swaps	Short-term derivative instruments	—	—	—	—
Gross fair value		9,745	22,741	6,257	27,141
Netting arrangements		(9,745)	(9,745)	(6,257)	(6,257)
Net recorded fair value	Short-term derivative instruments	$—	$12,996	$—	$20,884

Commodity contracts	Long-term derivative instruments	$11,984	$19,818	$—	$—
Interest rate swaps	Long-term derivative instruments	—	—	—	—
Gross fair value		11,984	19,818	—	—
Netting arrangements		(11,984)	(11,984)	—	—
Net recorded fair value	Long-term derivative instruments	$—	$7,834	$—	$—

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

		For the Three Months Ended		For the Nine Months Ended
	Statements of	September 30,		September 30,
	Operations Location	2023	2022	2023	2022
Commodity derivative contracts	Loss (gain) on commodity derivatives	$23,328	$(3,300)	$4,371	$108,675
(Gain) loss on interest rate derivatives	Interest expense, net	—	(87)	—	(930)

Note 6. Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the Company’s portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the nine months ended September 30, 2023 (in thousands):

Asset retirement obligations at beginning of period	$116,438
Liabilities added from acquisition or drilling	5
Liabilities settled	(993)
Liabilities removed upon sale of wells	—
Accretion expense	5,922
Revision of estimates	190
Asset retirement obligation at end of period	121,562
Less: Current portion	1,706
Asset retirement obligations - long-term portion	$119,856

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

Amended and Restated Credit Agreement

On July 31, 2023, OLLC and Amplify Acquisitionco LLC (“Acquisitionco”), as the direct parent of OLLC and wholly owned subsidiary of the Company, amended and restated the Revolving Credit Facility with Keybanc Capital Markets Inc., Cadence Bank, N.A. and Citizens Bank, N.A. as joint lead arrangers and KeyBank National Association as the administrative agent (the “New Credit Facility”). The New Credit Facility is a replacement in full of the prior Revolving Credit Facility.

The aggregate principal amount of loans outstanding under the New Credit Facility as of September 30, 2023, was $120.0 million. The borrowing base under the facility is $150.0 million with elected commitments of $135.0 million, and, consistent with the prior Revolving Credit Facility, the New Credit Facility borrowing base will be redetermined on a semi-annual basis.

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

As of September 30, 2023, the Company was in compliance with all the financial (current ratio and total leverage ratio) and non-financial covenants associated with its New Credit Facility.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On October 19, 2023, the Company completed the fall 2023 borrowing base redetermination, which reaffirmed the borrowing base of $150.0 million with elected commitments of $135.0 million. The next redetermination is expected to occur in the second quarter of 2024.

Revolving Credit Facility

Prior to the New Credit Facility, OLLC had a reserve-based Revolving Credit Facility with a borrowing base of $180.0 million when such Revolving Credit Facility was replaced with the New Credit Facility. The Revolving Credit Facility was guaranteed by the Company and all of its current subsidiaries and would have matured on May 31, 2024.

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid, excluding commitment fees, on the Company’s consolidated variable-rate debt obligations for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revolving Credit Facility	9.39%	5.91%	9.34%	4.73%

Letters of Credit

At September 30, 2023, the Company had no letters of credit outstanding.

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with the Company’s Revolving Credit Facility was $4.5 million at September 30, 2023. For the nine months ended September 30, 2023, the Company wrote off $1.0 million of deferred financing costs in connection with the refinancing of the Revolving Credit Facility.

Note 8. Equity

Common Stock

The Company’s authorized capital stock includes 250,000,000 shares of common stock, $0.01 par value per share. The following is a summary of the changes in the Company’s common stock issued for the nine months ended September 30, 2023:

Common Stock
Balance, December 31, 2022	38,459,731
Issuance of common stock	—
Restricted stock units vested	845,519
Shares withheld for taxes (1)	(242,394)
Balance, September 30, 2023	39,062,856
(1)	Represents the net settlement on vesting of restricted stock to satisfy tax withholding requirements.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Earnings per Share

The following sets forth the calculation of earnings (loss) per share, or EPS, for the periods indicated (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income (loss)	$(13,403)	$47,234	$349,172	$27,840
Less: Net income allocated to participating securities	—	2,272	15,771	1,310
Basic and diluted earnings available to common stockholders	$(13,403)	$44,962	$333,401	$26,530

Common shares:
Common shares outstanding — basic	39,063	38,441	38,911	38,318
Dilutive effect of potential common shares	—	—	—	—
Common shares outstanding — diluted	39,063	38,441	38,911	38,318

Net earnings (loss) per share:
Basic	$(0.34)	$1.17	$8.57	$0.69
Diluted	$(0.34)	$1.17	$8.57	$0.69

Note 10. Long-Term Incentive Plans

In May 2021, the shareholders approved a new Equity Incentive Plan (“EIP”) in which the Legacy Amplify Management Incentive Plan (the “Legacy Amplify MIP”) was replaced by the EIP and no further awards will be granted under the Legacy Amplify MIP. As of September 30, 2023, an aggregate of 831,546 shares were available for future grants under the EIP.

Restricted Stock Units

Restricted Stock Units with Service Vesting Condition

The restricted stock units with service vesting conditions (“TSUs”) are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a straight-line basis over the requisite service period and forfeitures are accounted for as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost associated with the TSUs was $5.7 million at September 30, 2023. The Company expects to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 2.1 years.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information regarding the TSUs granted under the EIP for the period presented:

		Weighted-
		Average Grant-
	Number of	Date Fair Value
	Units	per Unit (1)
TSUs outstanding at December 31, 2022	1,502,556	$3.82
Granted (2)	682,680	$8.14
Forfeited	(72,095)	$6.05
Vested	(690,839)	$4.00
TSUs outstanding at September 30, 2023	1,422,302	$5.69
(1)	Determined by dividing the aggregate grant-date fair value of awards by the number of awards issued.
(2)	The aggregate grant-date fair value of TSUs issued for the nine months ended September 30, 2023 was $5.6 million based on a grant-date market price ranging from $6.52 to $8.91 per share.

Restricted Stock Units with Market and Service Vesting Conditions

The restricted stock units with market and service vesting conditions (“PSUs” or “PRSUs”) are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a graded-vesting basis. The fair value of the awards is estimated on their grant dates using a Monte Carlo simulation. The Company recognizes compensation cost over the requisite service or performance period. The Company accounts for forfeitures as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost associated with these awards was $2.6 million at September 30, 2023. The Company expects to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 2.2 years.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The below table reflects the ranges for the assumptions used in the Monte Carlo model for the 2023 PRSUs awards:

	February 2023	April 2023
Expected volatility	119.2%	92.5%
Dividend yield	0.00%	0.00%
Risk-free interest rate	3.74%	3.78%

The following table summarizes information regarding the PSUs and PRSUs granted under the EIP for the period presented:

		Weighted-
		Average Grant-
	Number of	Date Fair Value
	Units	per Unit (1)
PSUs and PRSUs outstanding at December 31, 2022	380,512	$4.28
Granted (2)	321,436	$10.59
Forfeited	(144,567)	$6.55
Vested	(154,680)	$2.20
PSUs and PRSUs outstanding at September 30, 2023	402,701	$9.31
(1)	Determined by dividing the aggregate grant-date fair value of awards by the number of awards issued.
(2)	The aggregate grant-date fair value of PRSUs issued for the nine months ended September 30, 2023 was $3.4 million based on a calculated fair value price ranging from $1.27 to $15.04 per share.

Compensation Expense

The following table summarizes the amount of recognized compensation expense associated with the EIP, which are reflected in the accompanying Unaudited Condensed Consolidated Statements of Operations for the periods presented (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Equity classified awards
TSUs	1,027	718	2,965	2,000
PSUs and PRSUs	300	132	643	349
Board RSUs	—	—	—	5
	$1,327	$850	$3,608	$2,354

Note 11. Leases

The Company has leases for office space and equipment in its corporate office and operating regions as well as warehouse space, vehicles, compressors and surface rentals related to its business operations. In addition, the Company has offshore Southern California pipeline right-of-way use agreements. Most of the Company’s leases, other than its corporate office lease, have an initial term and may be extended on a month-to-month basis after expiration of the initial term. Most of the Company’s leases can be terminated with 30-day prior written notice. The majority of its month-to-month leases are not included as a lease liability in its balance sheet because continuation of the lease is not reasonably certain. Additionally, the Company elected the short-term practical expedient to exclude leases with a term of twelve months or less. For the quarter ended September 30, 2023, all of the Company’s leases qualified as operating leases and it did not have any existing or new leases qualifying as financing leases or variable leases.

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

For the nine months ended September 30, 2023 and 2022, the Company recognized approximately $1.6 million and $1.1 million, respectively, of costs relating to the operating leases in the Unaudited Condensed Consolidated Statements of Operations.

Supplemental cash flow information related to the Company’s lease liabilities is included in the table below:

	For the Nine Months Ended
	September 30,
	2023	2022

	(In thousands)
Non-cash amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,352	$4,118

The following table presents the Company’s right-of-use assets and lease liabilities for the period presented:

	September 30,	December 31,
	2023	2022

	(In thousands)
Right-of-use asset	$6,025	$7,376

Lease liabilities:
Current lease liability	1,599	1,401
Long-term lease liability	5,414	6,567
Total lease liability	$7,013	$7,968

The following table reflects the Company’s maturity analysis of the minimum lease payment obligations under non-cancelable operating leases with a remaining term in excess of one year (in thousands):

	Office and	Leased vehicles
	warehouse	and office
	leases	equipment	Total
2023	$349	$223	$572
2024	1,396	702	2,098
2025	1,396	490	1,886
2026	1,177	16	1,193
2027 and thereafter	2,553	—	2,553
Total lease payments	6,871	1,431	8,302
Less: interest	1,185	104	1,289
Present value of lease liabilities	$5,686	$1,327	$7,013

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The weighted average remaining lease terms and discount rate for all of the Company’s operating leases for the period presented:

	September 30,
	2023	2022
Weighted average remaining lease term (years):
Office and warehouse space	4.42	5.38
Vehicles	0.36	0.24
Office equipment	0.02	0.05
Weighted average discount rate:
Office leases	5.16%	5.31%
Vehicles	1.19%	0.58%
Office equipment	0.09%	0.13%

Note 12. Supplemental Disclosures to the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Cash Flows

Accrued Liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	September 30,	December 31,
	2023	2022
Accrued liability - pipeline incident	$8,862	$20,832
Accrued lease operating expense	12,347	11,226
Accrued current income taxes	7,115	—
Accrued liability - current portion of pipeline incident settlement	2,000	4,888
Accrued capital expenditures	7,113	2,714
Accrued general and administrative expense	5,550	4,943
Accrued production and ad valorem tax	4,488	4,675
Accrued commitment fee and other expense	2,684	5,824
Operating lease liability	1,599	1,401
Asset retirement obligations	1,706	1,824
Accrued interest payable	1,884	87
Other	6	35
Accrued liabilities	$55,354	$58,449

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable consisted of the following at the dates indicated (in thousands):

	September 30,	December 31,
	2023	2022
Oil and natural gas receivables	$31,904	$35,083
Insurance receivable - pipeline incident	12,912	41,961
Joint interest owners and other	4,696	5,047
Total accounts receivable	49,512	82,091
Less: allowance for doubtful accounts	(1,648)	(1,636)
Total accounts receivable, net	$47,864	$80,455

Supplemental Cash Flows

Supplemental cash flows for the periods presented (in thousands):

	For the Nine Months Ended
	September 30,
	2023	2022
Supplemental cash flows:
Cash paid for interest, net of amounts capitalized	$8,142	$7,597
Cash paid for taxes	5,725	35

Noncash investing and financing activities:
Increase (decrease) in capital expenditures in payables and accrued liabilities	5,880	4,606

Note 13. Related Party Transactions

Related Party Agreements

There have been no transactions between the Company and any related person in which the related person had a direct or indirect material interest for the three and nine months ended September 30, 2023 and 2022.

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

At September 30, 2023 and December 31, 2022, the Company had no environmental reserves recorded in its Unaudited Condensed Consolidated Balance Sheet.

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

On August 26, 2022, the Company reached an agreement with the United States government, which the court has approved, to resolve all federal criminal matters involving the Company and its subsidiaries stemming from Incident. As part of the resolution with the United States, the Company agreed to plead guilty to one count of misdemeanor negligent discharge of oil in violation of the Clean Water Act. The Company will pay a fine of approximately $7.1 million in installments over a period of three years, serve a term of four years’ probation and reimburse governmental agencies approximately $5.8 million for their response to this event. The Company also has agreed to implement certain compliance measures including installation of a new leak detection system and increased Remote Operated Vehicle inspections of the pipeline. As of September 30, 2023, the Company recorded $2.0 million in “Accrued liability – pipeline incident” and $1.1 million in “Other long-term liabilities” for the remaining payments related to this settlement on its Unaudited Condensed Consolidated Balance Sheet.

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

Minimum Volume Commitment

The Company was party to a gas purchase, gathering and processing contract in Oklahoma, which included certain minimum NGL commitments. To the extent the Company did not deliver natural gas volumes in sufficient quantities to generate, when processed, the minimum levels of recovered NGLs, it was required to reimburse the counterparty an amount equal to the sum of the monthly shortfall, if any, multiplied by a fee. The commitment fee expense for the nine months ended September 30, 2023 and 2022 was approximately $0.3 million and $1.5 million, respectively. The minimum volume commitment for the Oklahoma properties ended on June 30, 2023.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sinking Fund Trust Agreement

Beta Operating Company, LLC (“Beta”), a wholly owned subsidiary, assumed an obligation with a third party to make payments into a sinking fund in connection with its 2009 acquisition of the Company properties in federal waters offshore Southern California, the purpose of which is to provide funds adequate to decommission the portion of the San Pedro Bay Pipeline that lies within state waters and the surface facilities. Under the terms of the agreement, the operator of the properties is obligated to make monthly deposits into the sinking fund account in an amount equal to $0.25 per barrel of oil and other liquid hydrocarbon produced from the acquired working interest. Interest earned in the account stays in the account. The obligation to fund ceases when the aggregate value of the account reaches $4.3 million. As of September 30, 2023, the account balance included in restricted investments was approximately $4.4 million.

Supplemental Bond for Decommissioning Liabilities Trust Agreement

Beta has a decommissioning obligation with BOEM in connection with its 2009 acquisition of the Company’s properties in federal waters offshore Southern California. The Company supports its decommissioning obligation with $161.3 million of A-rated surety bonds.

In December 2021, the Company entered into two escrow funding agreements with its surety providers to fund interest-bearing escrow accounts on a quarterly basis to reimburse and indemnify the surety providers for any claims arising under the surety bonds related to the decommissioning of our Beta properties. The obligation ceases when the aggregate value of the escrow accounts reaches $172.6 million. As of September 30, 2023, the Company has funded $13.0 million into the escrow accounts which is reflected in “Restricted investments” on the Unaudited Condensed Consolidated Balance Sheet.

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

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. The assessment considers all available information including historical and forecasted taxable income and operating history. The three months ended March 31, 2023 marked the first time that the Company had achieved three years of cumulative book income. Furthermore, management determined that the Company’s ability to maintain long-term profitability despite near-term changes in commodity prices and capital and operating costs demonstrated that there is sufficient positive evidence to conclude that it is more likely than not that all net deferred tax asset is realizable. As a result of the Company’s assessment, the Company released substantially all of its valuation allowance previously recorded. The result of the valuation allowance release for the nine months ended September 30, 2023 was a tax benefit of $278.8 million.

The Company’s current income tax (expense) benefit was ($1.4) million and ($7.1) million for the three and nine months ended September 30, 2023, respectively. No current income tax expense was recorded for the three and nine months ended September 30, 2022. The Company’s deferred income tax benefit (expense) was $4.7 million and $264.1 million for the three and nine months ended September 30, 2023, respectively. No deferred income tax benefit was recorded for the three and nine months ended September 30, 2022. The effective tax rates for the three and nine months ended September 30, 2023 were 19.6% and (278.9%), respectively. The effective tax rate was 0% for the three and nine months ended September 30, 2022. The item that had the most significant impact on the difference between the statutory U.S. federal income tax rate of 21% and the effective tax rate for the three and nine months ended September 30, 2023 was the release of the valuation allowance. The items that had the most significant impact on the difference between the statutory U.S. federal income tax rate of 21% and the effective tax rate for the three and nine months ended September 30, 2022, was primarily due to our recorded valuation allowances.

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

On December 15, 2021, a federal grand jury in the Central District of California returned a federal criminal indictment against Amplify Energy Corp., Beta Operating Company, LLC, and San Pedro Bay Pipeline Company in connection with the Incident. The indictment alleges that the Company committed a misdemeanor violation of the federal Clean Water Act for negligently discharging oil into the contiguous zone of the United States. As previously disclosed, state authorities were conducting parallel criminal investigations. The Company has reached court-approved agreements to resolve all criminal matters stemming from the Incident. Specifically, on August 26, 2022, as part of the resolution with the United States, the Company agreed to plead guilty to one count of misdemeanor negligent discharge of oil in violation of the Clean Water Act. The Company will pay a fine of approximately $7.1 million in installments over a period of three years, serve a term of four years’ probation and reimburse governmental agencies approximately $5.8 million for their response to this event. Further, on September 8, 2022, as part of the resolution with the state of California, the Company agreed to enter a plea of No Contest to six misdemeanor charges. The Company paid a fine in the amount of $4.9 million to be distributed among the state of California, including the State’s Fish and Game Preservation Fund, and Orange County. The Company will serve a one-year term of probation and has agreed to certain compliance enhancements to its operations.

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

Based on presently enacted laws and regulations and currently available facts, the Company estimates that the total costs it has incurred or will incur with respect to the Incident to be approximately $190.0 million to $210.0 million, which includes (i) actual and projected response and remediation under the direction of the Unified Command, (ii) fines and penalties of $12.0 million resulting from the resolution of the federal and state of California matters discussed above, and (iii) certain legal fees.

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

The Company’s estimates do not include (i) the nature, extent and cost of future legal services that will be required in connection with all lawsuits, claims and other matters requiring legal or expert advice associated with the Incident, (ii) any lost revenue associated with the suspension of operations at Beta, (iii) any liabilities or costs, including regulatory costs, that are not reasonably estimable at this time or that relate to contingencies where the Company currently regards the likelihood of loss as being only reasonably possible or remote and (iv) the costs associated with the permanent repair of the pipeline and the restart of operations at Beta.

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

On September 30, 2023, and December 31, 2022, the Company’s insurance receivables were $12.9 million and $42.0 million, respectively. Excluding the costs associated with the resolution of the federal and state matters discussed above, for the nine months ended September 30, 2023, the Company incurred response and remediation expenses and legal fees of $26.7 million. Of these costs, the Company has received, or expects that it is probable that it will receive, $11.1 million in insurance recoveries. The remaining amount of $15.6 million, which primarily relates to certain legal costs that are not expected to be recovered under an insurance policy, are classified as “Pipeline Incident Loss” on the Company’s Unaudited Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2023, the Company received $40.1 million in insurance recoveries.

Additionally, during the nine months ended September 30, 2023, the Company recognized $17.9 million related to approved LOPI insurance proceeds, which is classified as “Other Revenues” in the Company’s Unaudited Condensed Consolidated Statements of Operations.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Subsequent Events

Borrowing Base Redetermination

See Note 7 for additional information relating to the Company’s borrowing base redetermination.

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

Industry Trends

Commodity prices have decreased in 2023 when compared to the same period of 2022, and as a result, we experienced a decline in revenues. We continue to monitor the impact of the actions of the Organization of the Petroleum Exporting Countries and other large producing nations, the Russia-Ukraine conflict, conflicts in the Middle East, global inventories of oil and gas and the uncertainty associated with recovering oil demand, inflation and future monetary policy, and governmental policies aimed at transitioning towards lower carbon energy. We expect prices for some or all of the commodities to remain volatile. The COVID-19 pandemic, the Russia-Ukraine conflict and conflicts in the Middle East continue to evolve, and the extent to which these events may impact our business, results of operations, financial condition and cash flows will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

Recent Developments

Certain Board of Director Appointments and Departures

On October 3, 2023, the board of directors (the “Board”) of the Company appointed Vidisha Prasad to the Board, effective immediately. Ms. Prasad was also appointed to the audit committee of the Board.

In addition, Randal T. Klein has informed the Board of his decision not to seek reelection as a director on the Board at the Company’s 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”). Mr. Klein will continue to serve on the Board and the respective Board committees for the remainder of his term as a director until the 2024 Annual Meeting. Mr. Klein’s decision not to stand for reelection was not due to any disagreements with the Company on any matter relating to the Company’s operations, policies, or practices.

Borrowing Base Redetermination

On October 19, 2023, we completed the fall 2023 borrowing base redetermination, which reaffirmed the borrowing base of $150.0 million with elected commitments of $135.0 million. The next redetermination is expected to occur in the second quarter of 2024.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates, including a discussion regarding the estimation uncertainty and the impact that our critical accounting estimates have had, or are reasonably likely to have, on our financial condition or results of operations, are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K. Significant estimates include, but are not limited to, oil and natural gas reserves; fair value estimates; revenue recognition; and contingencies and insurance accounting. These estimates, in our opinion, are subjective in nature, require the use of professional judgment and involve complex analysis.

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

Results of Operations

The results of operations for the three and nine months ended September 30, 2023 and 2022 have been derived from our unaudited condensed consolidated financial statements. The comparability of the results of operations among the periods presented below is impacted by the Incident and suspension of operations at our Beta properties.

The following table summarizes certain of the results of operations for the periods indicated.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	($ In thousands except per unit amounts)
Oil and natural gas sales	$76,403	$112,812	$210,080	$319,562
Other revenues	367	13,487	18,531	39,947
Lease operating expense	37,083	32,048	104,946	98,253
Gathering, processing and transportation	4,984	7,483	15,735	22,774
Taxes other than income	4,942	9,152	15,440	25,328
Depreciation, depletion and amortization	7,489	6,296	20,369	17,795
General and administrative expense	8,255	6,965	24,547	23,364
Loss (gain) on commodity derivative instruments	23,328	(3,300)	4,371	108,675
Pipeline incident loss	559	2,606	15,682	8,278
Pipeline incident settlement	—	12,000	—	12,000
Interest expense, net	4,470	3,974	13,908	9,499
Litigation settlement	—	—	84,875	—
Income tax (expense) benefit - current	(1,441)	—	(7,115)	—
Income tax (expense) benefit - deferred	4,708	—	264,130	—
Net income (loss)	(13,403)	47,234	349,172	27,840

Oil and natural gas revenues:
Oil sales	$57,214	$54,394	$146,780	$165,686
NGL sales	7,777	11,704	21,973	38,789
Natural gas sales	11,412	46,714	41,327	115,087
Total oil and natural gas revenues	$76,403	$112,812	$210,080	$319,562

Production volumes:
Oil (MBbls)	729	606	1,991	1,743
NGLs (MBbls)	334	355	984	1,041
Natural gas (MMcf)	5,006	5,844	15,573	17,079
Total (MBoe)	1,897	1,935	5,569	5,630
Average net production (MBoe/d)	20.6	21.0	20.4	20.6

Average realized sales price (excluding commodity derivatives):
Oil (per Bbl)	$78.45	$89.82	$73.72	$95.05
NGL (per Bbl)	23.33	32.96	22.36	37.28
Natural gas (per Mcf)	2.28	7.99	2.65	6.74
Total (per Boe)	$40.28	$58.31	$37.72	$56.76

Average unit costs per Boe:
Lease operating expense	$19.54	$16.56	$18.84	$17.45
Gathering, processing and transportation	2.63	3.87	2.83	4.05
Taxes other than income	2.60	4.73	2.77	4.50
General and administrative expense	4.35	3.60	4.41	4.15
Depletion, depreciation and amortization	3.95	3.25	3.66	3.16

For the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

We reported a net loss of $13.4 million and net income of $47.2 million for the three months ended September 30, 2023 and 2022, respectively.

Oil, natural gas and NGL revenues were $76.4 million and $112.8 million for the three months ended September 30, 2023 and 2022, respectively. Average net production volumes were approximately 20.6 MBoe/d and 21.0 MBoe/d for the three months ended September 30, 2023 and 2022, respectively. The average realized sales price was $40.28 per Boe and $58.31 per Boe for the three months ended September 30, 2023 and 2022, respectively. The decrease in revenue and average realized sales price was primarily due to lower commodity prices.

Other revenues were $0.4 million and $13.5 million for the three months ended September 30, 2023 and 2022, respectively. The change in other revenues was primarily related to the termination of LOPI insurance proceeds.

Lease operating expense was $37.1 million and $32.0 million for the three months ended September 30, 2023 and 2022, respectively. On a per Boe basis, lease operating expense was $19.54 and $16.56 for the three months ended September 30, 2023 and 2022, respectively. The change in lease operating expense was primarily driven by higher costs associated with the restart of operations at Beta.

Gathering, processing and transportation expense was $5.0 million and $7.5 million for the three months ended September 30, 2023 and 2022, respectively. On a per Boe basis, gathering, processing and transportation expense was $2.63 and $3.87 for the three months ended September 30, 2023 and 2022, respectively. The decrease in gathering, processing and transportation expense was primarily driven by the expiration of the minimum volume commitment (“MVC”) fee in East Texas/North Louisiana (November 2022) and Oklahoma (June 2023) and lower commodity prices.

Taxes other than income were $4.9 million and $9.2 million for the three months ended September 30, 2023 and 2022, respectively. On a per Boe basis, taxes other than income were $2.60 and $4.73 for the three months ended September 30, 2023 and 2022, respectively. The decrease was primarily related to a reduction in production taxes due to lower commodity prices.

DD&A expense was $7.5 million and $6.3 million for the three months ended September 30, 2023 and 2022, respectively. The change in DD&A expense was primarily driven by three months of production at Beta.

General and administrative expenses were $8.3 million and $7.0 million for the three months ended September 30, 2023 and 2022, respectively. The change in general and administrative expense was primarily related to (i) an increase of $0.5 million in stock compensation expense, (ii) an increase of $0.3 million in salaries and other payroll benefits, and (iii) an increase of $0.3 million in professional services.

Net loss on commodity derivative instruments of $23.3 million were recognized for the three months ended September 30, 2023, consisting of a $3.9 million of cash settlements paid on expired positions, an increase of $20.1 million in the fair value of open positions and $0.7 million of cash settlements received on terminated derivative instruments. Net gain on commodity derivative instruments of $3.3 million was recognized for the three months ended September 30, 2022, consisting of a $44.1 million increase in the fair value of open positions and $40.8 million of cash settlements paid on expired positions.

Pipeline incident loss was $0.5 million and $2.6 million for the three months ended September 30, 2023 and 2022, respectively. The costs reflect certain expenses not expected to be recovered under an insurance policy. See Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

Litigation settlement was not recorded for the three months ended September 30, 2023 and 2022.

Interest expense, net was $4.5 million and $4.0 million for the three months ended September 30, 2023 and 2022, respectively. The change in interest expense was primarily due to higher interest rates and the amortization and write-off of deferred issuance costs partially offset by lower debt outstanding during the period.

Average outstanding borrowings under our Revolving Credit Facility were $121.8 million and $214.9 million for the three months ended September 30, 2023 and 2022, respectively.

Current income tax (expense) benefit was ($1.4) million for the three months ended September 30, 2023. See additional information discussed in Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report. No current income tax expense was recorded for the three months ended September 30, 2022.

Deferred income tax benefit (expense) was $4.7 million for the three months ended September 30, 2023. Starting in the first quarter of 2023, we achieved three years of cumulative income which allowed the release of the valuation allowance. See additional information discussed in Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report. No deferred income tax benefit was recorded for the three months ended September 30, 2022.

For the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

We reported net income of $349.2 million and $27.8 million for the nine months ended September 30, 2023 and 2022, respectively.

Oil, natural gas and NGL revenues were $210.1 million and $319.6 million for the nine months ended September 30, 2023 and 2022, respectively. Average net production volumes were approximately 20.4 MBoe/d and 20.6 MBoe/d for the nine months ended September 30, 2023 and 2022, respectively. The average realized sales price was $37.72 per Boe and $56.76 per Boe for the nine months ended September 30, 2023 and 2022, respectively. The decrease in revenue and average realized sales price was primarily due to lower commodity prices.

Other revenues were $18.5 million and $39.9 million for the nine months ended September 30, 2023 and 2022, respectively. The change in other revenues was primarily related to LOPI insurance proceeds of $17.9 million for the nine months ended September 30. 2023 compared to $39.6 million of LOPI proceeds for the nine months ended September 30, 2022.

Lease operating expense was $104.9 million and $98.3 million for the nine months ended September 30, 2023 and 2022, respectively. On a per Boe basis, lease operating expenses were $18.84 and $17.45 for the nine months ending September 30, 2023 and 2022, respectively. The change in lease operating expense was primarily related to higher costs associated with the restart of operations at Beta.

Gathering, processing and transportation expense was $15.7 million and $22.8 million for the nine months ended September 30, 2023 and 2022, respectively. On a per Boe basis, gathering, processing and transportation expenses were $2.83 and $4.05 for the nine months ending September 30, 2023 and 2022, respectively. The decrease in gathering, processing and transportation expense was primarily driven by the expiration of the MVC fee in East Texas/North Louisiana (November 2022) and in Oklahoma (June 2023) and lower commodity prices.

Taxes other than income were $15.4 million and $25.3 million for the nine months ended September 30, 2023 and 2022, respectively. On a per Boe basis, taxes other than income were $2.77 and $4.50 for the nine months ended September 30, 2023 and 2022, respectively. The decrease was primarily related to a reduction in production taxes due to lower commodity prices. In addition, we received a $0.4 million from a one-time positive severance tax adjustment related to our non-operated Eagle Ford operations.

DD&A expense was $20.4 million and $17.8 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in DD&A expense was primarily driven by production at Beta.

General and administrative expenses were $24.5 million and $23.4 million for the nine months ended September 30, 2023 and 2022, respectively. The change in general and administrative expenses was primarily related to (i) an increase of $1.2 million in salaries and other payroll benefits and (ii) an increase of $1.3 million in stock compensation expense, partially offset by a decrease of $1.1 million in professional services.

Net loss on commodity derivative instruments of $4.4 million were recognized for the nine months ended September 30, 2023, consisting of less than $0.1 million increase in the fair value of open positions, $0.7 million of cash settlement received on terminated derivative instruments partially offset by $5.1 million of cash settlements paid on expired positions. Net loss on commodity derivative instruments of $108.7 million was recognized for the nine months ended September 30, 2022, consisting of a $11.6 million increase in the fair value of open positions and $120.3 million of cash settlements paid on expired positions.

Pipeline incident loss was $15.7 million and $8.3 million for the nine months ended September 30, 2023 and 2022, respectively. The costs reflect certain expenses not expected to be recovered under an insurance policy. See Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

Litigation settlement was $84.9 million for the nine months ended September 30, 2023, related to the settlement with the shipping companies related to the containerships’ anchor strikes of the Company’s pipeline. See additional information discussed in Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report. No litigation settlement was recorded for the nine months ended September 30, 2022.

Interest expense, net was $13.9 million and $9.5 million for the nine months ended September 30, 2023 and 2022, respectively. The change in interest expense was primarily driven by (i) higher interest rates, (ii) amortization and write-off of deferred issuance cost, and (iii) the change in interest rate swaps.

Average outstanding borrowings under our Revolving Credit Facility were $145.8 million and $220.7 million for the nine months ended September 30, 2023 and 2022, respectively.

Current income tax (expense) benefit was ($7.1) million for the nine months ended September 30, 2023. See additional information discussed in Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report. No current income tax expense was recorded for the nine months ended September 30, 2022.

Deferred income tax benefit (expense) was $264.1 million for the nine months ended September 30, 2023. Starting in the first quarter of 2023, we achieved three years of cumulative income which allowed the release of the valuation allowance. See additional information discussed in Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report. No deferred income tax benefit was recorded for the nine months ended September 30, 2022.

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

We believe Adjusted EBITDA is useful because it allows us to more effectively evaluate our operating performance and compare the results of our operations from period to period without regard to our financing methods or capital structure.

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

Reconciliation of Net Income (Loss) to Adjusted EBITDA

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(In thousands)
Net income (loss)	$(13,403)	$47,234	$349,172	$27,840
Interest expense, net	4,470	3,974	13,908	9,499
Income tax expense (benefit) - current	1,441	—	7,115	—
Income tax expense (benefit) - deferred	(4,708)	—	(264,130)	—
DD&A	7,489	6,296	20,369	17,795
Accretion of AROs	2,005	1,773	5,922	5,242
Losses (gains) on commodity derivative instruments	23,328	(3,300)	4,371	108,675
Cash settlements (paid) received on expired commodity derivative instruments	(3,890)	(40,771)	(5,082)	(120,310)
Pipeline incident loss	559	2,606	15,682	8,278
Pipeline incident settlement	—	12,000	—	12,000
Litigation settlement	—	—	(84,875)	—
Share-based compensation expense	1,327	850	3,608	2,346
Loss on settlement of AROs	449	93	688	508
Exploration costs	—	—	40	26
Acquisition and divestiture related expenses	216	—	216	41
Bad debt expense	12	(5)	97	1
LOPI - timing difference	—	—	(4,636)	—
Other	188	—	376	—
Adjusted EBITDA	$19,483	$30,750	$62,841	$71,941

Reconciliation of Net Cash from Operating Activities to Adjusted EBITDA

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(In thousands)
Net cash provided by operating activities	$18,007	$18,934	$113,228	$49,330
Changes in working capital	(4,985)	(6,801)	2,443	(9,010)
Interest expense, net	4,470	3,974	13,908	9,499
Pipeline incident loss	559	2,606	15,682	8,278
Pipeline incident settlement	—	12,000	—	12,000
Litigation settlement	—	—	(84,875)	—
Income tax expense (benefit) - current	1,441	—	7,115	—
Amortization and write-off of deferred financing fees	(908)	(133)	(1,679)	(469)
Exploration costs	—	—	40	26
Gain (loss) on interest rate swaps	—	87	—	930
Cash settlements paid (received) on interest rate swaps	—	(171)	—	136
Cash settlements paid (received) on terminated derivatives	(658)	—	(658)	—
Plugging and abandonment cost	1,153	254	1,681	1,058
Acquisition and divestiture related expenses	216	—	216	41
LOPI - timing difference	—	—	(4,636)	—
Other	188	—	376	122
Adjusted EBITDA	$19,483	$30,750	$62,841	$71,941

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

In connection with the settlement between the Company and the vessels that struck and damaged the pipeline and their respective owners and operators, the Company received a net payment of approximately $85.0 million. Proceeds from the settlement have been used to reduce debt outstanding under the Company’s Revolving Credit Facility and to enhance liquidity.

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

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. The assessment considers all available information including historical and forecasted taxable income and operating history. The three months ended March 31, 2023 marked the first time that we had achieved three years of cumulative income. Furthermore, management determined that our ability to maintain long-term profitability despite near-term changes in commodity prices and capital and operating costs demonstrated that there is sufficient positive evidence to conclude that it is more likely than not that all net deferred tax asset is realizable. As a result of our assessment, during the quarter ended September 30, 2023, we released substantially all of our valuation allowance previously recorded. The result of the valuation allowance release during the nine months ended September 30, 2023 was a tax benefit of $278.8 million.

Capital Expenditures. Our total capital expenditures were approximately $26.6 million for the nine months ended September 30, 2023, which were primarily related to capital workovers and facilities upgrades located in Oklahoma and California and non-operated drilling and completion activities in the Eagle Ford.

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

As of September 30, 2023, we had a working capital deficit (excluding commodity derivatives) of $17.0 million primarily due to accrued liabilities of $55.4 million, revenues payable of $21.2 million, and accounts payable of $18.7 million partially offset by accounts receivable of $47.9 million, prepaid expenses of $24.0 million and cash on hand of $6.4 million.

Debt Agreement

Revolving Credit Facility. On November 2, 2018, OLLC, as borrower, entered into the Revolving Credit Facility (as amended and supplemented to date). KeyBank National Association serves as the administrative agent.

On July 31, 2023, OLLC and Acquisitionco entered into the New Credit Facility. The New Credit Facility is a replacement in full of the prior Revolving Credit Facility. The aggregate principal amount of loans outstanding under the New Credit Facility as of September 30, 2023, was $120.0 million.

As of September 30, 2023, we had approximately $15.0 million of available borrowings under our New Credit Facility.

As of September 30, 2023, we were in compliance with all the financial (current ratio and total leverage ratio) and non-financial covenants associated with the New Credit Facility.

Subsequent Event. On October 19, 2023, we completed the fall 2023 borrowing base redetermination, which reaffirmed the borrowing base of $150.0 million with elected commitments of $135.0 million. The next redetermination is expected to occur in the second quarter of 2024.

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

Sinking Fund Payments. We have a funding requirement to fund a trust account to comply with supplemental regulatory bonding requirements related to our decommissioning obligations for our offshore Southern California production facilities. As of September 30, 2023, our future commitment under this agreement was $2.0 million for the remainder of 2023, and $15.8 million per year for years 2024 through 2033. See Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for the nine months ended September 30, 2023 and 2022 have been derived from our Unaudited Condensed Consolidated Financial Statements. For information regarding the individual components of our cash flow amounts, see our Unaudited Condensed Consolidated Statements of Cash Flows included under “Item 1. Financial Statements” of this quarterly report.

	For the Nine Months Ended
	September 30,
	2023	2022

	(In thousands)
Net cash provided by operating activities	$113,228	$49,330
Net cash used in investing activities	(29,965)	(31,553)
Net cash used in financing activities	(76,876)	(25,632)

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net cash provided by operating activities was $113.2 million and $49.3 million for the nine months ended September 30, 2023 and 2022, respectively. Production volumes were approximately 20.4 MBoe/d and 20.6 MBoe/d for the nine months ended September 30, 2023 and 2022, respectively. The average realized sales price was $37.72 per Boe and $56.76 per Boe for the nine months ended September 30, 2023 and 2022, respectively. The change in average realized sales price was primarily due to lower commodity prices.

For the nine months ended September 30, 2023, we received $84.9 million in connection with the settlement between the Company and the vessels that struck and damaged the pipeline and their respective owners and operators.

Net cash provided by operating activities for the nine months ended September 30, 2023 included $5.1 million of cash paid on expired commodity derivative instruments and $0.7 million of cash received on terminated derivatives compared to $120.3 million of cash paid on expired commodity derivatives for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, we had net losses on commodity derivative instruments of $4.4 million compared to net losses of $108.7 million for the nine months ended September 30, 2022.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2023 was $30.0 million, of which $23.1 million was used for additions to oil and natural gas properties. Net cash provided by investing activities for the nine months ended September 30, 2022 was $31.6 million, of which $26.2 million was used for additions to oil and natural gas properties.

Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with our offshore Southern California properties. Additions to restricted investments were $6.4 million and $5.4 million during the nine months ended September 30, 2023 and 2022, respectively.

Financing Activities. We had net repayments of $70.0 million and $25.0 million for the nine months ended September 30, 2023 and 2022, respectively, related to our Revolving Credit Facility.

For the nine months ended September 30, 2023, we paid $4.7 million in deferred financing costs under the New Credit Facility.

Off–Balance Sheet Arrangements

As of September 30, 2023, we had no off–balance sheet arrangements.

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

ITEM 4.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) and under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023. We believe that our internal controls and procedures are still functioning as designed and were effective for the most recent quarter.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes our repurchase activity during the three months ended September 30, 2023:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
			Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased	Paid per Share	or Programs	Plans or Programs (1)
(In thousands)
Common Shares Repurchased (1)
July 1, 2023 - July 31, 2023	4,319	$6.77	—	n/a
August 1, 2023 - August 31, 2023	—	$—	—	n/a
September 1, 2023 - September 30, 2023	—	$—	—	n/a
(1)	Common shares are generally net-settled by shareholders to cover the required withholding tax upon vesting. We repurchased the remaining vesting shares on the vesting date at current market price. See Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.OTHER INFORMATION.

Effective as of November 1, 2023, Amplify Energy Corp. and Amplify Energy Services LLC entered into employment agreements (collectively, the “Employment Agreements”) with each of Eric Dulany, James Frew, Daniel Furbee, Tony Lopez, Eric Willis and Martyn Willsher (each, an “Executive”, and collectively, the “Executives”). The Employment Agreements replace and supersede any prior agreements related to the Executives’ employment, including the prior employment agreements entered into with each Executive.

Pursuant to the Employment Agreements, Mr. Dulany will serve as Vice President and Chief Accounting Officer, Mr. Frew will serve as Senior Vice President and Chief Financial Officer, Mr. Furbee will serve as Senior Vice President and Chief Operating Officer, Mr. Lopez will serve as Senior Vice President Engineering and Exploitation, Mr. Willis will serve as Senior Vice President, General Counsel and Corporate Secretary, and Mr. Willsher will serve as President and Chief Executive Officer. Each of the Executives, other than Messrs. Dulany and Mr. Willsher, will report to the Chief Executive Officer. Mr. Dulany will report to the Chief Financial Officer. Mr. Willsher will report to the Board.

The Employment Agreements provide for an annual base salary (the “Base Salary”) of $255,000 for Mr. Dulany, $364,000 for each of Messrs. Frew, Furbee, and Willis, $322,400 for Mr. Lopez, and $520,000 for Mr. Willsher. The Executives will be eligible for a discretionary annual cash bonus (the “Annual Bonus”) with a target equal to a percentage of the Base Salary (50% for Mr. Dulany, 70% for each of Messrs. Frew, Furbee, Lopez and Willis, and 100% for Mr. Willsher). Additionally, the Employment Agreements provide the Executives will be eligible to receive long-term incentive compensation as determined by the Board in its discretion.

The Employment Agreements provide for a Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”) “best-net” cutback, which would cause an automatic reduction in any payments or benefits the Executives would receive that constitute parachute payments within the meaning of Section 280G of the Code, in the event such reduction would result in the Executives receiving greater payments and benefits on an after-tax basis.

Upon any termination of employment with the Company, each Executive will be entitled to: (i) accrued but unpaid then current Base Salary through the termination date; (ii) unreimbursed business expenses incurred through the termination date and (iii) payment of any amounts accrued and vested under any employee benefit plans or programs of the Company, and any payments or benefits required to be made or provided under applicable law (collectively, the “Accrued Amounts”).

If an Executive’s employment with the Company is terminated due to death or “disability” (as defined in the Employment Agreements), then in addition to the Accrued Amounts and subject to the Executive’s execution and non-revocation of a general release of claims and continued compliance with the restrictive covenants, as applicable, the Executive is entitled to: (i) any unpaid Annual Bonus with respect to the calendar year ending on or preceding the termination date, in an amount equal to the Annual Bonus amount the Executive would have received (if any) had the Executive been employed on the payment date (the “Prior Year Bonus”), payable at the same time annual bonuses for such year are paid to actively-employed senior executives of the Company; and (ii) a pro rata portion of the target Annual Bonus for the calendar year in which the termination occurs (the “Pro Rata Bonus Amount”), payable within 70 days following the termination date.

In the event of a termination of the Executive’s employment with the Company without “cause” (as defined below) or for “good reason” (as defined below), then in addition to the Accrued Amounts and subject to the Executive’s execution and non-revocation of a general release of claims and continued compliance with the restrictive covenants, the Executive will be entitled to: (i) the Prior Year Bonus, if any; (ii) the Pro Rata Bonus Amount, if any; (iii) an amount equal to two times (one times, with respect to Mr. Dulany) the Executive’s annual Base Salary as in effect on the day before the termination date, payable in a lump sum within 70 days following the termination date and (iv) up to 12 months of continued health insurance benefits under the Company group health plan (at the employee rate), subject to the Executive’s continued eligibility for COBRA coverage and terminable if the Executive obtains other employment offering group health plan coverage.

In the event of a termination of the Executive’s employment with the Company without “cause” or for “good reason” within the 18-month period following a Change of Control (as defined in the Employment Agreement), then in addition to the Accrued Amounts and subject to the Executive’s execution and non-revocation of a general release of claims and continued compliance with the restrictive covenants, the Executive will be entitled to: (i) the Prior Year Bonus, if any; (ii) the Pro Rata Bonus Amount, if any; (iii) an amount equal to two times (one times, with respect to Mr. Dulany) the sum of (x) the Executive’s annual Base Salary as in effect on the day before the termination date, and (y) the target Annual Bonus, payable in a lump sum within 70 days following the termination date and (iv) up to 12 months of continued health insurance benefits under the Company group health plan (at the employee rate), subject to the Executive’s continued eligibility for COBRA coverage and terminable if the Executive obtains other employment offering group health plan coverage.

For purposes of the Employment Agreements, the Company will have “cause” to terminate an Executive’s employment upon the occurrence of the Executive’s: (i) conviction of a felony, or plea of guilty or nolo contendere to, any felony or any crime of moral turpitude; (ii) repeated intoxication by alcohol or drugs during the performance of the Executive’s duties; (iii) embezzlement or other willful and intentional misuse of any of the funds of the Company or its direct or indirect subsidiaries; (iv) commission of a demonstrable act of fraud; (v) willful and material misrepresentation or concealment on any written reports submitted to the Company or its direct or indirect subsidiaries; (vi) material breach of the Employment Agreement or any other agreement with the Company; (vii) failure to follow or comply with the reasonable, material and lawful written directives of the Board or (viii) conduct constituting a material breach of the Company’s then-current code of conduct or other similar written policy which has been provided to the Executive.

For purposes of the Employment Agreement, the Executive will have “good reason” to terminate their employment with the Company upon the occurrence of any of the following without their written consent: (i) a relocation of the Executive’s principal work location to a location in excess of 40 miles from its then current location (provided that, a relocation shall not include: (A) the Executive’s travel for business in the course of performing the Executive’s duties for the Company, (B) the Executive working remotely or (C) the Company requiring the Executive to report to the office within the Executive’s principal place of employment (instead of working remotely)); (ii) a reduction in the Executive’s then current Base Salary or target Annual Bonus, or both; (iii) a material breach of any provision of the Employment Agreement by the Company or (iv) any material reduction in the Executive’s title, authority, duties, responsibilities or reporting relationship from those in effect as of the effective date of the Employment Agreement, except to the extent such reduction occurs in connection with the Executive’s termination of employment for “cause” or due to the Executive’s death or disability.

The Employment Agreements include a perpetual confidentiality covenant, a non-competition covenant that applies during employment and the 12-month period thereafter, non-solicitation and non-interference covenants that apply during employment and the 12-month period thereafter, and a mutual non-disparagement covenant.

The foregoing description of the Employment Agreements does not purport to be complete and is qualified in its entirety by reference to the Employment Agreements, which are each attached hereto as Exhibits 10.1 through 10.6.

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

3.3	—	Third Amended and Restated Bylaws of Amplify Energy Corp. (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35512) filed on November 15, 2021).

10.1*	—	Employment Agreement, dated November 1, 2023, by and between Amplify Energy Corp., Amplify Energy Services LLC and Eric Dulany.

10.2*	—	Employment Agreement, dated November 1, 2023, by and between Amplify Energy Corp., Amplify Energy Services LLC and James Frew.

10.3*	—	Employment Agreement, dated November 1, 2023, by and between Amplify Energy Corp., Amplify Energy Services LLC and Daniel Furbee.

10.4*	—	Employment Agreement, dated November 1, 2023, by and between Amplify Energy Corp., Amplify Energy Services LLC and Tony Lopez.

10.5*	—	Employment Agreement, dated November 1, 2023, by and between Amplify Energy Corp., Amplify Energy Services LLC and Eric Willis.

10.6*	—	Employment Agreement, dated November 1, 2023, by and between Amplify Energy Corp., Amplify Energy Services LLC and Martyn Willsher.

31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	—	Inline XBRL Instance Document

101.SCH*	—	Inline XBRL Schema Document

101.CAL*	—	Inline XBRL Calculation Linkbase Document

101.DEF*	—	Inline XBRL Definition Linkbase Document

101.LAB*	—	Inline XBRL Labels Linkbase Document

101.PRE*	—	Inline XBRL Presentation Linkbase Document

104*	—	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed as an exhibit to this Quarterly Report on Form 10-Q.
**	Furnished as an exhibit to this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amplify Energy Corp.
(Registrant)

Date:	November 6, 2023	By:	/s/ James Frew
		Name:	James Frew
		Title:	Senior Vice President and Chief Financial Officer

Date:	November 6, 2023	By:	/s/ Eric Dulany
		Name:	Eric Dulany
		Title:	Vice President and Chief Accounting Officer