Form 10-K
period 2023-12-31
Amplify Energy Corp.
filed 2024-03-07
CIK 1533924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $213.3 million on June 30, 2023, based on $6.77 per share, the last reported sales price of the shares on the New York Stock Exchange on such date.

As of February 28, 2024, the registrant had 39,470,258 outstanding shares of common stock, $0.01 par value per share.

Documents Incorporated By Reference: Portions of the registrant’s definitive proxy statement relating to its 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2023, are incorporated by reference to the extent set forth in Part III, Items 10-14 of this Form 10-K.

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

MMBbls: One million stock tank barrels.

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

SEC: The U.S. Securities and Exchange Commission.

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

WTI: West Texas Intermediate.

NAMES OF ENTITIES

As used in this 2023 Annual Report on Form 10-K (this “Annual Report”), unless we indicate otherwise:

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

FORWARD–LOOKING STATEMENTS

This Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

●	business strategies;
●	ongoing impact of the oil incident that occurred off the coast of Southern California resulting from the Company’s pipeline operations (the “Pipeline”) at the Beta field (the “Incident”);
●	acquisition and disposition strategy;
●	cash flows and liquidity;
●	financial strategy;
●	ability to replace the reserves we produce through drilling;
●	drilling locations;
●	oil and natural gas reserves;
●	technology;
●	realized oil, natural gas and NGL prices;
●	production volumes;
●	lease operating expense;
●	gathering, processing and transportation;
●	general and administrative expense;
●	future operating results;
●	ability to procure drilling and production equipment;
●	ability to procure oil field labor;
●	planned capital expenditures and the availability of capital resources to fund capital expenditures;
●	ability to access capital markets;
●	marketing of oil, natural gas and NGLs;
●	political and economic conditions and events in foreign oil and natural gas producing countries, including embargoes, continued hostilities in the Middle East and other sustained military campaigns;
●	acts of God, fires, earthquakes, storms, floods, other adverse weather conditions, war, acts of terrorism, cybersecurity breaches, military operations or national emergency;
●	the occurrence or threat of epidemic or pandemic diseases, or any government response to such occurrence or threat;

●	expectations regarding general economic conditions, including inflation;
●	competition in the oil and natural gas industry;
●	effectiveness of risk management activities;
●	environmental liabilities;
●	counterparty credit risk;
●	expectations regarding governmental regulation and taxation;
●	expectations regarding developments in oil-producing and natural-gas producing countries; and
●	plans, objectives, expectations and intentions.

All statements, other than statements of historical fact, included in this report are forward-looking statements. These forward-looking statements may be found in “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other items within this Annual Report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “outlook,” “continue,” the negative of such terms or other comparable terminology. These statements address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as projections of results of operations, plans for growth, goals, future capital expenditures, competitive strengths, references to future intentions and other such references. These forward-looking statements involve risks and uncertainties. Important factors that could cause the Company’s actual results or financial condition to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following risks and uncertainties:

●	risks related to the Incident and the ongoing impact to the Company;
●	risks related to a redetermination of the borrowing base under the Company’s senior secured reserve-based revolving credit facility (the “Revolving Credit Facility”);
●	the Company’s ability to access funds on acceptable terms, if at all, because of the terms and conditions governing its indebtedness, including financial covenants;
●	the Company’s ability to satisfy its debt obligations;
●	volatility in the prices for oil, natural gas and NGLs;
●	the potential for additional impairments due to continuing or future declines in oil, natural gas and NGL prices;
●	the uncertainty inherent in estimating quantities of oil, natural gas and NGL reserves;
●	the Company’s substantial future capital requirements, which may be subject to limited availability of financing;
●	the uncertainty inherent in the development and production of oil and natural gas;
●	the Company’s need to make accretive acquisitions or substantial capital expenditures to maintain its declining asset base;
●	the existence of unanticipated liabilities or problems relating to acquired or divested businesses or properties;
●	potential acquisitions, including the Company’s ability to make acquisitions on favorable terms or to integrate acquired properties;

●	the consequences of changes the Company has made, or may make from time to time in the future, to its capital expenditure budget, including the impact of those changes on its production levels, reserves, results of operations and liquidity;
●	potential shortages of, or increased costs for, drilling and production equipment and supply materials for production, such as CO2;
●	potential difficulties in the marketing of oil and natural gas;
●	changes to the financial condition of counterparties;
●	uncertainties surrounding the success of the Company’s secondary and tertiary recovery efforts;
●	competition in the oil and natural gas industry;
●	the Company’s results of evaluation and implementation of strategic alternatives;
●	general political and economic conditions, globally and in the jurisdictions in which we operate, including the Russian invasion of Ukraine, the Israel-Hamas war and the potential destabilizing effect such conflicts may pose for the European continent or the global oil and natural gas markets;
●	the impact of climate change and natural disasters, such as earthquakes, tidal waves, mudslides, fires and floods;
●	the impact of local, state and federal governmental regulations, including those related to climate change and hydraulic fracturing;
●	the risk that the Company’s hedging strategy may be ineffective or may reduce our income;
●	the cost and availability of insurance as well as operating risks that may not be covered by an effective indemnity or insurance;
●	actions of third-party co-owners of interest in properties in which we also own an interest; and
●	other risks and uncertainties described in “Item 1A. Risk Factors.”

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

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those highlighted in this section titled “Risk Factors” and summarized below. We have various types of risks, including risks related to our business and industry; information technology, data security and privacy; legal, regulatory, accounting, and tax matters; our common stock; and our Revolving Credit Facility, which are discussed more fully elsewhere in this Annual Report. As a result, this risk factor summary does not contain all of the information that may be important to you, and you should read this risk factor summary together with the more detailed discussion of risks and uncertainties set forth following this section under the heading “Risk Factors,” as well as elsewhere in this Annual Report. These risks include, but are not limited to, the following:

●	Oil, natural gas and NGL prices are volatile, due to factors beyond our control, and greatly affect our business, results of operations and financial condition. Any decline in, or sustained low levels of oil, natural gas and NGL prices will cause a decline in our cash flow from operations, which could materially and adversely affect our business, results of operations and financial condition.
●	If commodity prices decline for a prolonged period, a significant portion of our development projects may become uneconomic and result in write downs of the value of our oil and natural gas properties, which may adversely affect our financial condition and our ability to fund our operations.
●	Our business could be adversely affected by a decline in general economic conditions or a weakening of the broader energy industry, and inflation may adversely affect our financial position and operating results.
●	We may be unable to maintain compliance with the covenants in the Revolving Credit Facility, which could result in an event of default thereunder that, if not cured or waived, would have a material adverse effect on our business and financial condition.
●	Restrictive covenants in our Revolving Credit Facility could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.
●	Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligation to increase significantly.
●	Our estimated reserves and future production rates are based on many assumptions that may turn out to be inaccurate. Any material inaccuracies in our reserve estimates or underlying assumptions will materially affect the quantities and present value of our estimated reserves.
●	The failure to replace our proved oil and natural gas reserves could adversely affect our business, financial condition, results of operations, production and cash flows.
●	Many of our properties are in areas that may have been partially depleted or drained by offset wells.
●	Our expectations for future development activities are planned to be realized over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of such activities.
●	The inability of our significant customers to meet their obligations to us may adversely affect our financial results.
●	We are subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting our operations.
●	Our assumptions and estimates regarding the total aggregate costs associated with the Incident may be inaccurate, which could materially and adversely affect our business, results of operations and financial condition.
●	We may be subject to increased permitting obligations and regulatory scrutiny as a result of the Incident.

PART I

ITEM 1.BUSINESS

References

Amplify Energy Corp. (“Amplify Energy,” the “Company,” “we,” “us,” “our,” or similar terms), is a publicly traded Delaware corporation, in which our common stock is listed on the NYSE under the symbol “AMPY.”

Overview

Amplify Energy is an independent oil and natural gas company engaged in the acquisition, development, exploitation and production of oil and natural gas properties. Our management evaluates performance based on one reportable business segment, as the economic environments are not different within the operation of our oil and natural gas properties. Our business activities are conducted through OLLC, our wholly owned subsidiary, and its wholly owned subsidiaries. Our assets consist primarily of producing oil and natural gas properties located in Oklahoma, the Rockies (“Bairoil”), federal waters offshore Southern California (“Beta”), East Texas/North Louisiana, and Eagle Ford (Non-op). Most of our oil and natural gas properties are located in large, mature oil and natural gas reservoirs.

The Company’s properties consist primarily of operated and non-operated working interests in producing and undeveloped leasehold acreage and working interests in identified producing wells. As of December 31, 2023:

●	Our total estimated proved reserves were approximately 98.1 MMBoe, consisted of approximately 42% oil, 38% natural gas, and 20% NGLs, and 98% were classified as proved developed reserves;
●	We produced from 2,516 gross (1,348 net) producing wells across our properties, with an average working interest of 54%, and the Company is the operator of record of the properties containing 92% of our total estimated proved reserves; and
●	Our average net production for the three months ended December 31, 2023, was 20.8 MBoe/d, implying a reserve-to-production ratio of approximately 12.9 years.

Industry Trends

During 2023, commodity prices generally declined when compared to the same period of 2022 and, as a result, we experienced a decrease in revenues. The Company expects continued price volatility in 2024.

We continue to monitor the impact of the actions of the Organization of the Petroleum Exporting Countries and other large producing nations; the Russia-Ukraine conflict; conflicts in the Middle East; global inventories of oil and natural gas and the uncertainty associated with recovering oil demand; inflation and future monetary policy; and governmental policies aimed at transitioning towards lower carbon energy. The Russia-Ukraine conflict and conflicts in the Middle East continue to evolve, and the extent to which these events may impact our business, results of operations, financial condition and cash flows will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

Properties

We engaged Cawley, Gillespie and Associates, Inc. (“CG&A”), our independent reserve engineers, to prepare our reserves estimates for all of our proved reserves at December 31, 2023. The following table summarizes information, based on a reserve report prepared by CG&A (which we refer to as our “reserve report”), about our proved oil and natural gas reserves by geographic region as of December 31, 2023, and our average net production for the three months ended December 31, 2023:

					Average Net
	Estimated Net Proved Reserves				Production		Average
		% Oil					Reserve-to
	MMBoe	and	% Natural	% Proved		% of	Production	Producing Wells
Region	(1)	NGL	Gas	Developed	MBoe/d	Total	Ratio (2)	Gross	Net
							(Years)
Oklahoma	29.5	48%	52%	100%	5.5	27%	14.7	372	273
Bairoil	23.5	100%	—%	100%	3.4	16%	18.9	137	137
Beta (3)	12.7	100%	—%	91%	3.0	14%	11.6	49	49
East Texas/ North Louisiana	29.9	26%	74%	100%	8.0	38%	10.3	1,564	864
Eagle Ford	2.5	90%	10%	68%	0.9	4%	7.5	394	25
Total	98.1	61%	39%	98%	20.8	100%	12.9	2,516	1,348
(1)	Determined using a ratio of six Mcf of natural gas to one Bbl of oil, condensate or NGLs based on an approximate energy equivalency. This is an energy content correlation and does not reflect a value or price relationship between the commodities.
(2)	The average reserve-to-production ratio is calculated by dividing estimated net proved reserves as of December 31, 2023 by the annualized average net production for the three months ended December 31, 2023.
(3)	The Beta field returned to production in April 2023.

Our Areas of Operation

Oklahoma

Approximately 30% of our estimated proved reserves as of December 31, 2023 and approximately 27% of our average daily net production for the three months ended December 31, 2023 were located in the Oklahoma region. Our Oklahoma properties include wells and properties primarily located in Alfalfa and Woods counties in Oklahoma. Those properties collectively contained 29.5 MMBbls of estimated net proved reserves as of December 31, 2023 based on our reserve report and generated average net production of 5.5 MBoe/d for the three months ended December 31, 2023.

Based on our reserve report, the Dacoma field contains more than 15% of our total estimated reserves. The following table summarizes production volumes from this field for the period presented:

	For the Year Ended
	December 31,
	2023	2022
Production Volumes:
Oil (MBbls)	348	383
NGLs (MBbls)	487	514
Natural Gas (MMcfe)	5,001	5,359
Total (MBoe)	1,669	1,790
Average net production (MBoe/d)	4.6	4.9

Bairoil

Approximately 24% of our estimated proved reserves as of December 31, 2023 and approximately 16% of our average daily net production for the three months ended December 31, 2023 were located in Bairoil. Our Bairoil properties include wells and properties primarily located in the Lost Soldier and Wertz fields in Wyoming at our Bairoil complex. Our Bairoil properties contained 23.5 MMBbls of estimated net proved oil and NGLs reserves as of December 31, 2023 based on our reserve report and generated average net production of 3.4 MBoe/d for the three months ended December 31, 2023.

Beta

Approximately 13% of our estimated proved reserves as of December 31, 2023 were associated with the Beta field located in federal waters approximately 11 miles offshore from the Port of Long Beach, California. Our ownership in Beta consists of 100% of the working interests and 75.2% average net revenue interest in three Pacific Outer Continental Shelf lease blocks (P-0300, P-0301 and P-0306) (referred to as the “Beta Unit”) in the Beta field. The Beta properties contained 12.7 MMBbls of estimated net proved oil reserves as of December 31, 2023 based on our reserve report and generated average net production of 3.0 MBoe/d for the three months ended December 31, 2023. Oil and gas are produced from the Beta Unit via two production platforms, referred to as the Ellen and Eureka platforms, equipped with permanent drilling rigs and associated equipment. On a third platform, Elly, the oil, water and gas are separated, and the oil is prepared for sale, while the gas is utilized as fuel for power and the water is recycled back into the reservoir for pressure maintenance. Sales quality oil is then pumped from the Elly platform to the Beta pump station located onshore at the Port of Long Beach, California via a 16-inch diameter oil pipeline, which extends approximately 17.5 miles. Amplify Energy’s wholly owned subsidiary, San Pedro Bay Pipeline Company owns and operates the pipeline system.

For a discussion regarding the Incident, see Note 15 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report for additional information.

East Texas / North Louisiana

Approximately 30% of our estimated proved reserves as of December 31, 2023 and approximately 38% of our average daily net production for the three months ended December 31, 2023 were located in the East Texas/ North Louisiana region. Our East Texas/ North Louisiana properties include wells and properties primarily located in the Joaquin, Carthage, Willow Springs and East Henderson fields in East Texas. Those properties collectively contained 29.9 MMBoe of estimated net proved reserves as of December 31, 2023 based on our reserve report and generated average net production of 8.0 MBoe/d for the three months ended December 31, 2023.

Eagle Ford

Approximately 3% of our estimated proved reserves as of December 31, 2023 and approximately 4% of our average daily net production for the three months ended December 31, 2023 were located in the Eagle Ford region. Our Eagle Ford properties include wells and properties in fields located primarily in the Eagleville fields. Our Eagle Ford properties contained 2.5 MMBoe of estimated net proved reserves as of December 31, 2023 based on our reserve report. Those properties collectively generated average net production of 0.9 MBoe/d for the three months ended December 31, 2023.

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

Estimated Proved Reserves

The following table summarizes our estimated proved oil and natural gas reserves and related standardized measure of discounted future net cash flows attributable to our properties as of December 31, 2023, which are based on the prepared reserve report by CG&A, our independent reserve engineers.

	Reserves
	Oil	Natural Gas	NGLs	Total
	(MBbls)	(MMcf)	(MBbls)	(MBoe) (1)
Estimated Proved Reserves
Developed	39,306	226,427	19,108	96,151
Undeveloped	1,772	451	77	1,926
Total	41,078	226,878	19,185	98,077

Proved developed reserves as a percentage of total proved reserves				98%

Standardized measure (in thousands) (2)				$626,130
PV-10 (in thousands) (3)				$757,013

Oil and Natural Gas Prices (4)
Oil – WTI ($ per Bbl)				$78.22
Natural gas – Henry Hub ($ per MMBtu)				$2.64
(1)	Determined using a ratio of six Mcf of natural gas to one Bbl of oil, condensate or NGLs based on an approximate energy equivalency. This is an energy content correlation and does not reflect a value or price relationship between the commodities.
(2)	Standardized measure is calculated in accordance with Accounting Standards Codification, or ASC, Topic 932, Extractive Activities—Oil and Gas, and is calculated using SEC pricing, before market differentials, of $78.22 per Bbl for crude oil and NGLs and $2.64 per MMBtu for natural gas. Standardized measure is the present value of estimated future net revenues to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC without giving effect to non-property related expenses, such as general and administrative expenses, interest expense, or to depletion, depreciation and amortization. The future cash flows are discounted using an annual discount rate of 10%. Standardized measure does not give effect to derivative transactions. For a description of our commodity derivative contracts, see “Item 1. Business — Operations — Derivative Activities” as well as “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Commodity Derivative Contracts.”

(3)	PV-10 is a non-GAAP financial measure and represents the year end present value of estimated future cash inflows from proved oil and natural gas reserves, less future development and operating costs, discounted at 10% per annum to reflect the timing of future cash flows and using SEC prescribed pricing assumptions for the period. PV-10 differs from standardize measure because standardized measure includes the effects of future income taxes on future net cash flows. Standardized measure is prescribed by the SEC as an industry standard asset value measure to compare reserves with consistent pricing costs and discount assumptions. Amplify believes the presentation of PV-10 provides useful information because it is widely used by investors in evaluating oil and natural gas companies without regard to specific income tax characteristics of such entities. PV-10 is not intended to represent the current market value of our estimated proved reserves. PV-10 should not be considered in isolation or as a substitute for the standardized measure of discounted future net cash flows as defined under GAAP.
(4)	Our estimated net proved reserves and related standardized measure were determined using 12-month trailing average oil and natural gas index prices, calculated as the unweighted arithmetic average for the first-day-of-the-month price for each month in effect as of the date of the estimate, without giving effect to derivative contracts, held constant throughout the life of the properties. These prices were adjusted by lease for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead.

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

Development of Proved Undeveloped Reserves

As of December 31, 2023, we had 1,926 MBoe of proved undeveloped reserves (“PUDs”) comprised of 1,772 MBbls of oil, 451 MMcf of natural gas and 77 MBbls of NGLs. None of our proved undeveloped reserves as of December 31, 2023 are scheduled to be developed on a date more than five years from the date the reserves were initially booked as PUDs. PUDs will be converted from undeveloped to developed as the applicable wells begin production.

For the year ended December 31, 2023, total proved undeveloped reserves increased by 868 MBoe. The majority of this increase (1,122 MBoe) was due to the addition of 4 Beta PUD locations included in our 2024 budget offset by transfers (215 MBoe) to proved developed reserves from certain non-operated properties in the Eagle Ford and East Texas. Other changes (39 MBoe) included modifications to the non-operated Eagle Ford development plan.

Approximately 20.3% (215 MBoe) of our PUDs recorded as of December 31, 2022 were developed during the twelve months ended December 31, 2023. Total costs incurred to develop these PUDs were approximately $4.4 million, of which $1.8 million was incurred in fiscal year 2022 and $2.6 million incurred in fiscal year 2023. In total, we incurred total capital expenditures of approximately $2.6 million during fiscal year 2023 developing PUDs. Based on our current expectations of our cash flows, we believe that we can fund the drilling of our current PUD inventory and our expansions in the next five years from our cash flow from operations and borrowings under our Revolving Credit Facility. For a more detailed discussion of our liquidity position, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Production, Revenue and Price History

For a description of our production, revenues, and average sales prices and per unit costs, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

The following tables summarize our average net production, average unhedged sales prices by product and average lease operating cost expense per Boe by geographic region for the years ended December 31, 2023 and 2022, respectively:

	For the Year Ended December 31, 2023
	Oil		NGLs		Natural Gas		Total
		Average		Average		Average		Average	Lease
	Production	Sales	Production	Sales	Production	Sales	Production	Sales	Operating
	Volumes	Price	Volumes	Price	Volumes	Price	Volumes	Price	Expense
	(MBbls)	($/Bbl)	(MBbls)	($/Bbl)	(MMcf)	($/Mcf)	(MBoe)	($/Boe)	($/Boe)
Oklahoma	426	$76.14	602	$21.48	6,706	$2.95	2,145	$30.36	$9.25
Bairoil	1,199	72.15	—	—	—	—	1,199	72.15	41.34
Beta (1)	679	75.31	—	—	—	—	679	75.31	57.02
East Texas/ North Louisiana	157	75.05	681	23.08	13,359	2.46	3,065	19.67	8.12
Eagle Ford	312	76.29	40	19.47	232	2.52	391	64.44	16.82
Total	2,773	$74.17	1,323	$22.24	20,297	$2.62	7,479	$38.54	$18.66

Average net production (MBoe/d)							20.5
(1)	The Beta field restarted production in April 2023.

	For the Year Ended December 31, 2022
	Oil		NGLs		Natural Gas		Total
		Average		Average		Average		Average	Lease
	Production	Sales	Production	Sales	Production	Sales	Production	Sales	Operating
	Volumes	Price	Volumes	Price	Volumes	Price	Volumes	Price	Expense
	(MBbls)	($/Bbl)	(MBbls)	($/Bbl)	(MMcf)	($/Mcf)	(MBoe)	($/Boe)	($/Boe)
Oklahoma	488	$95.10	660	$31.57	7,343	$7.00	2,371	$50.00	$9.11
Bairoil	1,325	88.52	—	—	—	—	1,325	88.52	39.17
Beta (1)	18	77.55	—	—	—	—	18	77.55	1,524.98
East Texas/ North Louisiana	175	93.55	680	36.61	15,367	6.16	3,416	39.78	6.97
Eagle Ford	321	96.87	49	33.69	283	6.36	418	82.82	15.97
Total	2,327	$91.34	1,389	$34.11	22,993	$6.43	7,548	$54.02	$17.45

Average net production (MBoe/d)							20.7
(1)	On October 2, 2021, the Beta field was shut-in after the Incident and therefore the table above reflects minimal activity.

Productive Wells

Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we own an interest and net wells are the sum of our fractional working interests owned in gross wells. The following table sets forth information relating to the productive wells in which we owned a working interest as of December 31, 2023.

	Oil		Natural Gas
	Gross	Net	Gross	Net
Operated (1)	500	457	928	782
Non-operated	488	40	600	69
Total	988	497	1,528	851
(1)	Our operated properties reflect all operated proved devolved producing properties at December 31, 2023.

Developed Acreage

Acreage related to royalty, overriding royalty and other similar interests is excluded from this summary. As of December 31, 2023, substantially all of our leasehold acreage was held by production. The following table sets forth information as of December 31, 2023 relating to our leasehold acreage.

Region	Developed Acreage (1)
	Gross (2)	Net (3)
Oklahoma	112,221	94,464
Bairoil	6,653	6,653
Beta	17,280	17,280
East Texas/ North Louisiana	243,101	181,460
Eagle Ford	14,167	811
Total	393,422	300,668
(1)	Developed acres are acres spaced or assigned to productive wells or wells capable of production.
(2)	A gross acre is an acre in which we own a working interest. The number of gross acres is the total number of acres in which we own a working interest.
(3)	A net acre is deemed to exist when the sum of our fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Undeveloped Acreage

As of December 31, 2023, we had no gross and net undeveloped acreage expiring over the next two years as all of our gross and net acreage is currently held by production.

Drilling Activities

Our drilling activities primarily consist of development wells. The following table sets forth information with respect to (i) wells drilled and completed during the periods indicated and (ii) wells drilled in a prior period but completed during the periods indicated. The information should not be considered indicative of future performance, nor should a correlation be assumed between the number of productive wells drilled, quantities of reserves found or economic value. At December 31, 2023, we had no wells that were in various stages of completion.

	For the Year Ended December 31,
	2023		2022
	Gross	Net	Gross	Net
Development wells:
Productive	9.0	0.5	27.0	1.1
Dry	—	—	1	0.1
Exploratory wells:
Productive	—	—	—	—
Dry	—	—	—	—
Total wells:
Productive	9.0	0.5	27.0	1.1
Dry	—	—	1.0	0.1
Total	9.0	0.5	28.0	1.2

Delivery Commitments

We have no commitments to deliver a fixed and determinable quantity of our oil or natural gas production in the near future under our existing sales contracts.

Operations

General

As of December 31, 2023, the Company is the operator of record of properties containing 92% of our total estimated proved reserves. We design and manage the development, recompletion and/or workover operations, and supervise other operation and maintenance activities for all of the wells we operate. We do not own the drilling rigs used for drilling wells on our onshore properties; independent contractors provide all the equipment and personnel associated with these activities. Our Beta platforms have permanent drilling systems in place.

Marketing and Major Customers

The following individual customers each accounted for 10% or more of our total reported revenues for the period indicated:

	For the Year Ended
	December 31,
	2023	2022
Major customers:
HF Sinclair Corporation (formerly: Sinclair Oil & Gas Company)	24%	23%
Southwest Energy LP	13%	13%
Phillips 66	17%	n/a %
Koch Energy Services, LLC	n/a %	13%

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

Derivative Activities

We enter into commodity derivative contracts with unaffiliated third parties, generally lenders under our Revolving Credit Facility or their affiliates, to achieve more predictable cash flows and to reduce our exposure to fluctuations in oil and natural gas prices. We intend to enter into commodity derivative contracts at times and on terms desired to maintain a portfolio of commodity derivative contracts covering at least 50% − 75% of our estimated production from total proved developed producing reserves over a one-to-three-year period at any given point of time. We may, however, from time to time, hedge more or less than this approximate amount.

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

Hydraulic Fracturing

Hydraulic fracturing is used as a means to maximize the productivity of almost every well that we drill and complete, except in our offshore wells. Hydraulic fracturing is a necessary part of the completion process because our properties are dependent upon our ability to effectively fracture the producing formations in order to produce at economic rates. Our proved developed non-producing and proved undeveloped reserves make up 9.6% of the total proved reserves, with approximately 41.6% of these requiring hydraulic fracturing as of December 31, 2023.

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
• Cybersecurity;

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

BOEM is responsible for managing environmentally and economically responsible development of the nation’s offshore resources. Its functions include offshore leasing, resource evaluation, review and administration of oil and gas exploration and development plans, renewable energy development, and National Environmental Policy Act (“NEPA”) analysis and environmental review. Lessees must obtain BOEM approval for exploration, development and production plans prior to the commencement of offshore operations. BOEM generally requires that lessees have substantial net worth, post supplemental bonds or provide other acceptable assurances that the obligations will be met. In October 2020, BOEM and BSEE issued a proposed rule to clarify, streamline, and provide greater transparency to financial assurance requirements for the oil and gas industry, including streamlining the evaluation criteria for determining if and when additional security is required for Outer Continental Shelf (“OCS”) leases, pipeline rights-of-way and rights-of-use and easement (“RUE”) and revising the process for issuing decommissioning obligations for facilities on the OCS. Pursuant to Executive Order 13990, BOEM conducted a review of the 2020 proposal and decided not to move forward with the BOEM-administered portions, and instead issued a new notice of proposed rulemaking to address the financial policy concerns. BSEE finalized the BSEE-related provisions, which became effective on May 18, 2023, to focus on clarifying decommissioning obligations of RUE grant holders and promulgate BSEE policy regarding the obligations of predecessors that must decommission their units. In May 2023, BOEM issued a new notice of proposed rulemaking proposing to modify criteria for determining whether oil, gas, and sulfur lessees, RUE grant holders, and pipeline right-of-way grant holders are required to provide bonds or other financial assurance above what is currently required to ensure compliance with OCS obligations. The comment period has expired, and the final rule is expected to be issued in April 2024.

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

In June 2022, the U.S. Court of Appeals for the Ninth Circuit upheld a federal district court prohibition against BOEM and BSEE approving any plans or issuing permits involving hydraulic fracturing and/or acid well stimulation on the Pacific OCS until the agencies complete consultation with the U.S. Fish and Wildlife Service under the Endangered Species Act (the “ESA”) and submit a consistency determination under the Coastal Zone Management Act to the California Coastal Commission. Although we do not use either hydraulic fracturing or acid stimulation routinely in connection with our operations on the Beta properties, delays in the approval or refusal of plans and issuance of permits by BOEM or BSEE because of staffing, economic, environmental, legal or other reasons (or other actions taken by BOEM or BSEE) could adversely affect our offshore operations. The requirements imposed by BOEM and BSEE regulations are frequently changed and subject to new interpretations. Also, in addition to permits and approvals required by BOEM and BSEE, approvals and permits may be required from other agencies for the oil and gas operations associated with our Beta properties, such as the U.S. Coast Guard, the EPA, U.S. Department of Transportation, U. S. Army Corps of Engineers and the South Coast Air Quality Management District.

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

Water Discharges

The Federal Water Pollution Control Act (the “Clean Water Act”), the Safe Drinking Water Act (“SDWA”), the OPA and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including oil and hazardous substances, into navigable waters of the United States, as well as state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. These laws and regulations also prohibit certain activity in wetlands unless authorized by a permit issued by the U.S. Army Corps of Engineers (“Corps”). In June 2015, the EPA and the Corps issued a rule to revise the definition of “waters of the United States” (“WOTUS”) for all Clean Water Act programs, which never took effect before being replaced by the Navigable Waters Protection Rule (“NWPR”) in April 2020. The NWPR was vacated by two separate federal district courts in late 2021. The definition of WOTUS was further impacted by the U.S. Supreme Court’s decision issued in May 2023 in Sackett v. EPA wherein the Court held that the jurisdiction of the Clean Water Act extends only to those adjacent wetlands that are indistinguishable from traditional navigable bodies of water due to a continuous surface connection and rejected the “significant nexus” test embraced in earlier jurisprudence. In September 2023, EPA and the Corps published a direct-to-final rule redefining WOTUS to amend the January 2023 rule and align with the decision in Sackett. The final rule eliminated the “significant nexus” test from consideration when determining federal jurisdiction and clarified that the Clean Water Act only extends to relatively permanent bodies of water and wetlands that have a continuous surface connection with such bodies of water. To the extent a new rule or further litigation expands the scope of the Clean Water Act’s jurisdiction or impacts available agency resources, the Company could face increased costs and/or delays with respect to obtaining permits for dredge and fill activities in wetland areas.

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

In addition, in some instances, the operation of underground injection wells for the disposal of wastewater has been alleged to cause earthquakes. For example, the EPA released a report with findings and recommendations related to public concern about induced seismic activity from disposal wells. The report recommended strategies for managing and minimizing the potential for significant injection-induced seismic events. In some jurisdictions, such issues have led to orders prohibiting continued injection or the suspension of drilling in certain wells identified as possible sources of seismic activity or resulted in stricter regulatory requirements relating to the location and operation of underground injection wells. Such issues have also led to lawsuits by private parties alleging damages relating to induced seismicity. For example, the Railroad Commission of Texas (the “Commission”) requires applicants for new disposal wells that will receive non-hazardous produced water and hydraulic fracturing flowback fluid to conduct seismic activity searches utilizing the U.S. Geological Survey, which are intended to determine the potential for earthquakes within a circular area of 100 square miles around a proposed, new disposal well. The Commission is authorized to modify, suspend or terminate a disposal well permit if scientific data indicates a disposal well is likely to contribute to seismic activity. The Commission is also considering new restrictions that could limit the volume and pressure of produced water injected into disposal wells. Additionally, we conduct oil and gas drilling and production operations in the Mississippian Lime formation in Oklahoma, a high-water play, which requires us to dispose of large volumes of saltwater generated as part of our operations. The Oklahoma Geological Survey attributed an increase in seismic activity in Oklahoma to saltwater disposal wells in the Arbuckle formation and, the Oklahoma Corporation Commission (“OCC”), whose Oil and Gas Conservation Division regulates oil and gas operations in Oklahoma, issued regulations targeting saltwater disposal activities in certain areas of interest within the Arbuckle formation. The regulations include operational requirements (i.e., mechanical integrity testing of wells permitted for disposal of 20,000 or more barrels of water per day, daily monitoring and recording of well pressure and discharge volume), as well as orders to shut-in wells, reduce well depths, or decrease disposal volumes. Under these regulations, the OCC ordered us to limit the volume of saltwater disposed of in saltwater disposal wells in the Arbuckle formation, and it established caps for ten of our saltwater disposal wells, which caps are still in place. To ensure that we had an adequate number of wells for disposal, we secured permits for additional saltwater disposal wells outside of the Arbuckle formation. We are currently in compliance with all OCC saltwater disposal requirements and have maintained our production base without any negative material impact. However, any future orders or regulations addressing concerns about seismic activity from well injection in jurisdictions where we operate could affect or curtail our operations.

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

The BLM has previously issued a rule that would restrict hydraulic fracturing on federal and Indian lands, but the BLM rescinded that rule in December 2017, overruling the objections of several environmental groups and states that challenged rescission of the rule. In July 2023, legislation was introduced in Congress that, if passed, would give the EPA the authority to regulate hydraulic fracturing processes across the U.S. and require U.S. fracturing companies to publicly disclose the chemicals used in such process, but that legislation did not pass out of committee.

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

In November 2021, the EPA issued a proposed rule intended to establish standards for methane and volatile organic compounds (VOCs) from new and modified oil and natural gas production and natural gas processing and transmission facilities. The proposed rule sought to make the existing regulations in Subpart OOOOa more stringent and create a Subpart OOOOb to expand reduction requirements for new, modified, and reconstructed oil and gas sources, including standards focusing on certain source types that have never been regulated under the CAA (including intermittent vent pneumatic controllers, associated gas, and liquids unloading facilities). In addition, the proposed rule sought to establish “Emissions Guidelines,” creating a Subpart OOOOc that would require states to develop plans to reduce methane emissions from existing sources that must be at least as effective as presumptive standards set by EPA. In November 2022, the EPA issued a proposed rule supplementing the November 2021 proposed rule. Among other things, the November 2022 supplemental proposed rule removed an emissions monitoring exemption for small wellhead-only sites and created a new third-party monitoring program to flag large emissions events, referred to in the proposed rule as “super emitters”. The EPA announced a final rule in December 2023, which, among other things, requires the phase out of routine flaring of natural gas from new oil wells and routine leak monitoring at all well sites and compressor stations. Notably, EPA updated the applicability date for Subparts OOOOb and OOOOc to December 6, 2022, meaning that sources constructed prior to that date will be considered existing sources with later compliance dates under state plans. The final rule gives states, along with federal tribes that wish to regulate existing sources, two years to develop and submit their plans for reducing methane from existing sources. The final emissions guidelines under Subpart OOOOc provide three years from the plan submission deadline for existing sources to comply.

Additionally, in 2016, the BLM finalized rules related to further controlling the venting and flaring of natural gas on BLM land, which was challenged by a group of states. In September 2018, the BLM published a final rule that revised the 2016 rules, which was again challenged by states and environmental groups. On November 30, 2022, the BLM also issued a proposed rule to reduce the waste of natural gas from venting, flaring, and leaks during oil and gas production activities on Federal and Indian leases, and a final rule is expected in January 2024. As a result of these regulatory changes, the scope of any final methane regulations or the costs for complying with the federal methane regulations are uncertain. However, any future changes to the regulations governing methane emissions, and other air quality programs, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or utilize specific equipment or technologies to control emissions. Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs and could adversely impact our business.

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

Climate Change Regulation

At the international level, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France in 2015, which resulted in an agreement intended to nationally determine their contributions and set GHG emission reduction goals every five years beginning in 2020. In February 2021, the current administration announced reentry of the U.S. into the Paris Agreement along with a new “nationally determined contribution” for U.S. GHG emissions that would achieve emissions reductions of at least 50% relative to 2005 levels by 2030. Pursuant to its obligations as a signatory to the Paris Agreement, the United States has set a target to reduce its GHG emissions by 50-52% by the year 2030 as compared with 2005 levels and has agreed to provide periodic updates on its progress. In addition, in 2021, President Biden publicly announced the Global Methane Pledge, a pact that aims to reduce global methane emissions at least 30% below 2020 levels by 2030, including “all feasible reductions” in the energy sector. Since its formal launch at the United Nations Framework Convention on Climate Change 26th Conference of the Parties (“COP26”), over 150 countries have joined the pledge. COP26 concluded with the finalization of the Glasgow Climate Pact (the “Glasgow Pact”), which stated long-term global goals (including those in the Paris Agreement) to limit the increase in the global average temperature and emphasized reductions in GHG emissions. International commitments, re-entry into the Paris Agreement and President Biden’s executive orders may result in the development of additional regulations or changes to existing regulations. At the 27th conference of parties (“COP27”), President Biden announced the EPA’s proposed standards to reduce methane emissions from existing oil and gas sources, and agreed, in conjunction with the European Union and a number of other partner countries, to develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity natural gas. Additionally, at the 28th Conference of the Parties (“COP28”), nearly 200 countries, including the United States, entered into an agreement that calls for actions towards achieving, at a global scale, a tripling of renewable energy capacity and doubling energy efficiency improvements by 2030. The goals of the agreement, among other things, is to accelerate efforts towards the phase-down of unabated coal power, phase out inefficient fossil fuel subsidies, and take other measures that drive the transition away from fossil fuels in energy systems. Various state and local governments have also publicly committed to furthering the goals of the Paris Agreement.

The $1 trillion legislative infrastructure package passed by Congress in November 2021 includes a number of climate-focused spending initiatives targeted at climate resilience, enhanced response and preparation for extreme weather events, and clean energy and transportation investments. In August 2022, President Biden signed into law the Inflation Reduction Act of 2022. Among other things, the Inflation Reduction Act includes a methane emissions reduction program that amends the CAA to include a Methane Emissions and Waste Reduction Incentive Program for petroleum and natural gas systems. This program requires the EPA to impose a “waste emissions charge” on certain oil and gas sources that are already required to report under EPA’s Greenhouse Gas Reporting Program. In order to implement the program, the Inflation Reduction Act required revisions to GHG reporting regulations for petroleum and natural gas systems (Subpart W) by 2024. In July 2023, the EPA proposed to expand the scope of the Greenhouse Gas Reporting Program for petroleum and natural gas facilities, as required by the Inflation Reduction Act. Among other things, the proposed rule expands the emissions events that are subject to reporting requirements to include “other large release events” and applies reporting requirements to certain new sources and sectors. The rule is currently scheduled to be finalized in the spring of 2024 and would take effect on January 1, 2025, in advance of the deadline for GHG reporting for 2024 (March 2025). The fee imposed under the Methane Emissions and Waste Reduction Incentive Program for 2024 would be $900 per ton emitted over annual methane emissions thresholds, and would increase to $1,200 in 2025, and $1,500 in 2026. Additionally, a number of states have intensified or stated their intent to intensify efforts to support international climate commitments and treaties and have taken legal measures to reduce emissions of GHGs, including through carbon taxes, policies and incentives to encourage the use of renewable energy or alternative low-carbon fuels, the planned development of GHGs emission inventories and/or regional GHGs cap and trade programs.

At the state level, California enacted legislation in October 2023 that will ultimately require certain companies that do business in California and exceed specified financial thresholds to publicly disclose their Scopes 1, 2, and 3 GHG emissions, with third party assurance of such data, and issue public reports on climate-related financial risk and related mitigation measures. The implementing regulations for these laws have not yet been drafted and the requirements are currently set to begin taking effect in 2026, with additional requirements phasing in through 2030. While we are still assessing the impact of these requirements, additional reporting obligations could cause us to incur increased costs.

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

While we are subject to certain federal GHG monitoring and reporting requirements, our operations are not currently adversely impacted by existing federal, state and local climate change initiatives. The adoption and implementation of any new regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas we produce. For example, any GHG regulation could increase our costs of compliance by potentially delaying the receipt of permits and other regulatory approvals; requiring us to monitor emissions, install additional equipment or modify facilities to reduce GHG and other emissions; purchase emission credits; and utilize electric driven compression at facilities to obtain regulatory permits and approvals in a timely manner. Such climate change regulatory and legislative initiatives could have a material adverse effect on our business, financial condition and results of operations.

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

National Environmental Policy Act

Oil and natural gas exploration and production activities on federal lands are subject to the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the U.S. Departments of the Interior and Agriculture, to evaluate major federal actions having the potential to significantly impact the human environment. In the course of such evaluations, an agency evaluates the potential direct, indirect and cumulative impacts of a proposed project. If the proposed impacts are considered significant, the agency will prepare a detailed environmental impact statement that is made available for public review and comment. In July 2020, the White House’s Council on Environmental Quality published a final rule to amend the NEPA implementing regulations intended to streamline the environmental review process, including shortening the time for review as well as eliminating the requirement to evaluate cumulative impacts. The final rule required federal agencies to develop procedures consistent with the new rule within one year of the rule’s effective date (which was extended to two years in June 2021). The new regulations are subject to ongoing litigation, which has been stayed pending an ongoing review of the 2020 rule. In October 2021, the Council on Environmental Quality issued a notice of proposed rulemaking to amend the NEPA regulatory changes adopted in 2020 in two phases. Phase I of the Council on Environmental Quality’s proposed rulemaking process was finalized in April 2022, and generally restored provisions that were in effect prior to 2020. In July 2023, the Council on Environmental Quality issued a proposed rule for the Phase II rulemaking. The proposed Phase II rule restores certain mitigation language from the pre-2020 version of the NEPA regulations, and proposes further revisions to ensure the NEPA process “provides for efficient and effective environmental reviews,” and meets environmental, environmental justice and climate change objectives. A final rule is expected in April 2024. All of our current development and production activities, as well as proposed development plans, on federal lands, including those in the Pacific Ocean, require governmental permits that are subject to the requirements of NEPA. This environmental review process has the potential to delay the development of oil and natural gas projects. Authorizations under NEPA also are subject to protest, appeal or litigation, which can delay or halt projects.

Endangered Species Act and Migratory Bird Treaty Act

The federal ESA and analogous state statutes restrict activities that may adversely affect endangered and threatened species or their habitat. In August 2019, the U.S. Fish and Wildlife Service (the “FWS”) and National Marine Fisheries Service (“NMFS”) issued three rules amending the implementation of the ESA regulations revising, among other things, the process for listing species and designating critical habitats, which was challenged by a coalition of states and environmental groups. In June and July 2022, the FWS issued final rules rescinding the regulations defining “habitat” and governing critical habitat exclusions. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (“MBTA”), which makes it illegal to, among other things, hunt, capture, kill, possess, sell, or purchase migratory birds, nests, or eggs without a permit. This prohibition covers most bird species in the U.S. In January 2021, the Department of the Interior finalized a rule limiting the application of the MBTA. However, the Department of the Interior revoked the rule in October 2021. With this revocation of the January 2021 rule, the FWS returned to prohibiting incidental take and applying enforcement discretion pursuant to the MBTA, consistent with agency practice prior to 2017. In June 2023, the U.S. FWS issued three proposed rules governing critical habitat designation and expanding protection options for species listed as threatened pursuant to the ESA. The comment periods for these rules ended in August 2023, and final rules are expected by April 2024. Concurrently, the FWS issued an advanced notice of proposed rulemaking seeking comment on the Department of the Interior’s plan to develop regulations that authorize incidental take under certain prescribed conditions. The notice of proposed rulemaking was expected in October 2023 with a final rule to follow by April 2024; however, the notice of proposed rulemaking has not yet been issued. Future implementation of the rules implementing the ESA and the MBTA are uncertain. The designation of previously unidentified endangered or threatened species in areas where we operate could cause us to incur additional costs or become subject to operating delays, restrictions or bans. Numerous species have been listed or proposed for protected status in areas in which we currently, or could in the future, undertake operations. The presence of protected species in areas where we operate could impair our ability to timely complete or carry out those operations, lose leaseholds as we may not be permitted to timely commence drilling operations, cause us to incur increased costs arising from species protection measures, and consequently, adversely affect our results of operations and financial position. There is also increasing interest in nature-related matters beyond protected species, such as general biodiversity, which may similarly require us or our customers to incur costs or take other measures which may adversely impact our business or operations.

Occupational Safety and Health Act

We are also subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state laws that regulate the protection of the health and safety of employees. In addition, OSHA’s hazard communication standard requires that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. Other OSHA standards regulate specific worker safety aspects of our operations. For example, under a new OSHA standard limiting respirable silica exposure, the oil and gas industry was required to implement engineering controls and work practices to limit exposures below the new limits. Failure to comply with OSHA requirements can lead to the imposition of penalties. We believe that our operations are in substantial compliance with the OSHA requirements.

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

Moreover, effective April 2017, the PHMSA adopted new rules increasing the maximum administrative civil penalties for violation of the pipeline safety laws and regulations. PHMSA updates the maximum administrative civil penalties each year to account for inflation, and as of December 2023, the penalty limits are up to $266,015 per violation per day and up to $2,660,135 for a related series of violations. The PHMSA has also issued a final rule applying safety regulations to certain rural low-stress hazardous liquid pipelines that were not covered previously by some of its safety regulations. In March 2022, PHMSA announced a final rule, effective October 5, 2022, to improve pipeline safety and reduce methane emissions by requiring the installation of remotely controlled or automatic shut-off valves, or similar technologies, in new and replaced onshore natural gas and other hazardous liquid pipelines. In August 2022, PHMSA passed a final rule, effective May 24, 2023, to protect the safety and environmental protection of onshore gas transmission pipelines, which establishes new standards for identifying threats, failures and worst-case scenarios throughout from initial failure through conclusion of an incident. Additionally, in May 2023, PHMSA issued a proposed rule to implement congressional mandates to reduce methane leaks by up to 55% from new and existing natural gas transmission, distribution and gathering pipelines and liquefied natural gas facilities. The comment period for the rule ended in August 2023. A final rule has not yet been issued.

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

Human Capital

Overview

On December 31, 2023, the Company had 214 employees, none of whom were represented by labor unions or covered by any collective bargaining agreement. We strive to create a high-performing culture and positive work environment that allows us to attract and retain a diverse group of talented individuals who can foster the Company’s success. To attract and retain top talent, our human resources programs are designed to reward and incentivize our employees through competitive compensation practices, our commitment to employee health and safety, training and talent development and our commitment to diversity and inclusion.

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

It is our policy to provide our employees with a safe and healthy workplace and to follow procedures aimed at safeguarding employees. We believe accident prevention and efficiency in production run hand-in-hand. Our internal Stop Work Authority (“SWA”) empowers employees to pause operations so that an observed potential hazard can be eliminated or mitigated.

We are committed to maintaining a safe and healthy work environment by complying with state and federal regulations concerning the health and safety of our employees. Our employees are expected to demonstrate a cooperative spirit by working together to help us in this effort. As such, every employee is directly responsible for the proper care and use of Amplify property and equipment placed in their charge, either temporarily or on a regular basis.

Compensation

We operate in a highly competitive environment and have designed our compensation program to attract, retain and motivate talented and experienced individuals. Our compensation philosophy is designed to align the interests of our workforce with those of our stakeholders and to reward them for achieving the Company’s business and strategic objectives and driving shareholder value. We consider competitive market compensation paid by our peers and other companies comparable to us in size, geographic location and operations in order to ensure our compensation remains competitive and fulfills our goal of recruiting and retaining talented employees.

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

Diversity and Inclusion

We are committed to providing a diverse and inclusive workplace and career development opportunities to attract and retain talented employees. As of December 31, 2023, approximately 17% of our total workforce self-identified as a racial or ethnic minority and approximately 18% self-identified as female. As of the same date, approximately 29% of the employees located in our corporate headquarters self-identified as a racial or ethnic minority and approximately 49% self-identified as female. We recognize that a diverse workforce provides the opportunity to obtain unique perspectives, experiences, ideas, and solutions to help our business succeed. To that end, it is our policy to prohibit discrimination and harassment of any type and afford equal employment opportunities to employees and applicants without regard to race, color, religion, sex, national origin, age, disability, genetic information, veteran status, or any other basis protected by federal, state or local law. Further, it is our policy to forbid retaliation against any individual who reports, claims, or makes a charge of discrimination or harassment, fraud, unethical conduct, or a violation of our Company policies. To sustain and promote an inclusive culture, we maintain a robust compliance program rooted in our Code of Business Conduct and Ethics and other Company policies, which provide policies and guidance on non-discrimination, anti-harassment, and equal employment opportunities. We require all employees to complete periodic training sessions on various aspects of our corporate policies through an annual acknowledgment and certification process.

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

In addition to these programs, we have several other programs designed to further promote the health and wellness of our employees, including, among others, an employee assistance program that offers counseling and referral services for a broad range of personal and family situations.

The success of our business is fundamentally connected to the safety and well-being of our employees. Our focus remains on providing a safe office environment for our employees while continuing to allow for remote work, hybrid work and flexible work schedules where feasible. With the support of the varying work arrangements and a geographically dispersed workforce, we continue to develop ways to best support our people.

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

Our revenues, operating results, profitability, liquidity, future growth and the value of our assets depend primarily on prevailing commodity prices. Historically, oil and natural gas prices have been volatile and fluctuate in response to changes in supply and demand, market uncertainty, and other factors that are beyond our control, including:

●	the regional, domestic and foreign supply of oil, natural gas and NGLs;
●	the level of commodity prices and expectations about future commodity prices;
●	the level of global oil and natural gas exploration and production;
●	localized supply and demand fundamentals, including the proximity and capacity of pipelines and other transportation facilities, and other factors that result in differentials to benchmark prices from time to time;
●	the cost of exploring for developing, producing and transporting reserves;
●	the price and quantity of foreign imports;
●	political and economic conditions in oil producing countries, including conflicts in or among the Middle East, Africa, South America, Russia and Israel;
●	the ability of members of the Organization of Petroleum Exporting Countries (“OPEC”) to agree to and maintain oil price and production controls;
●	speculative trading in crude oil and natural gas derivative contracts;
●	the level of consumer product demand;
●	weather conditions and other natural disasters;
●	risks associated with operating drilling rigs;
●	technological advances affecting exploration and production operations and overall energy consumption;
●	domestic and foreign governmental regulations and taxes;
●	the impact of energy conservation efforts;

●	the continued threat of terrorism and the impact of military and other action, including the Russian invasion of Ukraine and the Israel-Hamas war and the potential destabilizing effect such conflicts may pose for the European continent or the global oil and natural gas markets;
●	the price and availability of competitors’ supplies of oil and natural gas and alternative fuels; and
●	overall domestic and global economic conditions.

These factors and the volatility of the energy markets make it extremely difficult to predict future oil, natural gas and NGL price movements with any certainty. For example, for the five years ended December 31, 2023, the NYMEX-WTI oil future price ranged from a high of $122.11 per Bbl to a low of $(37.63) per Bbl, while the NYMEX-Henry Hub natural gas future price ranged from a high of $9.68 per MMBtu to a low of $1.48 per MMBtu. For the year ended December 31, 2023, the WTI posted prices ranged from a high of $93.68 per Bbl on September 27, 2023 to a low of $66.74 per Bbl on March 17, 2023 and NYMEX-Henry Hub natural gas market price ranged from a high of $4.17 per MMBtu on January 4, 2023 to a low of $1.99 per MMBtu on March 29, 2023. Likewise, NGLs, which are made up of ethane, propane, isobutane, normal butane and natural gasoline, each of which has different uses and different pricing characteristics, have sustained depressed realized prices during this period and are generally correlated with the price of oil. A further or extended decline in commodity prices could materially and adversely affect our business, results of operations and financial condition.

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

No impairment expense was recognized for the years ended December 31, 2023 and 2022. An extended decline in commodity prices may cause us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties for impairments. We may in the future incur impairment charges that could have a material adverse effect on our results of operations in the period taken and our ability to borrow funds under our Revolving Credit Facility.

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

Under our Revolving Credit Facility, we are required to (i) maintain, as of the date of determination, a maximum total debt to EBITDAX ratio of 3.00 to 1.00, (ii) maintain a current ratio of not less than 1.00 to 1.00, and (iii) hedge at least 50% − 75% of our estimated production from total proved developed producing reserves. If we were to violate any of the covenants under our Revolving Credit Facility and were unable to obtain a waiver or amendment, it would be considered a default after the expiration of any applicable grace period. If we were in default under our Revolving Credit Facility, then the lenders may exercise certain remedies including, among others, declaring all borrowings outstanding thereunder, if any, immediately due and payable. This could adversely affect our operations and our ability to satisfy our obligations as they come due, because we might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under our Revolving Credit Facility are secured by mortgages on not less than 90% of the PV-9 value of our oil and gas properties (and at least 90% of the PV-9 value of the proved, developed and producing oil and gas properties), and if we are unable to repay our indebtedness under our Revolving Credit Facility, the lenders could seek to foreclose on our assets.

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

Our Revolving Credit Facility allows us to borrow in an amount up to the borrowing base, which is primarily based on the estimated value of our oil and natural gas properties and our commodity derivative contracts as determined semi-annually by our lenders in their sole discretion. The borrowing base is subject to redetermination on at least a semi-annual basis primarily based on an engineering report with respect to our estimated natural gas, oil and NGL reserves, which takes into account the prevailing natural gas, oil and NGL prices at such time, as adjusted for the impact of our commodity derivative contracts. Accordingly, declining commodity prices may have an impact on the amount we can borrow, which could affect our cash flows and ability to execute our business plans. Any reduction in the borrowing base would materially and adversely affect our business and financing activities, limit our flexibility and management’s discretion in operating our business, and increase the risk that we may default on our debt obligations. In addition, as hedges roll off, the borrowing base is subject to further reduction. Our Revolving Credit Facility requires us to repay any deficiency over a certain period or pledge additional oil and gas properties to eliminate such deficiency within 30 days of notice. If our outstanding borrowings exceed the borrowing base and we are unable to repay the deficiency or pledge additional oil and gas properties to eliminate such deficiency, our failure to repay any of the installments due related to the borrowing base deficiency would constitute an event of default under the Revolving Credit Facility and as such, the lenders could declare all outstanding principal and interest to be due and payable, could freeze our accounts, or foreclose against the assets securing the obligations owed under our Revolving Credit Facility.

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

We intend to maintain a portfolio of commodity derivative contracts covering at least 50%- 75% of our estimated production from proved developed producing reserves over a one-to-three-year period at any given point in time. These commodity derivative contracts include natural gas, oil and NGL financial swaps, put options, costless collars, and three-way collars. The prices and quantities at which we enter into commodity derivative contracts covering our production in the future will be dependent upon oil and natural gas prices and price expectations, at the time we enter into these transactions, which may be substantially higher or lower than current or future oil and natural gas prices. Accordingly, our price hedging strategy may not protect us from significant declines in oil, natural gas and NGL prices received for our future production. Many of the derivative contracts to which we will be a party will require us to make cash payments to the extent the applicable index exceeds a predetermined price, thereby limiting our ability to realize the benefit of increases in oil, natural gas and NGL prices. If our actual production and sales for any period are less than our hedged production and sales for that period (including reductions in production due to operational delays) or if we are unable to perform our drilling activities as planned, we might be forced to satisfy all or a portion of our hedging obligations without the benefit of the cash flow from our sale of the underlying physical commodity, which may materially impact our liquidity.

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

The production from our Bairoil properties could be adversely affected by the cessation or interruption of the supply of CO2 to those properties.

We inject water and CO2 into formations on substantially all of the Bairoil properties to increase production of oil and natural gas. The additional production and reserves attributable to the use of enhanced recovery methods are inherently difficult to predict. If we are unable to produce oil and gas by injecting CO2 in the manner or to the extent that we anticipate, our future results of operations and financial condition could be materially adversely affected. Additionally, our ability to utilize CO2 to enhance production is subject to our ability to obtain sufficient quantities of CO2. If, under our CO2 supply contracts, the supplier is unable to deliver its contractually required quantities of CO2 to us, or if our ability to access adequate supplies is impeded, then we may not have sufficient CO2 to produce oil and natural gas in the manner or to the extent that we anticipate, and our future oil and gas production volumes will be negatively impacted.

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

Our offshore operations are subject to a variety of operating risks specific to the marine environment, such as a dependence on a limited number of electrical transmission lines, as well as capsizing, collisions and damage or loss from adverse weather conditions. Offshore activities are subject to more extensive governmental regulation than our other oil and natural gas activities. We are vulnerable to the risks associated with operating offshore Southern California, including risks relating to:

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

We had three customers that each accounted for 10% or more of total reported revenues for the year ended December 31, 2023. The loss of these customers or any significant customer, should we be unable to replace them, could adversely affect our revenues and have a material adverse effect on our financial condition and results of operations. Also, if any significant customer reduces the volume it purchases from us, we could experience a temporary interruption in sales of, or may receive a lower price for, our production, and our revenues and cash flows could decline. We cannot assure you that any of our customers will continue to do business with us or that we will continue to have access to suitably liquid markets for our future production. See “Item 1. Business — Operations — Marketing and Major Customers.”

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

Increasing scrutiny and changing stakeholder expectations in respect of environmental, social and governance (“ESG”) and sustainability practices may have an adverse effect on our business, financial condition and results of operations and damage our reputation.

Companies across all industries are facing increasing scrutiny from a variety of stakeholders, including investor advocacy groups, proxy advisory firms, certain institutional investors and lenders, investment funds and other influential investors and rating agencies, related to their sustainability practices. If we do not adapt to or comply with investor or other stakeholder expectations and standards on sustainability matters as they continue to evolve, meet sustainability-related goals that we have set, or if we are perceived to have not responded appropriately or quickly enough to growing concern for sustainability issues, regardless of whether there is a regulatory or legal requirement to do so, we may suffer from reputational damage and our business, financial condition and/or stock price could be materially and adversely affected.

In addition, the Company’s continuing efforts to research, establish, accomplish, and accurately report on the implementation of our sustainability strategy, including any specific sustainability objectives, may also create additional operational risks and expenses and expose us to reputational, legal, and other risks. While we create and publish voluntary disclosures regarding sustainability matters from time to time, some of the statements in those voluntary disclosures may be based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring, and reporting on many sustainability matters. Further, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to sustainability matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable sustainability ratings could lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital.

Our operations, projects and growth opportunities require us to have strong relationships with various key stakeholders, including our shareholders, employees, suppliers, customers, local communities and others. We may face pressure from stakeholders, many of whom are increasingly focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability while at the same time remaining a successfully operating public company. If we do not successfully manage expectations across these varied stakeholder interests, it could erode stakeholder trust and thereby affect our brand and reputation. Such erosion of confidence could negatively impact our business through decreased demand and growth opportunities, delays in projects, increased legal action and regulatory oversight, adverse press coverage and other adverse public statements, difficulty hiring and retaining top talent, difficulty obtaining necessary approvals and permits from governments and regulatory agencies on a timely basis and on acceptable terms and difficulty securing investors and access to capital.

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

The $1 trillion legislative infrastructure package passed by Congress in November 2021 includes a number of climate-focused spending initiatives targeted at climate resilience, enhanced response and preparation for extreme weather events, and clean energy and transportation investments. In August 2022, President Biden signed into law the Inflation Reduction Act of 2022. Among other things, the Inflation Reduction Act includes a methane emissions reduction program that amends the CAA to include a Methane Emissions and Waste Reduction Incentive Program for petroleum and natural gas systems. This program requires the EPA to impose a “waste emissions charge” on certain oil and gas sources that are already required to report under EPA’s Greenhouse Gas Reporting Program. In order to implement the program, the Inflation Reduction Act required revisions to GHG reporting regulations for petroleum and natural gas systems (Subpart W) by 2024. In July 2023, the EPA proposed to expand the scope of the Greenhouse Gas Reporting Program for petroleum and natural gas facilities, as required by the Inflation Reduction Act. Among other things, the proposed rule expands the emissions events that are subject to reporting requirements to include “other large release events” and applies reporting requirements to certain new sources and sectors. The rule is currently scheduled to be finalized in the spring of 2024 and would take effect on January 1, 2025, in advance of the deadline for GHG reporting for 2024 (March 2025). The fee imposed under the Methane Emissions and Waste Reduction Incentive Program for 2024 would be $900 per ton emitted over annual methane emissions thresholds, and would increase to $1,200 in 2025, and $1,500 in 2026. Additionally, many of the states have taken legal measures to reduce emissions of GHGs, including through the planned development of GHG emission inventories and/or regional GHGs cap and trade programs. At the international level, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France, which resulted in an agreement intended to nationally determine their contributions and set GHG emission reduction goals every five years beginning in 2020. In February 2021, the current administration announced reentry of the U.S. into the Paris Agreement along with a new “nationally determined contribution” for the U.S. GHG emissions that would achieve emissions reductions of at least 50% relative to 2005 levels by 2030. In addition, in September 2021, President Biden publicly announced the Global Methane Pledge, a pact that aims to reduce global methane emissions at least 30% below 2020 levels by 2030, including “all feasible reductions” in the energy sector. Since its formal launch at COP26, over 150 countries have joined the pledge. At COP27, President Biden announced the EPA’s proposed standards to reduce methane emissions from existing oil and gas sources, and agreed, in conjunction with the European Union and a number of other partner countries, to develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity natural gas. Most recently, at COP28, nearly 200 countries, including the United States, agreed to transition away from fossil fuels while accelerating action in this decade to achieve net zero greenhouse gas emissions by 2050. In addition, various states and local governments have vowed to continue to enact regulations to achieve the goals of the Paris Agreement. Pursuant to its obligations as a signatory to the Paris Agreement, the United States has set a target to reduce its GHG emissions by 50-52% by the year 2030 as compared with 2005 levels and has agreed to provide periodic updates on its progress. Additionally, at COP28, member countries entered into an agreement that calls for actions towards achieving, at a global scale, a tripling of renewable energy capacity and doubling energy efficiency improvements by 2030. The goals of the agreement, among other things, is to accelerate efforts towards the phase-down of unabated coal power, phase out inefficient fossil fuel subsidies, and take other measures that drive the transition away from fossil fuels in energy systems.

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

Finally, most scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations. For example, such effects could adversely affect or delay demand for the oil or natural gas produced or cause us to incur significant costs in preparing for or responding to the effects of climatic events themselves. Potential adverse effects could include disruption of our production activities, increases in our costs of operation or reductions in the efficiency of our operations, impacts on our personnel, supply chain, or distribution chain, as well as potentially increased costs for insurance coverages in the aftermath of such effects. Our ability to mitigate the adverse physical impacts of climate change depends in part upon our disaster preparedness and response and business continuity planning. Further, energy needs could increase or decrease as a result of extreme weather conditions depending on the duration and magnitude of any such climate changes. Increased energy use due to weather changes may require us to invest in additional equipment to serve increased demand. A decrease in energy use due to weather changes may affect our financial condition through decreased revenues. The effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and natural gas producing areas, which may cause these conditions to occur with greater frequency or magnify the effects of these conditions.

The listing of a species as either “threatened” or “endangered” under the federal Endangered Species Act could result in increased costs, new operating restrictions, or delays in our operations, which could adversely affect our results of operations and financial condition.

The ESA and analogous state laws regulate activities that could have an adverse effect on threatened and endangered species. Operations in areas where threatened or endangered species or their habitat are known to exist may require us to incur increased costs to implement mitigation or protective measures and also may restrict or preclude our activities in those areas or during certain seasons, such as breeding and nesting seasons. The listing of species in areas where we operate or, alternatively, entry into certain range-wide conservation planning agreements could result in increased costs to us from species protection measures, time delays or limitations on our activities, which costs, delays or limitations may be significant and could adversely affect our results of operations and financial position. There is also increasing interest in nature-related matters beyond protected species, such as general biodiversity, which may similarly require us or our customers to incur costs or take other measures which may adversely impact our and our customers’ business or operations.

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

Water is an essential component of oil and natural gas production during the drilling, and in particular, hydraulic fracturing, process. Our inability to locate sufficient amounts of water or to dispose of or recycle water used in our development and production operations could adversely impact our operations. Moreover, the imposition of new environmental initiatives and regulations could include restrictions on our ability to conduct certain operations such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the exploration, development or production of natural gas. The Clean Water Act imposes restrictions and strict controls regarding the discharge of produced waters and other natural gas and oil waste into “waters of the United States.” Permits must be obtained to discharge pollutants to such waters and to conduct construction activities in such waters, which include certain wetlands. The Clean Water Act and similar state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of pollutants and unauthorized discharges of reportable quantities of oil and other hazardous substances. State and federal discharge regulations prohibit the discharge of produced water and sand, drilling fluids, drill cuttings and certain other substances related to the natural gas and oil industry into coastal waters. Compliance with current and future environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells, and the disposal and recycling of produced water, drilling fluids, and other wastes, may increase our operating costs and cause delays, interruptions or termination of our operations, the extent of which cannot be predicted. In addition, in some instances, the operation of underground injection wells for the disposal of waste has been alleged to cause earthquakes. In some jurisdictions, such issues have led to orders prohibiting continued injection or the suspension of drilling in certain wells identified as possible sources of seismic activity or resulted in stricter regulatory requirements relating to the location and operation of underground injection wells. For example, we conduct oil and gas drilling and production operations in the Mississippian Lime formation in Oklahoma, a high-water play, which requires us to dispose of large volumes of saltwater generated as part of our operations. In 2015, the Oklahoma Geological Survey attributed an increase in seismic activity in Oklahoma to saltwater disposal wells in the Arbuckle formation. Around the same time, the OCC, whose Oil and Gas Conservation Division regulates oil and gas operations in Oklahoma, began issuing regulations targeting saltwater disposal activities in certain areas of interest within the Arbuckle formation. The regulations include operational requirements (i.e., mechanical integrity testing of wells permitted for disposal of 20,000 or more barrels of water per day, daily monitoring and recording of well pressure and discharge volume), as well as orders to shut-in wells, reduce well depths, or decrease disposal volumes. Under these regulations, the OCC ordered us to limit the volume of saltwater disposed of in saltwater disposal wells in the Arbuckle formation and established caps for ten of our saltwater disposal wells, which caps are still in place. To ensure that we had an adequate number of wells for disposal, we secured permits for additional saltwater disposal wells outside of the Arbuckle formation. We are currently in compliance with all OCC saltwater disposal requirements, and have maintained our production base without any negative material impact. However, any additional orders or regulations addressing concerns about seismic activity from well injection in jurisdictions where we operate could affect our operations. See “Item 1. Business — Environmental, Occupational Health and Safety Matters and Regulations — Water Discharges and Other Waste Discharges & Spills” and “— Hydraulic Fracturing” for an additional description of the laws and regulations relating to the discharge of water and other wastes and hydraulic fracturing that affect us.

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

We entered into two escrow funding agreements with certain of our surety providers to fund interest-bearing escrow accounts to reimburse and indemnify the surety providers for any claims arising under the surety bonds related to the decommissioning of our Beta properties. If we fail to comply with our obligations under such escrow agreements, the surety providers may request additional collateral in the form of cash or letters of credit, certificates of deposit or other similar forms of liquid collateral. If we are required to provide additional collateral pursuant to any such request or otherwise, our liquidity position may be negatively impacted, and we may be required to seek alternative financing. To the extent we are unable to secure adequate financing, we may be forced to reduce our capital expenditures in the current year or future years, may be unable to execute our asset retirement obligation plan or may be unable to comply with our existing debt instruments. If we are unable or unwilling to provide additional collateral, we may have to pursue alternate bonding arrangements with other sureties. See Note 6, “Asset Retirement Obligations” and Note 16, “Commitments and Contingencies — Supplemental Bond for Decommissioning Liabilities Trust Agreement” of the Notes to Consolidated Financial Statements included under Part II, “Item 8. Financial Statements and Supplementary Data,” in this Annual Report for additional information.

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

Risks Related to the Beta Pipeline Incident

There are remaining uncertainties regarding the extent and timing of costs and liabilities relating to the Incident, and potential changes in the regulatory and operating environment in which we operate resulting from the Incident may increase the risks to which we are exposed. The duration of such uncertainties may exist for a significant period, and such risks may have a material adverse impact on our business, results of operations and financial condition and the implementation of our strategic agenda. Furthermore, the risks associated with the Incident may heighten the consequences of other risks to which we are exposed, including with respect to access to financing and financial assurance.

Our assumptions and estimates regarding the total aggregate costs associated with the Incident may be inaccurate, which could materially and adversely affect our business, results of operations and financial condition.

On February 2, 2022, the Unified Command announced that response and monitoring efforts had officially concluded for the Incident, and the Unified Command would stand down as of such date. We currently estimate that the total costs we have incurred or will incur with respect to the Incident related to (i) actual and projected response and remediation expenses incurred under the direction of the Unified Command and (ii) estimates for certain legal fees to be approximately $190.0 million to $210.0 million. These estimates consider currently available facts and presently enacted laws and regulations. We have made assumptions regarding (i) the probable and estimable amounts expected to be settled with certain vendors for response and remediation expenses and (ii) the resolution of certain third-party claims, excluding claims with respect to losses, which are not probable and reasonably estimable, and (iii) future claims and lawsuits. Our estimates do not include (i) the nature, extent and cost of future legal services that will be required in connection with all lawsuits, claims and other matters requiring legal or expert advice associated with the Incident, (ii) any lost revenue associated with the suspension of operations at Beta, (iii) any liabilities or costs that are not reasonably estimable at this time or that relate to contingencies where we currently regard the likelihood of loss as being only reasonably possible or remote and (iv) the costs associated with the permanent repair of the pipeline and the restart of operations at Beta. We believe we have accrued adequate amounts for all probable and reasonably estimable costs; however, this estimate is subject to uncertainties associated with the assumptions that we have made. Accordingly, our assumptions and estimates may change in future periods based on future events and total costs may materially increase; therefore, we can provide no assurance that we will not have to accrue significant additional costs in future periods with respect to the Incident.

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

The Incident may result in more stringent permitting obligations and regulation of our properties and other oil and gas activities, including at Beta and elsewhere, particularly relating to environmental, health and safety protection controls, oversight of oil and gas operations and required financial assurance. Regulatory or legislative action may impact the industry as a whole and could be directed specifically towards operators similarly situated to us, which could negatively impact our business.

Additionally, new regulations and legislation, as well as evolving practices, may increase the cost of compliance, require changes to our operations and strategic plans and impact our ability to capitalize on our assets.

The Incident may impact our ability to access financing on acceptable terms and may materially impact our liquidity.

The reputational consequences of the Incident, ongoing contingencies related to the Incident and the impact of the Incident on our liquidity and financial performance could increase our financing costs and limit our access to financing on acceptable terms. Our ability to engage in trading activities may also be impacted due to counterparty concerns about our financial and business risk profile following the Incident. Such counterparties may require that we provide collateral or other forms of financial security for their obligations. Certain counterparties for our non-trading businesses may also require that we provide collateral for certain contractual obligations.

We may not have adequate insurance to compensate us, and our insurers may not pay particular claims.

We cannot guarantee that our insurance policies will cover all losses that we incur in connection with the Incident or that disputes over insurance claims will not arise with our insurance carriers. Additionally, the insurers may not pay particular claims or may take an extended period of time to do so. We currently maintain insurance that covers against certain losses and expenses associated with the Incident. For example, our insurance coverage includes loss of production income (“LOPI”) insurance for our offshore properties. Proceeds from LOPI insurance claims are intended to partially offset the loss of revenue resulting from certain events that cause suspension of operations. When such event occurs, we file claims under our LOPI policy and recognize LOPI in the period that insurers accept the claim and all uncertainty with respect to the receipt or amount of claim is resolved. For the year ended December 31, 2023, we recognized LOPI insurance payments of $17.9 million from our Beta properties due to the Incident; however, the LOPI insurance policy in effect at the time of the Incident provided eighteen months of LOPI coverage and thus no additional LOPI insurance was recognized after March 31, 2023. The Company restarted operations of the Beta Field in April 2023.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.CYBERSECURITY

Our cybersecurity strategy prioritizes prevention, detection, analysis and response to known, anticipated or unexpected threats, effective management of security risks and resiliency against incidents. Our cybersecurity risk management processes include technical security controls, policy enforcement mechanisms, monitoring systems, contractual arrangements, tools and related services from third-party providers, and management oversight to assess, identify and manage risks from cybersecurity threats. We implement risk-based controls to protect our information, the information of our customers and other third parties, our information systems, our business operations, and our produced products and related services. We have adopted security-control principles primarily based on the National Institute of Standards and Technology Cybersecurity Framework (NIST). We also leverage industry and government associations, third-party benchmarking, internal and external Company audit results, threat intelligence feeds, and other similar resources to form our cybersecurity processes and allocate resources.

We maintain an information security program that includes physical, administrative and technical safeguards, and we maintain plans and procedures whose objective is to help us prevent while timely and effectively responding to cybersecurity threats or incidents. Through our cybersecurity risk management process, which is overseen by the Amplify Information Technology Steering Committee (the “Steering Committee”), we continuously monitor cybersecurity vulnerabilities and potential attack vectors and evaluate the potential operational and financial effects of any threat and of cybersecurity risk countermeasures made to defend against such threats. This process has been integrated into the Company’s Risk Management Program, and we have integrated Cyber Incident Response planning into our Business Continuity Program. In addition, we routinely engage third-party consultants to assist us in assessing, enhancing, implementing, and monitoring our cybersecurity risk management programs and responding to any incidents. We also carry insurance that provides protection against the potential losses arising from a cybersecurity incident. We provide monthly cybersecurity awareness and weekly phishing simulations, data protection modules, tabletop exercises, as well as more contextual and personalized modules for targeted users and roles.

Our Steering Committee was established to further strengthen our cybersecurity risk management activities across the Company, including the prevention, detection, mitigation and remediation of cybersecurity incidents. The Steering Committee has primary management oversight responsibility for assessing and managing risks from cybersecurity threats and is responsible for developing and coordinating enterprise cybersecurity policies and strategies and for providing guidance to key management and oversight bodies. Our Vice President of Information Technology, who has nearly two decades of information technology and cybersecurity risk management experience in the oil and natural gas industry, serves as the chair of the Steering Committee. The Steering Committee includes senior executives and managers, with significant risk management expertise, from multiple areas of the business. The Steering Committee meets quarterly and reports to senior management regarding the progress of specific cybersecurity objectives. Cross-enterprise action teams will be formed, as needed, to manage and implement key decisions of the Steering Committee. A strong partnership exists between our information technology, finance, operations, internal audit, and legal departments for the purpose of addressing identified issues in a timely manner and reporting incidents as required.

The Nominating & Governance Committee of our Board of Directors, which is comprised entirely of independent directors, has primary responsibility for oversight of the Company’s initiatives, policies and performance regarding risk management matters, including information security, cybersecurity, business continuity and data protection and privacy. Committee members have extensive experience working for and/or serving on the boards of directors of publicly traded companies and are experienced in overseeing cybersecurity and information security risks, understanding the cybersecurity threat landscape and/or assessing emerging cybersecurity risks. The Nominating & Governance Committee generally meets at least quarterly and as frequently as circumstances dictate. Members of senior management, representing a variety of teams and functions including information technology, operations, finance and legal, routinely provide updates regarding assessments of cyber risks, the threat landscape, and the Company’s cybersecurity risk mitigation and governance strategies. The Nominating & Governance Committee and members of senior management brief the entire board, as necessary, on cybersecurity matters discussed during committee meetings.

As of the date of this Annual Report, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect us. However, we face certain ongoing risks from cybersecurity threats, that, if realized, may, among other things, cause material disruptions to our operations, which may materially affect us, including our business strategy, results of operations, and/or financial condition. For more information about these risks, see the risk factor titled, “Our business could be negatively affected by security threats, including cybersecurity threats, destructive forms of protest and opposition by activists and other disruptions” under Item 1A of Part I of this Annual Report.

ITEM 2.PROPERTIES

Information regarding our properties is contained in “Item 1. Business — Our Areas of Operation” and “—Our Oil and Natural Gas Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Results of Operations” contained herein.

ITEM 3.LEGAL PROCEEDINGS

As part of our normal business activities, we may be named as defendants in other litigation and legal proceedings, including those arising from regulatory and environmental matters. If we determine that a negative outcome is probable and the amount of loss is reasonably estimable, we accrue the estimated amount. We are not aware of any other litigation, pending or threatened, that we believe will have a material adverse effect on our financial position, results of operations or cash flows. The Company accrued $3.1 million at December 31, 2023, in regard to our litigation and legal proceedings.

For additional information regarding legal proceedings, see Note 16, “Commitments and Contingencies — Litigation and Environmental” of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report and “Part II – Item 1A. Risk Factors — Risks Related to the Beta Pipeline Incident” which are incorporated herein by reference.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NYSE under the trading symbol “AMPY” and has been trading since August 7, 2019.

As of February 28, 2024, we had 39,470,258 shares of our common stock outstanding. As of February 28, 2024, we had twenty-three record holders of our common stock, based on information provided by our transfer agent.

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

Issuer Purchases of Equity Securities

The following sets forth information with respect to the Company’s repurchases of shares of its common stock during the fourth quarter of 2023.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
			Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased	Paid per Share	or Programs	Plans or Programs (1)
(In thousands)
Common Shares Repurchased (1)
October 1, 2023 - October 31, 2023	11,097	$7.35	—	n/a
November 1, 2023 -November 30, 2023	—	$—	—	n/a
December 1, 2023 - December 31, 2023	26,409	$6.16	—	n/a
(1)	Common shares are generally net-settled by shareholders to cover the required withholding tax upon vesting. The Company repurchased the remaining vesting shares on the vesting date at current market price. See Note 11, “Equity-based Awards” of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report, which is incorporated herein by reference.

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

Overview

We operate in one reportable segment engaged in the acquisition, development, exploitation and production of oil and natural gas properties. Our management evaluates performance based on the reportable business segment as the economic environments are not different within the operation of our oil and natural gas properties. Our business activities are conducted through OLLC, our wholly owned subsidiary, and its wholly owned subsidiaries. Our assets consist primarily of producing oil and natural gas properties located in Oklahoma, the Rockies (“Bairoil”), federal waters offshore Southern California (“Beta”), East Texas/North Louisiana and Eagle Ford. Most of our oil and natural gas properties are located in large, mature oil and natural gas reservoirs.

Production and Operation Update

Total production for the Company in 2023 was composed of approximately 37% oil, 45% natural gas and 18% NGLs compared to 31% oil, 51% natural gas and 18% NGLs in 2022. The change in our oil production was primarily related to Beta restarting operations in April 2023. We had a decrease of 29% in oil and natural gas sales primarily due to lower realized commodity prices. Average realized sales price per Boe was $38.54 for 2023 compared to $54.02 for 2022.

Our total estimated proved reserves decreased to 98.1 MMBoe in 2023 compared to 124.0 MMBoe in 2022. The decrease is primarily due to lower commodity prices.

As of December 31, 2023, we are the operator of record for properties containing 92% of our total estimated proved reserves.

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

Price Volatility. In the past, oil and natural gas prices have been extremely volatile, and we expect this volatility to continue. The following table shows the low and high commodity future index prices for the periods indicated:

	High	Low
For the Year Ended December 31, 2023:
NYMEX-WTI oil future price range per Bbl	$93.68	$66.74
NYMEX-Henry Hub natural gas future price range per MMBtu	$4.17	$1.99
ICE Brent oil future price range per Bbl	$96.55	$71.84

Commodity Derivative Contracts. Our hedging activities are intended to support oil, natural gas and NGL prices at targeted levels and to manage our exposure to commodity price fluctuations. We are required to enter into commodity derivative contracts at times and on terms desired to maintain a portfolio of commodity derivative contracts covering at least 50%−75% of our estimated production from proved developed producing reserves over a one-to-three-year period at any given point of time. We may, however, from time-to-time hedge more or less than this approximate range. Additionally, we may take advantage of opportunities to modify our commodity derivative portfolio to change the percentage of our hedged production volumes when circumstances suggest that it is prudent to do so. The current market conditions may also impact our ability to enter into future commodity derivative contracts.

Principal Components of Cost Structure

●	Lease operating expense. These are the day-to-day costs incurred to maintain production of our natural gas, NGLs and oil. Such costs include utilities, direct labor, water injection and disposal, the cost of CO2 injection, chemicals, materials and supplies, compression, repairs and workover expenses. Cost levels for these expenses can vary based on supply and demand for oilfield services and activities performed during a specific period.
●	Gathering, processing and transportation. These are costs incurred to deliver production of our natural gas, NGLs and oil to the market. Cost levels of these expenses can vary based on the volume of natural gas, NGLs and oil production.
●	Taxes other than income. These consist of production, ad valorem and franchise taxes. Production taxes are paid on produced natural gas, NGLs and oil based on a percentage of market prices and at fixed per unit rates established by federal, state or local taxing authorities. We take advantage of credits and exemptions in the various taxing jurisdictions where we operate. Ad valorem taxes are generally tied to the valuation of the oil and natural gas properties. Franchise taxes are privilege taxes levied by states that are imposed on companies, including limited liability companies and partnerships, which gives the businesses the right to be chartered or operate within that state.
●	Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) includes the systematic expensing of the capitalized costs incurred to acquire, exploit and develop oil and natural gas properties. As a “successful efforts” company all costs associated with acquisition and development efforts and all successful exploration efforts are capitalized, and these costs are depleted using the units of production method.
●	Impairment expense. Proved properties are impaired whenever the net carrying value of the properties exceed their estimated undiscounted future cash flows. Unproved properties are impaired based on time or geologic factors.
●	General and administrative expense. These costs include overhead, including payroll and benefits for employees, costs of maintaining headquarters, costs of managing production and development operations, compensation expenses associated with certain long-term incentive-based plans, audit and other professional fees and legal compliance expenses.
●	Interest expense, net. Historically, we have financed a portion of our working capital requirements, capital development and acquisitions with borrowings under our Revolving Credit Facility. As a result, we incur substantial interest expense that is affected by both fluctuations in interest rates and financing decisions. We expect to continue to incur significant interest expense. These costs also include capitalized interest, the amortization and write off of deferred financing costs and the amortization of surety bonds.
●	Income tax expense. We are a corporation subject to federal and certain state income taxes. We are subject to the Texas margin tax for activities in the State of Texas.

Outlook

Based on our current plans, our capital expenditure program for the full year 2024 is expected to be approximately $50.0 million to $60.0 million. The charts below detail the allocation of capital across our asset base and by investment type based on the midpoint of our 2024 capital expenditure range.

2024 CAPEX by Investment	2024 CAPEX by Area

As has been our historical practice, we will periodically review our capital expenditures throughout the year and may adjust the budget based on commodity prices and other factors. We anticipate funding our 2024 capital program from internally generated cash flow.

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

We review the carrying value of our oil and natural gas properties, including support equipment for impairments quarterly or when events and circumstances indicate the carrying value of our properties may not be recoverable. Such indications could be the result of downward revisions of the reserve estimates, less than expected production or drilling results, higher operating and development costs, or lower commodity prices. If the carrying value of the property exceeds its estimated undiscounted future cash flows, the carrying amount of the property is reduced to its estimated fair value using Level 3 inputs. The factors used to determine fair value include, but are not limited to, estimates of proved and probable reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties.

We believe accounting for oil and natural gas properties is a critical accounting estimate because the policies discussed above impact the carrying value of our properties and involve significant judgments about the impact of future events on our estimated cash flows. Future events and circumstances currently unknown to us could require future impairments to our properties and materially change the carrying value of our properties.

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

We believe the estimate of oil and natural gas reserves is a critical accounting estimate because we must periodically reevaluate proved reserves along with estimates of future production rates, production costs and the timing of development expenditures. Future results of operations for any period could be materially affected by changes in our assumptions. Significant changes in these estimates could result in a change to our estimated reserves, which could lead to a material change to our production depletion expense.

Derivative Financial Instruments. Our commodity derivative financial instruments are used to reduce the impact of natural gas and oil price fluctuations. We record our derivative instrument in the balance sheet as either an asset or liability measured at its fair value. Changes in the derivative’s fair value are recognized currently in earnings as we have not elected hedge accounting for any of our derivative positions. Significant changes to the market value of derivative instruments due to the volatility of oil and natural gas prices can have an impact on our financial condition and results of operations.

Contingencies and Insurance Accounting. A provision for legal, environmental and other contingent matters is charged to expense when the loss is probable and the cost or range of cost can be reasonably estimated. Judgment is often required to determine when expenses should be recorded for legal, environmental and contingent matters. Although we are insured against various risks to the extent we believe is prudent, there is no assurance that the nature and amount of such insurance will be adequate, in every case, to indemnify us against liabilities arising from future legal proceedings.

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

We believe accounting for income taxes is a critical accounting estimate because the policies discussed above in assessing the carrying value of our net deferred tax assets require estimates and judgements about the impact of future events on our projected taxable income, the results of which can have a material impact on our Consolidated Financial Statements. For example, prior to 2023, our cumulative historical pre-tax losses for the three fiscal years end December 31, 2022, 2021 and 2020 were $434.1 million, which was primarily attributable to impairment expenses of $476.9 million that were incurred during the fiscal year ended December 31, 2020. However, primarily as a result of the litigation settlement of $84.9 million recorded during Q1 2023 and the roll-off of the impairment expense of $476.9 million incurred during the fiscal year ended December 31, 2020, we now have cumulative income of $169.7 million plus permanent adjustments, resulting in a total cumulative income of $172.1 million for the three fiscal years ended December 31, 2023, 2022 and 2021. We have reversed the entire valuation allowance on our net deferred tax assets during 2023, recording an income tax benefit of $249.0 million for the year ended December 31, 2023.

In future periods, we may demonstrate cumulative historical losses for the previous three fiscal years, which could significantly impact our need for a valuation allowance. Any increase in the valuation allowance would increase our income tax expense in the Consolidated Statements of Operations.

Results of Operations

The results of operations for the years ended December 31, 2023 and 2022 have been derived from our Consolidated Financial Statements. The comparability of the results of operations among the periods presented below is impacted by the Incident and suspension of operations at our Beta properties.

The table below summarizes certain of the results of operations and period-to-period comparisons for the periods indicated.

	For the Year Ended
	December 31,
	2023	2022

	($ In thousands)
Oil and natural gas sales	$288,271	$407,761
Other revenues	19,325	50,695
Lease operating expense	139,587	131,675
Gathering, processing and transportation	20,808	29,110
Taxes other than income	21,348	33,308
Depreciation, depletion and amortization	28,004	23,950
General and administrative expense	32,984	30,164
Loss (gain) on commodity derivative instruments	(40,343)	106,937
Pipeline incident loss	19,981	11,277
Pipeline incident settlement	—	12,000
Interest expense, net	17,719	14,101
Litigation settlement	84,875	—
Income tax (expense) benefit - current	(4,817)	(111)
Income tax (expense) benefit - deferred	253,796	—
Net income (loss)	392,750	57,875

Oil and natural gas revenues:
Oil sales	$205,663	$212,522
NGL sales	29,432	47,398
Natural gas sales	53,176	147,841
Total oil and natural gas revenues	$288,271	$407,761

Production volumes:
Oil (MBbls)	2,773	2,327
NGLs (MBbls)	1,323	1,389
Natural gas (MMcf)	20,297	22,993
Total (MBoe)	7,479	7,548
Average net production (MBoe/d)	20.5	20.7

Average realized sales price (excluding commodity derivatives):
Oil (per Bbl)	$74.17	$91.34
NGL (per Bbl)	22.24	34.11
Natural gas (per Mcf)	2.62	6.43
Total (per Boe)	$38.54	$54.02

Average unit costs per Boe:
Lease operating expense	$18.66	$17.45
Gathering, processing and transportation	2.78	3.86
Taxes other than income	2.85	4.41
General and administrative expense	4.41	4.00
Depletion, depreciation and amortization	3.74	3.17

For the year ended December 31, 2023 compared to the year ended December 31, 2022

Net income of $392.8 million and $57.9 million was recorded for the year ended December 31, 2023 and 2022, respectively.

Oil, natural gas and NGL revenues were $288.3 million and $407.8 million for the year ended December 31, 2023 and 2022, respectively. Average net production volumes were approximately 20.5 MBoe/d and 20.7 MBoe/d for the year ended December 31, 2023 and 2022, respectively. The average realized sales price was $38.54 per Boe and $54.02 per Boe for the year ended December 31, 2023 and 2022, respectively. The decrease in average realized sales price was due to lower commodity prices.

Other revenues were $19.3 million and $50.7 million for the year ended December 31, 2023 and 2022, respectively. The change in other revenues was primarily related to a decrease in the recognition of loss of production income insurance related to the Incident as the insurance policy terminated during 2023. During the year ended December 31, 2023, the loss of production income was $17.9 million compared to $50.2 million for the year ended December 31, 2022.

Lease operating expense was $139.6 million and $131.7 million for the year ended December 31, 2023 and 2022, respectively. The change in lease operating expense was primarily driven by higher base lease operating costs, with Beta restarting operations in April 2023, offset by a credit received for transportation costs. On a per Boe basis, lease operating expense was $18.66 and $17.45 for the year ended December 31, 2023 and 2022, respectively. The change in lease operating expense on a per Boe basis was mainly due to higher aggregate costs with Beta restarting operations and lower production.

Gathering, processing and transportation expenses were $20.8 million and $29.1 million for the year ended December 31, 2023 and 2022, respectively. On a per Boe basis, gathering, processing and transportation expenses were $2.78 and $3.86 for the year ended December 31, 2023 and 2022, respectively. The decrease in gathering, processing and transportation expense was primarily driven by the expiration of the minimum volume commitment fee in East Texas/North Louisiana (November 2022) and Oklahoma (June 2023) and lower commodity prices.

Taxes other than income were $21.3 million and $33.3 million for the year ended December 31, 2023 and 2022, respectively. The change in taxes other than income is due to a decrease of $12.2 million in production taxes as a result of lower commodity prices offset by an increase of $0.2 million for ad valorem tax. On a per Boe basis, taxes other than income were $2.85 and $4.41 for the year ended December 31, 2023 and 2022, respectively. The change in taxes other than income on a per Boe basis was primarily due to lower commodity prices.

DD&A expense was $28.0 million and $24.0 million for the year ended December 31, 2023 and 2022, respectively. The change in DD&A expense was primarily driven by the restart of production at Beta.

General and administrative expense was $33.0 million and $30.2 million for the year ended December 31, 2023 and 2022, respectively. The change in general and administrative expense is primarily related to (i) an increase of $2.1 million in salaries and other payroll benefits; (ii) an increase of $2.2 million in stock compensation expense; partially offset by (iii) a decrease in legal services of $0.9 million; and a decrease in professional services of $0.3 million.

Net gains on commodity derivative instruments of $40.3 million were recognized for the year ended December 31, 2023, consisting of a $47.9 million increase in the fair value of open positions, $0.7 million of cash settlements received on terminated derivative instruments partially offset by $8.3 million in cash settlements paid on expired positions. Net losses on commodity derivative instruments of $106.9 million were recognized for the year ended December 31, 2022, consisting of a $41.3 million increase in the fair value of open positions and a decrease of $148.2 million of cash settlements paid on expired positions.

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

Pipeline incident loss was $20.0 million and $11.3 million for the year ended December 31, 2023 and 2022. The $20.0 million reflects certain legal defense and regulatory costs associated with the Incident that are not expected to be recovered under an insurance policy. See Note 15 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Pipeline incident settlement. No expense was recorded for the year ended December 31, 2023 and $12.0 million was recorded for the year ended December 31, 2022, related to the resolution of the federal and state matters associated with the Incident discussed in Note 15 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Interest expense, net was $17.7 million and $14.1 million for the year ended December 31, 2023 and 2022, respectively. The change resulted from an increase in interest expense due to higher interest rates on our Revolving Credit Facility and an increase in the amortization and write-off of deferred financing costs.

Average outstanding borrowings under our Revolving Credit Facility were $138.9 million and $215.1 million for the year ended December 31, 2023 and 2022, respectively.

Litigation settlement was $84.9 million for the year ended December 31, 2023, related to the settlement with the shipping companies and the containerships whose anchors struck the Company’s pipeline. See additional information discussed in Note 15 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Current income tax (expense) benefit was ($4.8) million and ($0.1) million for the year ended December 31, 2023 and 2022, respectively. See additional information discussed in Note 17 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Deferred income tax benefit (expense) was $253.8 million for the year ended December 31, 2023. Starting in the first quarter of 2023, we achieved three years of cumulative income, which allowed the release of the valuation allowance. No deferred income tax benefit (expense) was recorded for the year ended December 31, 2022. See additional information discussed in Note 17 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

For the year ended December 31, 2022 compared to the year ended December 31, 2021

Information related to the comparison of our discussion of the results of operations for the year ended December 31, 2022, compared to the year ended December 31, 2021, is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”) filed with the SEC and is incorporated by reference into this Annual Report.

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

The following tables present a reconciliation of the Company’s net income (loss) and cash flows operating activities to Adjusted EBITDA, our most directly comparable GAAP financial measures, for each of the periods indicated.

Reconciliation of Net Income (Loss) to Adjusted EBITDA

	For the Year Ended
	December 31,
	2023	2022

	(In thousands)
Net income (loss)	$392,750	$57,875
Interest expense, net	17,719	14,101
Income tax expense (benefit) - current	4,817	111
Income tax expense (benefit) - deferred	(253,796)	—
DD&A	28,004	23,950
Accretion of AROs	7,951	7,081
Losses (gains) on commodity derivative instruments	(40,343)	106,937
Cash settlements (paid) received on expired commodity derivative instruments	(8,273)	(148,239)
Amortization of gain associated with terminated commodity derivatives	658	—
Pipeline incident loss	19,981	11,277
Pipeline incident settlement	—	12,000
Litigation settlement	(84,875)	—
Share-based compensation expense	5,280	3,086
Loss on settlement of AROs	1,003	908
Exploration costs	57	57
Acquisition and divestiture related expenses	219	41
Bad debt expense	98	1
LOPI - timing difference	(4,636)	4,636
Other	1,418	—
Adjusted EBITDA	$88,032	$93,822

Reconciliation of Net Cash from Operating Activities to Adjusted EBITDA

	For the Year Ended
	December 31,
	2023	2022

	(In thousands)
Net cash provided by operating activities	$141,590	$64,485
Changes in working capital	(8,517)	(14,812)
Interest expense, net	17,719	14,101
Pipeline incident loss	19,981	11,277
Pipeline incident settlement	—	12,000
Litigation settlement	(84,875)	—
Income tax expense (benefit) - current	4,817	111
Amortization and write-off of deferred financing fees	(1,980)	(649)
Exploration costs	57	57
Cash settlements paid (received) on terminated derivatives	(658)	—
Amortization of gain associated with terminated commodity derivatives	658	—
Plugging and abandonment cost	2,239	1,829
Acquisition and divestiture related expenses	219	41
LOPI - timing difference	(4,636)	4,636
Gain (loss) on interest rate swaps	—	935
Cash settlements paid (received) on interest rate swaps	—	(311)
Other	1,418	122
Adjusted EBITDA	$88,032	$93,822

Liquidity and Capital Resources

Overview. Our ability to finance our operations, including funding capital expenditures and acquisitions, to meet our indebtedness obligations, to refinance our indebtedness or to meet our collateral requirements will depend on our ability to generate cash in the future. Our primary sources of liquidity and capital resources have historically been cash flows generated by operating activities, borrowings under our Revolving Credit Facility, and equity and debt capital markets. As we pursue reserve and production growth, we plan to monitor which capital resources, including equity and debt financings, are available to us to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. Based on our current oil and natural gas price expectations, we believe our cash flows provided by operating activities and availability under our Revolving Credit Facility will provide us with the financial flexibility necessary to meet our cash requirements, including normal operating needs, and to pursue our currently planned 2024 development activities. However, future cash flows are subject to a number of variables, including the level of our oil and natural gas production and the prices we receive for our oil and natural gas production, and significant additional capital expenditures will be required to more fully develop our properties. We cannot assure you that operations and other needed capital will be available on acceptable terms, or at all. We anticipate funding our 2024 capital program from internally generated cash flow but retain the flexibility to utilize borrowings under our Revolving Credit Facility, and/or to access the debt and equity capital markets. We believe that existing cash and cash equivalents, any positive cash flows from operations and available borrowings under our Revolving Credit Facility will be sufficient to support working capital, capital expenditures and other cash requirements for at least the next 12 months and, based on our current expectations, for the foreseeable future thereafter.

Impact of the Beta Pipeline Incident. There are remaining uncertainties surrounding the full impact that the Incident will have on our financial condition and cash flow generation going forward. We have incurred and will continue to incur certain costs as a result of the Incident. However, in addition to the settlement amount disclosed elsewhere in this Annual Report that we received from the vessels that struck and damaged the Pipeline and their respective owners and operators, we carry customary insurance policies, which have covered a material portion of aggregate costs, including loss of production income insurance to offset loss of revenue resulting from suspended operations. The loss of production income insurance related to the Incident expired on March 31, 2023. We restarted operations of the Beta Field in April 2023. We can provide no assurance that our coverage will adequately protect us against liability from all potential consequences, damages and losses related to the Incident.

Capital Markets. We do not currently anticipate any near-term capital markets activity, but we will continue to evaluate the availability of public debt and equity for funding potential future growth projects and acquisition activity.

Hedging. Commodity hedging has been and remains an important part of our strategy to reduce cash flow volatility. Our hedging activities are intended to support oil, NGL and natural gas prices at targeted levels and to manage our exposure to commodity price fluctuations. We intend to enter into commodity derivative contracts at times and on terms desired to maintain a portfolio of commodity derivative contracts covering at least 50%−75% of our estimated production from total proved developed producing reserves over a one-to-three-year period at any given point of time. We may, however, from time to time, hedge more or less than this approximate amount. Additionally, we may take advantage of opportunities to modify our commodity derivative portfolio to change the percentage of our hedged production volumes when circumstances suggest that it is prudent to do so. The current market conditions may also impact our ability to enter into future commodity derivative contracts.

We evaluate counterparty risks related to our commodity derivative contracts and trade credit. Should any of these financial counterparties not perform, we may not realize the benefit of some of our hedges under lower commodity prices. We sell our oil and natural gas to a variety of purchasers. Non-performance by a customer could also result in losses.

Capital Expenditures. Our total capital expenditures were approximately $33.7 million for the year ended December 31, 2023, which were primarily related to capital workovers and capital facilities expenditures located in Beta, Oklahoma, Bairoil and non-operated drilling activity in Eagle Ford.

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

As of December 31, 2023, we had a working capital deficit (excluding commodity derivatives) of $15.9 million primarily as the result of (i) an accrued liabilities balance of $50.9 million, (ii) an accounts payable balance of $23.6 million, and (iii) a revenue payable balance of $21.9 million, less (i) an accounts receivable balance of $39.1 million, (ii) prepaid expenses and other current assets balance of $20.7 million and (iii) cash on hand of $20.7 million.

Debt Agreements

Revolving Credit Facility. On July 31, 2023, OLLC, as borrower, entered into the Revolving Credit Facility. The Revolving Credit Facility is a replacement in full of the prior Revolving Credit Facility, by and among OLLC, Amplify Acquisitionco LLC, a Delaware limited liability company, the guarantors party thereto, the lenders party thereto and KeyBank National Association, as administrative agent (as amended, the “Prior Revolving Credit Facility”). At December 31, 2023, the aggregate principal amount of loans outstanding under the Revolving Credit Facility was $115.0 million.

As of December 31, 2023, we had approximately $20.0 million of available borrowings under our Revolving Credit Facility.

As of December 31, 2023, we were in compliance with all the financial (current ratio and total leverage ratio) and non-financial covenants associated with our Revolving Credit Facility.

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

Lease Obligations. We have operating leases for office and warehouse spaces, office equipment, compressors and surface rentals related to our business obligations. As of December 31, 2023, our future commitments under these contracts were $2.2 million in 2024, $2.0 million in 2025, $1.3 million in 2026, $0.8 million in 2027 and $1.8 million thereafter. See Note 12 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report for additional information.

Sinking fund payments. We have a funding requirement to fund a trust account to comply with supplemental regulatory bonding requirements related to our decommissioning obligations for our Beta production facilities. As of December 31, 2023, our future commitments under this agreement were $15.8 million per year for years 2024 through 2033. See Note 16 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report for additional information.

Fines. We have a payment plan to pay our federal fines over a period of three years. We are scheduled to pay $2.0 million in 2024 and $1.1 million in 2025.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for the years ended December 31, 2023 and 2022, have been derived from our Consolidated Financial Statements. For information regarding the individual components of our cash flow amounts, see the Statements of Consolidated Cash Flows included under “Item 8. Financial Statements and Supplementary Data” contained herein.

	For the Year Ended
	December 31,
	2023	2022

	(In thousands)
Net cash provided by operating activities	$141,590	$64,485
Net cash used in investing activities	(38,602)	(41,525)
Net cash used in financing activities	(82,242)	(41,759)

For the year ended December 31, 2023 compared to the year ended December 31, 2022

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes, operating costs and the settlement received related to the Incident. Net cash provided by operating activities was $141.6 million and $64.5 million for the year ended December 31, 2023 and 2022, respectively. Production volumes decreased to 20.5 MBoe/d in 2023 from 20.7 MBoe/d in 2022, and the average realized sales price decreased to $38.54 per Boe in 2023 from $54.02 per Boe in 2022. The changes in production and average realized sales price were primarily related to decreased realized commodity prices. For the year ended December 31, 2023, we received $84.9 million in connection with the settlement between the Company and the vessels that struck and damaged the pipeline and their respective owners and operators.

Net cash provided by operating activities for the year ended December 31, 2023 included $8.3 million of cash paid on expired derivative instruments and $0.7 million of cash received on terminated derivative instruments compared to $147.9 million of cash paid on expired derivative instruments for the year ended December 31, 2022. For the year ended December 31, 2023, we had net gains on commodity derivative instruments of $40.3 million compared to net losses of $106.9 million for the year ended December 31, 2022.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2023 was $38.6 million, of which $30.7 million was used for additions to oil and natural gas properties. Net cash used in investing activities for the year ended December 31, 2022, was $41.5 million, of which $34.8 million was used for additions to oil and natural gas properties. For the year ended December 31, 2023, in East Texas, we sold a small working interest in certain acreage for $1.2 million and an override royalty interest.

Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with our offshore Beta properties. Additions to restricted investments were $8.6 million for the year ended December 31, 2023 compared to $6.7 million for the year ended December 31, 2022.

Financing Activities. We had net repayments of $75.0 million and $40.0 million under our Revolving Credit Facility and Prior Revolving Credit Facility for the year ended December 31, 2023 and 2022, respectively.

For the year ended December 31, 2023, we paid $4.8 million in deferred financing costs under the Revolving Credit Facility.

For the year ended December 31, 2022 compared to the year ended December 31, 2021

Information related to the comparison of our discussion of the cash flows for the year ended December 31, 2022 compared to the year ended December 31, 2021, is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of our 2022 Form 10-K filed with the SEC and is incorporated by reference into this Annual Report.

Capital Requirements

See “— Outlook” for additional information regarding our capital spending program for 2024.

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

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of the Company, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer of the Company, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon this evaluation, the principal executive officer and principal financial officer of the Company have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

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

Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer of the Company, the Company assessed the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this assessment, the Company’s management, including its principal executive and financial officers, concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023, based on the criteria set forth under the COSO Framework.

Deloitte & Touche LLP, the independent registered public accounting firm who audited the Company’s Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” in this Annual Report, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, is contained herein under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2 to this Annual Report.

Report of Independent Registered Public Accounting Firm

To the shareholders and Board of Directors of Amplify Energy Corp.

Opinion on Internal Control Over Financial Reporting

We have audited the internal control over financial reporting of Amplify Energy Corp. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated March 6, 2024, expressed an unqualified opinion on those financial statements.

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

March 6, 2024

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement relating to the 2024 Annual Meeting of Stockholders of Amplify Energy Corp. (the “Proxy Statement”) that is expected to be held in May 2024.

The Company’s Code of Business Conduct and Ethics (the “Code of Ethics”) can be found on the Company’s website located at https://www.amplifyenergy.com/investor-relations/corporate-governance. Any stockholder may request a printed copy of the Code of Ethics by submitting a written request to the Company’s Corporate Secretary. If the Company amends the Code of Ethics or grants a waiver, including an implicit waiver, from the Code of Ethics, the Company will disclose the information on its website. The waiver information will remain on the website for at least 12 months after the initial disclosure of such waiver.

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

Exhibit Number		Description

10.4	—

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

10.9	—

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

10.10	—

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

10.11	—

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

10.12	—

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

10.13	—

Amended and Restated Credit Agreement dated July 31, 2023, among Amplify Energy Operating LLC, as borrower, Amplify Acquisitionco LLC, as parent, the lenders party thereto and KeyBank National Association, as administrative agent and a letter of credit issuer (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-35512) filed on August 1, 2023).

10.14#	—	Amplify Energy Corp. Management Incentive Plan (incorporated by reference to Exhibit 99.1 of Legacy Amplify’s Registration Statement on Form S-8 (File No. 333-217674) filed on May 4, 2017).

Exhibit Number		Description

10.15#	—	Amplify Energy Corp. Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No.333-257071) filed on June 14, 2023).

10.16#	—	Form of 2021 TRSU Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No.001-35512) filed on May 5, 2021).

10.17#	—	Form of 2021 PRSU Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No.001-35512) filed on May 5, 2021).

10.18*#		Form of 2024 TRSU Award Agreement.

10.19*#		Form of 2024 PRSU Award Agreement.

10.20#	—

Employment Agreement, dated November 1, 2023, by and between Amplify Energy Corp., Amplify Energy Services LLC and Eric Dulany (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35512) filed on November 6, 2023.

10.21#	—

Employment Agreement, dated November 1, 2023, by and between Amplify Energy Corp., Amplify Energy Services LLC and James Frew (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35512) filed on November 6, 2023.

10.22#	—

Employment Agreement, dated November 1, 2023, by and between Amplify Energy Corp., Amplify Energy Services LLC and Daniel Furbee (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35512) filed on November 6, 2023.

10.23#	—

Employment Agreement, dated November 1, 2023, by and between Amplify Energy Corp., Amplify Energy Services LLC and Tony Lopez (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35512) filed on November 6, 2023.

10.24#	—

Employment Agreement, dated November 1, 2023, by and between Amplify Energy Corp., Amplify Energy Services LLC and Eric Willis (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35512) filed on November 6, 2023.

10.25#	—

Employment Agreement, dated November 1, 2023, by and between Amplify Energy Corp., Amplify Energy Services LLC and Martyn Willsher (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35512) filed on November 6, 2023.

10.26#	—

Transition and Separation Agreement, dated March 17, 2023, by and between Amplify Energy Corp. and Richard P. Smiley (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35512) filed on May 3, 2023.

10.27	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 8-K (File No. 001-35512) filed on August 6, 2019).

21.1*	—	List of Subsidiaries of Amplify Energy Corp.

23.1*	—	Consent of Cawley, Gillespie and Associates, Inc.

23.2*	—	Consent of Deloitte & Touche LLP

31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

Exhibit Number		Description

32.1*	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	—	Amplify Energy Corp. Clawback Policy.

99.1*	—	Report of Cawley, Gillespie and Associates, Inc.

101.INS*	—	Inline XBRL Instance Document

101.SCH*	—	Inline XBRL Schema Document

101.CAL*	—	Inline XBRL Calculation Linkbase Document

101.DEF*	—	Inline XBRL Definition Linkbase Document

101.LAB*	—	Inline XBRL Labels Linkbase Document

101.PRE*	—	Inline XBRL Presentation Linkbase Document

104*	—	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed or furnished as an exhibit to this Annual Report on Form 10-K.
#	Management contract or compensatory plan or arrangement.
##	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

ITEM 16.Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amplify Energy Corp.
(Registrant)

Date: March 6, 2024	By:	/s/ James Frew
	Name:	James Frew
	Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Name	Title (Position with Amplify Energy Corp.)	Date

/s/ Martyn Willsher	President and Chief Executive Officer	March 6, 2024
Martyn Willsher	(Principal Executive Officer)

/s/ James Frew	Senior Vice President and Chief Financial Officer	March 6, 2024
James Frew	(Principal Financial Officer)

/s/ Eric Dulany	Vice President and Chief Accounting Officer	March 6, 2024
Eric Dulany	(Principal Accounting Officer)

/s/ Christopher W. Hamm	Chairman and Director	March 6, 2024
Christopher W. Hamm

/s/ Deborah Adams	Director	March 6, 2024
Deborah Adams

/s/ James E. Craddock	Director	March 6, 2024
James E. Craddock

/s/ Patrice Douglas	Director	March 6, 2024
Patrice Douglas

/s/ Randal T. Klein	Director	March 6, 2024
Randal T. Klein

/s/ Vidisha Prasad	Director	March 6, 2024
Vidisha Prasad

/s/ Todd R. Snyder	Director	March 6, 2024
Todd R. Snyder

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMPLIFY ENERGY CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Amplify Energy Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Amplify Energy Corp. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Oil and Natural Gas Properties, Depletion – Oil and Natural Gas Reserve Quantities as used in the calculation of DD&A— Refer to Notes 2 and 18 to the financial statements.

Critical Audit Matter Description

The Company’s proved oil and natural gas properties are depleted using the units-of -production method based on proved oil and natural gas reserves related to the associated field. The development of the Company’s oil and natural gas reserve quantities require management to make significant estimates and assumptions. The Company engages an independent reservoir engineer, management’s specialist, to estimate oil and natural gas quantities using generally accepted methods, calculation procedures and engineering data. Changes in assumptions or engineering data could have a significant impact on the amount of depletion.

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

We evaluated the experience, qualifications and objectivity of management’s specialist, an independent reservoir engineering firm, including the methodologies and calculation procedures used to estimate oil and natural gas reserves and performing analytical procedures on the reserve quantities.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

March 6, 2024

We have served as the Company’s auditor since 2020.

AMPLIFY ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding shares)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$20,746	$—
Accounts receivable, net (see Note 13)	39,096	80,455
Short-term derivative instruments	17,669	—
Prepaid expenses and other current assets	20,672	18,789
Total current assets	98,183	99,244
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	873,478	840,310
Support equipment and facilities	149,069	147,496
Other	10,359	9,648
Accumulated depreciation, depletion and amortization	(686,165)	(658,162)
Property and equipment, net	346,741	339,292
Long-term derivative instruments	9,405	—
Restricted investments	19,935	11,326
Operating lease - long term right-of-use asset	5,756	7,376
Deferred tax asset	253,796	—
Other long-term assets	3,858	2,240
Total assets	$737,674	$459,478

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$23,616	$38,414
Revenues payable	21,944	22,105
Accrued liabilities (see Note 13)	50,871	58,449
Short-term derivative instruments	—	20,884
Total current liabilities	96,431	139,852
Long-term debt (see Note 8)	115,000	190,000
Asset retirement obligations	122,001	114,614
Operating lease liability	5,090	6,567
Other long-term liabilities	8,116	13,010
Total liabilities	346,638	464,043
Commitments and contingencies (see Note 16)
Stockholders' equity (deficit):
Preferred stock, $0.01 par value: 50,000,000 shares authorized; no shares issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value: 250,000,000 shares authorized; 39,147,205 and 38,459,731 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	393	386
Additional paid-in capital	435,095	432,251
Accumulated deficit	(44,452)	(437,202)
Total stockholders' equity (deficit)	391,036	(4,565)
Total liabilities and equity	$737,674	$459,478

See Accompanying Notes to Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Year Ended
	December 31,
	2023	2022
Revenues:
Oil and natural gas sales	$288,271	$407,761
Other revenues	19,325	50,695
Total revenues	307,596	458,456

Costs and expenses:
Lease operating expense	139,587	131,675
Gathering, processing and transportation	20,808	29,110
Taxes other than income	21,348	33,308
Depreciation, depletion and amortization	28,004	23,950
General and administrative expense	32,984	30,164
Accretion of asset retirement obligations	7,951	7,081
Loss (gain) on commodity derivative instruments	(40,343)	106,937
Pipeline incident loss	19,981	11,277
Pipeline incident settlement	—	12,000
Other, net	1,060	965
Total costs and expenses	231,380	386,467
Operating income (loss)	76,216	71,989
Other income (expense):
Interest expense, net	(17,719)	(14,101)
Litigation settlement (See Note 16)	84,875	—
Other income (expense)	399	98
Total other income (expense)	67,555	(14,003)
Income (loss) before income taxes	143,771	57,986
Income tax (expense) benefit - current	(4,817)	(111)
Income tax (expense) benefit - deferred	253,796	—
Net income (loss)	392,750	57,875

Allocation of net income (loss) to:
Net income (loss) available to common stockholders	375,151	55,147
Net income (loss) allocated to participating securities	17,599	2,728
Net income (loss) available to Amplify Energy Corp.	$392,750	$57,875

Earnings (loss) per share: (See Note 10)
Basic and diluted earnings (loss) per share	$9.63	$1.44
Weighted average common shares outstanding:
Basic and diluted	38,961	38,351

See Accompanying Notes to Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended
	December 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$392,750	$57,875
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	28,004	23,950
Loss (gain) on derivative instruments	(40,343)	106,002
Cash settlements (paid) received on expired derivative instruments	(8,273)	(147,926)
Cash settlements received (paid) on terminated derivative instruments	658	—
Deferred income tax expense (benefit)	(253,796)	—
Accretion of asset retirement obligations	7,951	7,081
Share-based compensation (see Note 11)	5,280	2,964
Settlement of asset retirement obligations	(1,236)	(923)
Amortization and write-off of deferred financing costs	1,980	649
Bad debt expense	98	1
Changes in operating assets and liabilities:
Accounts receivable	41,262	2,815
Prepaid expenses and other assets	(482)	(3,957)
Payables and accrued liabilities	(31,501)	13,812
Other	(762)	2,142
Net cash provided by operating activities	141,590	64,485
Cash flows from investing activities:
Additions to oil and gas properties	(30,667)	(34,814)
Additions to other property and equipment	(711)	(7)
Additions to restricted investments	(8,609)	(6,704)
Other	1,385	—
Net cash used in investing activities	(38,602)	(41,525)
Cash flows from financing activities:
Advances on Revolving Credit Facility	125,000	5,000
Payments on Revolving Credit Facility	(200,000)	(45,000)
Deferred financing costs	(4,813)	(1,196)
Shares withheld for taxes	(2,429)	(563)
Net cash used in financing activities	(82,242)	(41,759)
Net change in cash and cash equivalents	20,746	(18,799)
Cash and cash equivalents, beginning of period	—	18,799
Cash and cash equivalents, end of period	$20,746	$—

See Accompanying Notes to Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Stockholders' Equity
			Additional	Accumulated
	Common		Paid-in	Earnings
	Stock	Warrants	Capital	(Deficit)	Total
Balance at December 31, 2021	$382	$4,788	$425,066	$(495,077)	$(64,841)
Net income (loss)	—	—	—	57,875	57,875
Share-based compensation expense	—	—	2,964	—	2,964
Expiration of warrants	—	(4,788)	4,788	—	—
Shares withheld for taxes	—	—	(563)	—	(563)
Other	4	—	(4)	—	—
Balance at December 31, 2022	386	—	432,251	(437,202)	(4,565)
Net income (loss)	—	—	—	392,750	392,750
Share-based compensation expense	—	—	5,280	—	5,280
Shares withheld for taxes	—	—	(2,429)	—	(2,429)
Other	7	—	(7)	—	—
Balance at December 31, 2023	$393	$—	$435,095	$(44,452)	$391,036

See Accompanying Notes to Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

General

Amplify Energy Corp. (“Amplify Energy” or the “Company”), is a publicly traded Delaware corporation, in which our common stock is listed on the NYSE under the symbol “AMPY.”

The Company operates in one reportable segment engaged in the acquisition, development, exploitation and production of oil and natural gas properties. The Company’s management evaluates performance based on one reportable business segment as there are not different economic environments within the operation of our oil and natural gas properties. The Company assets consist primarily of producing oil and natural gas properties located in Oklahoma, the Rockies (“Bairoil”), federal waters offshore Southern California (“Beta”), East Texas/North Louisiana and the Eagle Ford (non-op). Most of the Company’s oil and natural gas properties are located in large, mature oil and natural gas reservoirs. The Company’s properties consist primarily of operated and non-operated working interests in producing and undeveloped leasehold acreage and working interests in identified producing wells.

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

Significant estimates include, but are not limited to, oil and natural gas reserves; depreciation, depletion and amortization of oil and natural gas properties; future cash flows from oil and natural gas properties; impairment of long-lived assets; fair value of derivatives; fair value of equity compensation; and asset retirement obligations.

Cash and Cash Equivalents

Cash and cash equivalents represent unrestricted cash on hand and all highly liquid investments with original contractual maturities of three months or less.

Concentrations of Credit Risk

Cash balances, accounts receivable, restricted investments and derivative financial instruments are financial instruments potentially subject to credit risk. Cash and cash equivalents are maintained in bank deposit accounts which, at times, may exceed the federally insured limits. Management periodically reviews and assesses the financial condition of the banks to mitigate the risk of loss. Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with the offshore Beta oil and gas properties. These restricted investments consist of money market deposit accounts which are held with credit-worthy financial institutions. Derivative financial instruments are generally executed with major financial institutions that expose us to market and credit risks and which may, at times, be concentrated with certain counterparties. The credit worthiness of the counterparties is subject to continual review. We rely upon netting arrangements with counterparties to reduce credit exposure.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Oil and natural gas are sold to a variety of purchasers, including intrastate and interstate pipelines or their marketing affiliates and independent marketing companies. Accounts receivable from joint operations are from a number of oil and natural gas companies, individuals and others who own interests in the properties operated by the Company. Generally, operators of crude oil and natural gas properties have the right to offset future revenues against unpaid charges related to operated wells, minimizing the credit risk associated with these receivables. An allowance for doubtful accounts is recorded after all reasonable efforts have been exhausted to collect or settle the amount owed. Any amounts outstanding longer than the contractual terms are considered past due. The Company recorded $1.6 million and $1.6 million, respectively, as an allowance for doubtful accounts at December 31, 2023 and 2022.

If the Company was to lose any one of its customers, the loss could temporarily delay the production and the sale of oil and natural gas in the related producing region. If it were to lose any single customer, the Company believes that a substitute customer to purchase the impacted production volumes could be identified.

The following individual customers each accounted for 10% or more of total reported revenues for the period indicated:

	For the Year Ended
	December 31,
	2023	2022
Major customers:
HF Sinclair Corporation (formerly: Sinclair Oil & Gas Company)	24%	23%
Southwest Energy LP	13%	13%
Phillips 66	17%	n/a %
Koch Energy Services, LLC	n/a %	13%

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

Support equipment and facilities, which are primarily related to our Bairoil and Beta assets, are depreciated using the straight-line method generally based on estimated useful lives of twelve to twenty-four years.

On the sale or retirement of a complete or partial unit of a proved property or pipeline and related facilities, the cost and related accumulated depreciation, depletion, and amortization are removed from the property accounts, and any gain or loss is recognized.

There were no material capitalized exploratory drilling costs pending evaluation at December 31, 2023 and 2022.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Oil and Natural Gas Reserves

The estimates of proved oil and natural gas reserves utilized in the preparation of the Consolidated Financial Statements are estimated in accordance with the rules established by the SEC and the Financial Accounting Standards Board (“FASB”). These rules require that reserve estimates be prepared under existing economic and operating conditions using a trailing 12-month average price with no provision for price and cost escalations in future years except by contractual arrangements. The development of the Company’s oil and natural gas reserve quantities requires management to make significant estimates and assumptions related to the intent and ability to complete undeveloped proved reserves within a five-year development period, as prescribed by SEC guidelines. Additionally, none of the Company’s PUDs are scheduled to be developed on a date more than five years from the date the reserves were initially booked as PUD as prescribed by the SEC guidelines. PUDs are converted from undeveloped to developed as applicable wells begin production. We engaged Cawley, Gillespie and Associates, Inc. (“CG&A”), our independent reserve engineers, to prepare our reserves estimates for all of the Company’s estimated proved reserves at December 31, 2023 and 2022.

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

Restricted Investments

Restricted investment accounts fund certain long-term asset retirement obligations and collateralize certain regulatory bonds associated with the Beta oil and gas properties. These investments are classified as held-to-maturity and such investments are stated at amortized cost. Interest earned on these investments is included in interest expense, net in the Consolidated Statement of Operations. These restricted investments may consist of money market deposit accounts and U.S. Government securities. See Note 7 and Note 16 for additional information.

Debt Issuance Costs

Debt issuance costs are recorded in prepaid expenses and other current assets line item on the balance sheet and amortized over the term of the associated debt using the straight-line method, which generally approximates the effective yield method. Amortization expense, including write-off of debt issuance costs, for the years ended December 31, 2023 and 2022 was approximately $2.0 million and $0.6 million, respectively, as reflected in interest expense, net in the Consolidated Statement of Operations.

Impairments

Oil and natural gas properties including supporting equipment and facilities are reviewed for impairment when events and circumstances indicate the carrying value of such properties may not be recoverable. This may be due to a downward revision of the reserve estimates, less than expected production, drilling results, higher operating and development costs, or lower commodity prices. The estimated undiscounted future net cash flows expected in connection with the property are compared to the carrying value of the property to determine if the carrying amount is recoverable. If the carrying value of the property exceeds its estimated undiscounted net future cash flows, the carrying amount of the property is reduced to its estimated fair value using Level 3 inputs. The factors used to determine fair value include, but are not limited to, estimates of future proved and probable reserves, commodity prices, production costs, and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties. No impairment expense related to its proved properties was recorded for the years ended December 31, 2023 and 2022.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unproved oil and natural gas properties are reviewed for impairment based on time or geologic factors. Information such as drilling results, reservoir performance, seismic interpretation or future plans to develop acreage is also considered. When unproved property investments are deemed to be impaired, the expense is reported in impairment expense.

No impairment expense related to the Company’s unproved properties was recorded for the years ended December 31, 2023 and 2022.

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

In assessing the carrying value of the Company’s net deferred tax assets, it considers the realizability of its deferred tax assets each reporting period. The realization of any deferred tax asset is dependent upon the generation of future taxable income sufficient to demonstrate its ability to utilize the deferred tax asset in the period in which the temporary differences become deductible or in a future period prior to expiration. The Company considers all available evidence, including cumulative historical losses (defined as pre-tax earnings as adjusted for permanent tax adjustment), scheduled reversal of deferred tax liabilities, projected future taxable income and available tax planning strategies.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes a tax (expense) benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination by taxing authorities, based on the technical merits of the position. The tax benefit recorded is equal to the largest amount that is greater than 50% likely to be realized through effective settlement with a taxing authority. We recognize interest and penalties accrued to unrecognized tax benefits in other income (expense) in our Consolidated Statement of Operations. Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of any tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.

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

For the year ended December 31, 2023 and 2022, the Company recognized LOPI insurance payments of $17.9 million and $50.2 million, respectively, from our Beta properties due to the Incident (as defined below). The Company’s LOPI insurance policy in effect at the time of the pipeline incident provided eighteen months of LOPI coverage. See Note 15 for additional information regarding the pipeline incident.

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

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	For the Year Ended
	December 31,
	2023	2022

	(in thousands)
Revenues
Oil	$205,663	$212,522
NGLs	29,432	47,398
Natural gas	53,176	147,841
Oil and natural gas sales	$288,271	$407,761

Contract Balances

Under its sales contracts, the Company invoices customers once its performance obligations have been satisfied, at which point payment is unconditional. Accordingly, its contracts do not give rise to contract assets or liabilities. Accounts receivable attributable to the Company’s revenue contracts with customers were $31.1 million and $35.1 million at December 31, 2023 and 2022, respectively.

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

Level 2 — Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. At December 31, 2023 and 2022, all of the derivative instruments reflected on the accompanying balance sheets were considered Level 2.

Level 3 — Measure based on prices or valuation models that require inputs that are both significant to the fair value measurement and are less observable from objective sources (i.e., supported by little or no market activity).

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying values of cash and cash equivalents (Level 1), accounts receivables, accounts payables (including accrued liabilities) and amounts outstanding under long-term debt agreements with variable rates included in the accompanying balance sheets approximated fair value at December 31, 2023 and 2022. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables. See Note 8 for the estimated fair value of our outstanding fixed-rate debt.

The fair market values of the derivative financial instruments reflected on the balance sheets as of December 31, 2023 and 2022 were based on estimated forward commodity prices (including nonperformance risk). Nonperformance risk is the risk that the obligation related to the derivative instrument will not be fulfilled. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the derivative assets and liabilities that are measured at fair value on a recurring basis at December 31, 2023 and December 31, 2022 for each of the fair value hierarchy levels:

	Fair Value Measurements at December 31, 2023
			Significant
	Quoted Prices in	Significant Other	Unobservable
	Active Market	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value

	(In thousands)
Assets:
Commodity derivatives	$—	$39,439	$—	$39,439
Interest rate derivatives	—	—	—	—
Total assets	$—	$39,439	$—	$39,439

Liabilities:
Commodity derivatives	$—	$12,365	$—	$12,365
Interest rate derivatives	—	—	—	—
Total liabilities	$—	$12,365	$—	$12,365

	Fair Value Measurements at December 31, 2022
			Significant
	Quoted Prices in	Significant Other	Unobservable
	Active Market	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value

	(In thousands)
Assets:
Commodity derivatives	$—	$6,257	$—	$6,257
Interest rate derivatives	—	—	—	—
Total assets	$—	$6,257	$—	$6,257

Liabilities:
Commodity derivatives	$—	$27,141	$—	$27,141
Interest rate derivatives	—	—	—	—
Total liabilities	$—	$27,141	$—	$27,141

See Note 5 for additional information regarding our derivative instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis, as reflected on the balance sheets. The following methods and assumptions are used to estimate the fair values:

●	The fair value of asset retirement obligations (“AROs”) is based on discounted cash flow projections using numerous estimates, assumptions, and judgments regarding such factors as the existence of a legal obligation for an ARO; amounts and timing of settlements; the credit-adjusted risk-free rate; and inflation rates. The initial fair value estimates are based on unobservable market data and are classified within Level 3 of the fair value hierarchy. See Note 6 for a summary of changes in AROs.
●	If sufficient market data is not available, the determination of the fair values of proved and unproved properties acquired in transactions accounted for as business combinations are prepared by utilizing estimates of discounted cash flow projections. The factors to determine fair value include, but are not limited to, estimates of: (i) economic reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital. The fair value of supporting equipment, such as plant assets, acquired in transactions accounted for as business combinations is commonly estimated using the depreciated replacement cost approach.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●	Proved oil and natural gas properties are reviewed for impairment when events and circumstances indicate the carrying value of such properties may not be recoverable. The Company uses an income approach based on the discounted cash flow method, whereby the present value of expected future net cash flows are discounted by applying an appropriate discount rate, for purposes of placing a fair value on the assets. The future cash flows are based on management’s estimates for the future. The unobservable inputs used to determine fair value include, but are not limited to, estimates of proved reserves, estimates of probable reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties (some of which are Level 3 inputs within the fair value hierarchy).
(i)	No impairment expense on our proved oil and natural gas properties or support equipment was recorded for the year ended December 31, 2023 and 2022.

Note 5. Risk Management and Derivative Instruments

Derivative instruments are utilized to manage exposure to commodity price fluctuations and achieve a more predictable cash flow in connection with natural gas and oil sales from production. These transactions limit exposure to declines in prices but also limit the benefits that would be realized if prices increase.

Certain inherent business risks are associated with commodity and interest derivative contracts, including market risk and credit risk. Market risk is the risk that the price of natural gas or oil will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the counterparty to a contract. It is our policy to enter into derivative contracts, only with creditworthy counterparties, which generally are financial institutions, deemed by management as competent and competitive market makers. Some of the lenders, or certain of their affiliates, under our previous and current credit agreement are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with creditworthy counterparties that are generally large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. The Company enters into International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of its counterparties. The terms of the ISDA Agreements provide the Company and each of its counterparties with rights of set-off upon the occurrence of defined acts of default by either the Company or its counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. As a result, had certain counterparties failed completely to perform according to the terms of the existing contracts, we would have the right to offset $20.6 million against amounts outstanding under our Revolving Credit Facility at December 31, 2023, reducing our maximum credit exposure to approximately $6.5 million. See Note 8 for additional information regarding the Company’s Revolving Credit Facility.

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

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2023, the Company had the following open commodity positions:

	2024	2025	2026
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (MMBtu)	662,500	675,000	291,667
Weighted-average fixed price	$3.72	$3.74	$3.72

Collar contracts:
Two-way collars
Average monthly volume (MMBtu)	627,083	500,000	291,667
Weighted-average floor price	$3.43	$3.50	$3.50
Weighted-average ceiling price	$4.32	$4.10	$4.10

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (Bbls)	61,333	53,000	30,917
Weighted-average fixed price	$73.55	$70.68	$70.68

Collar contracts:
Two-way collars
Average monthly volume (Bbls)	102,000	59,500	—
Weighted-average floor price	$70.00	$70.00	$—
Weighted-average ceiling price	$80.20	$80.20	$—

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at December 31, 2023 and 2022. There was no cash collateral received or pledged associated with its derivative instruments since all of the counterparties, or certain of their affiliates, to its derivative contracts are lenders under the Company’s Credit Agreement (as defined below).

		Asset	Liability	Asset	Liability
		Derivatives	Derivatives	Derivatives	Derivatives
		December 31,	December 31,	December 31,	December 31,
Type	Balance Sheet Location	2023	2023	2022	2022

		(In thousands)
Commodity contracts	Short-term derivative instruments	$21,657	$3,988	$6,257	$27,141
Interest rate swaps	Short-term derivative instruments	—	—	—	—
Gross fair value		21,657	3,988	6,257	27,141
Netting arrangements		(3,988)	(3,988)	(6,257)	(6,257)
Net recorded fair value	Short-term derivative instruments	$17,669	$—	$—	$20,884

Commodity contracts	Long-term derivative instruments	$17,782	$8,377	$—	$—
Interest rate swaps	Long-term derivative instruments	—	—	—	—
Gross fair value		17,782	8,377	—	—
Netting arrangements		(8,377)	(8,377)	—	—
Net recorded fair value	Long-term derivative instruments	$9,405	$—	$—	$—

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

		For the Year Ended
	Statements of	December 31,
	Operations Location	2023	2022
Commodity derivative contracts	Loss (gain) on commodity derivatives	$(40,343)	$106,937
(Gain) loss on interest rate derivatives	Interest expense, net	—	(935)

Note 6. Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the Company’s portion of future plugging and abandonment of wells and related facilities. The following table presents the changes in the asset retirement obligations for the years ended December 31, 2023 and 2022 (in thousands):

	For the Year Ended
	December 31,
	2023	2022
Asset retirement obligations at beginning of period	$116,438	$103,414
Liabilities added from acquisition or drilling	5	20
Liabilities settled	(1,236)	(923)
Liabilities removed upon sale of wells	—	—
Accretion expense	7,951	7,081
Revision of estimates	336	6,846
Asset retirement obligation at end of period	123,494	116,438
Less: Current portion	1,493	1,824
Asset retirement obligations - long-term portion	$122,001	$114,614

Note 7. Restricted Investments

Various restricted investment accounts fund certain long-term contractual and asset retirement obligations and collateralize certain regulatory bonds associated with the offshore Beta oil and gas properties. The components of the restricted investment balances are as follows:

	December 31,
	2023	2022

	(In thousands)
BOEM platform abandonment (See Note 16)	$15,509	$7,016

SPBPC Collateral:
Contractual pipeline and surface facilities abandonment	4,426	4,310
Restricted investments	$19,935	$11,326

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Debt

The Company’s consolidated debt obligations consisted of the following at the dates indicated:

	December 31,	December 31,
	2023	2022

	(In thousands)
Revolving Credit Facility (1)	$115,000	$190,000
Total long-term debt	$115,000	$190,000
(1)	The carrying amount of the Company’s Revolving Credit Facility approximates fair value because the interest rates are variable and reflective of market rates.

Amended and Restated Credit Agreement

On July 31, 2023, OLLC and Amplify Acquisitionco LLC (“Acquisitionco”), as the direct parent of OLLC and wholly owned subsidiary of the Company, entered into the Amended and Restated Credit Agreement (the “Credit Agreement”), providing for a senior secured reserve-based revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility is guaranteed by the Company and all of its material subsidiaries and secured by substantially all of its assets. The Revolving Credit Facility matures on July 31, 2027, and is a replacement in full of the prior Revolving Credit Facility, by and among OLLC, Acquisitionco, the guarantors party thereto, the lenders party thereto and KeyBank National Association, as administrative agent (as amended, the “Prior Revolving Credit Facility”).

The aggregate principal amount of loans outstanding under the Revolving Credit Facility as of December 31, 2023, was $115.0 million. The borrowing base under the facility is $150.0 million with elected commitments of $135.0 million. Consistent with the Prior Revolving Credit Facility, the Revolving Credit Facility borrowing base will be redetermined on a semi-annual basis based on an engineering report with respect to the Company’s estimated oil, NGL, and natural gas reserves, which will take into account the prevailing oil, NGL and natural gas prices at such time, as adjusted for the impact of commodity derivative contracts. Unanimous approval by the lenders is required for any increase to the borrowing base.

Certain key terms and conditions under the Revolving Credit Facility include (but are not limited to):

●	A maturity date of July 31, 2027;
●	The loans shall bear interest at a rate per annum equal to (i) adjusted SOFR or (ii) an adjusted base rate, plus an applicable margin based on a utilization ratio of the lesser of the borrowing base and the aggregate commitments. The applicable margin ranges from 2.00% to 3.00% for adjusted base rate borrowings, and 3.00% to 4.00% for adjusted SOFR borrowings;
●	The unused commitments under the facility will accrue a commitment fee of 0.50%, payable quarterly in arrears;
●	Certain financial covenants, including the maintenance of (i) a net debt leverage ratio not to exceed 3.00 to 1.00, determined as of the last day of each fiscal quarter for the four fiscal-quarter period then ending and (ii) a current ratio of not less than 1.00 to 1.00, determined as of the last day of each fiscal quarter, in each case commencing with the fiscal quarter ending December 31, 2023;
●	Certain events of default, including, without limitation: non-payment; breaches of representations and warranties; non-compliance with covenants or other agreements; cross-default to material indebtedness; judgments; change of control; and voluntary and involuntary bankruptcy; and
●	Initial minimum hedging requirements covering 75% of the reasonably projected monthly production of hydrocarbons from proved developed producing reserves for the 24-month period following the effective date of the Revolving Credit Facility (the “First Period”) and (ii) 50% for the 12-month period immediately following the First Period.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 19, 2023, OLLC completed the regularly scheduled semi-annual redetermination of its borrowing base, which was reaffirmed at $150.0 million with elected commitments of $135.0 million. The next redetermination is expected to occur in the second quarter of 2024.

Debt Compliance

As of December 31, 2023, the Company was in compliance with all the financial (current ratio and total leverage ratio) and non-financial covenants associated with the Company’s Revolving Credit Facility.

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid on variable-rate debt obligations for the periods presented:

	For the Year Ended
	December 31,
	2023	2022
Revolving Credit Facility	9.35%	5.36%

Letters of credit

At December 31, 2023, the Company had no letters of credit outstanding.

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with the Revolving Credit Facility was $4.4 million at December 31, 2023. The unamortized deferred financing costs are amortized over the remaining life of the Revolving Credit Facility using the straight-line method, which generally approximates the effective interest method.

For the year ended December 31, 2023, the Company wrote off $1.0 million of deferred financing costs in connection with the refinancing of the Revolving Credit Facility.

Note 9. Equity (Deficit)

Equity Outstanding

The Company’s authorized capital stock includes 250,000,000 shares of common stock, $0.01 par value per share. The following table summarizes the changes in the number of outstanding common units and shares of common stock:

Common Stock
Balance, December 31, 2021	38,024,142
Issuance of common stock	—
Restricted stock units vested	534,834
Shares withheld for taxes (1)	(99,245)
Balance, December 31, 2022	38,459,731
Issuance of common stock	—
Restricted stock units vested	967,374
Shares withheld for taxes (1)	(279,900)
Balance, December 31, 2023	39,147,205
(1)	Represents the net settlement on vesting of restricted stock to satisfy the tax withholding requirements.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

Legacy Amplify entered into a warrant agreement (the “Warrant Agreement”) with American Stock Transfer & Trust Company, LLC, as warrant agent (“AST”), pursuant to which Legacy Amplify issued warrants to purchase up to 2,173,913 shares of Legacy Amplify’s common stock (representing 8% of Legacy Amplify’s outstanding common stock on May 4, 2017, including shares of Legacy Amplify’s common stock issuable upon full exercise of the warrants, but excluding any common stock issuable under the Legacy Amplify’s Management Incentive Plan (the “Legacy Amplify MIP”), exercisable for a five year period commencing on May 4, 2017 at an exercise price of $42.60 per share. The warrants expired on May 4, 2022.

Note 10. Earnings (Loss) per Share

The following sets forth the calculation of earnings (loss) per share, or EPS, for the periods indicated (in thousands, except per share amounts):

	For the Year Ended
	December 31,
	2023	2022
Net income (loss)	$392,750	$57,875
Less: Net income allocated to participating securities	17,599	2,728
Basic and diluted earnings available to common stockholders	$375,151	$55,147

Common shares:
Common shares outstanding — basic	38,961	38,351
Dilutive effect of potential common shares	—	—
Common shares outstanding — diluted	38,961	38,351

Net earnings (loss) per share:
Basic	$9.63	$1.44
Diluted	$9.63	$1.44

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

EIP awards and Legacy Amplify MIP awards are granted in the form of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards, stock awards and other incentive awards. To the extent that an award under the EIP or Legacy Amplify MIP is expired, forfeited or canceled for any reason without having been exercised in full, the unexercised award would then be available again for future grants under the EIP. The EIP is administered by the board of directors of the Company. At December 31, 2023, the Company had 857,177 shares remaining available for issuance under the EIP.

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

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unrecognized cost associated with TSUs was $4.5 million at December 31, 2023. The Company expects to recognize the unrecognized compensation cost for these awards over a weighted-average period of 1.8 years.

The following table summarizes information regarding the TSUs granted under the EIP for the period presented:

		Weighted-
		Average Grant-
	Number of	Date Fair Value
	Units	per Unit (1)
TSUs outstanding at December 31, 2021	1,074,420	$3.66
Granted (2)	963,027	$4.05
Forfeited	(52,485)	$4.30
Vested	(482,406)	$3.85
TSUs outstanding at December 31, 2022	1,502,556	$3.82
Granted (3)	713,689	$8.07
Forfeited	(72,095)	$6.05
Vested	(812,694)	$4.16
TSUs outstanding at December 31, 2023	1,331,456	$5.77
(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)	The aggregate grant date fair value of TSUs issued for the year ended December 31, 2022 was $3.9 million based on a grant date market price ranging from $3.64 to $6.99 per share.
(3)	The aggregate grant date fair value of TSUs issued for the year ended December 31, 2023 was $5.8 million based on a grant date market price ranging from $6.52 to $8.91 per share.

Restricted Stock Units with Market and Service Vesting Conditions

Restricted stock units with market and service vesting conditions (“PSUs” or “PRSUs”) are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a graded-vesting basis. The fair value of the awards is estimated on their grant dates using a Monte Carlo simulation. The Company recognizes compensation cost over the requisite service or performance period. The Company accounts for forfeitures as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost associated with these awards was $2.3 million at December 31, 2023. The Company expects to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 2.0 years.

2021 PRSU Awards

The 2021 PRSU awards were issued collectively in separate tranches with individual performance periods beginning on January 1, 2021. For each of the performance periods, the awards will vest based on the percentage of the target PRSUs subject to the performance vesting condition, with 25% able to vest during the performance period of January 1, 2021 through December 31, 2021; 25% able to vest during the period January 1, 2021 through December 31, 2022 and 50% able to vest during the period of January 1, 2021 through December 31, 2023. Vesting of PRSUs can range from zero to 200% of the target units granted based on the Company’s relative total shareholder return as compared to the total shareholder return of the Company’s performance peer group over the applicable performance period.

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

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The below table reflects the ranges for the assumptions used in the Monte Carlo model for the 2022 and 2023 PRSUs awards:

	April 2023	February 2023	2022
Expected volatility	92.5%	119.2%	120.8%
Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	3.78%	3.74%	1.38%

The following table summarizes information regarding the PSUs and PRSUs granted under the EIP for the period presented:

		Weighted-
		Average Grant-
	Number of	Date Fair Value
	Units	per Unit (1)
PSUs and PRSUs outstanding at December 31, 2021	262,317	$2.14
Granted (2)	189,904	$6.20
Forfeited	(22,614)	$2.57
Vested	(49,095)	$1.24
PSUs and PRSUs outstanding at December 31, 2022	380,512	$4.28
Granted (3)	321,436	$10.59
Forfeited	(144,567)	$6.55
Vested	(154,680)	$2.20
PSUs and PRSUs outstanding at December 31, 2023	402,701	$9.31
(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)	The aggregate grant date fair value of PRSUs issued for the year ended December 31, 2022 was $1.2 million based on a calculated fair value price at $6.20 per share.
(3)	The aggregate grant date fair value of PRSUs issued for the year ended December 31, 2023 was $3.4 million based on a calculated fair value price ranging from $1.27 to $15.04 per share.

Compensation Expense

The following table summarizes the amount of recognized compensation expense associated with these awards that are reflected in the accompanying statements of operations for the periods presented (in thousands):

	For the Year Ended
	December 31,
	2023	2022
Equity classified awards
TSUs	$4,336	$2,648
PSUs and PRSUs	944	440
Board RSUs	—	5
	$5,280	$3,093

Note 12. Leases

The Company enters into leases for office space, warehouse space and equipment in our corporate office and operating regions as well as vehicles, compressors and surface rentals related to our business operations. In addition, the Company has right-of-way leases to operate the San Pedro Bay Pipeline. For the year ended December 31, 2023, the Company leases qualify as operating leases and the Company did not have any existing or new leases qualifying as financing leases. Most of the Company’s leases, other than the Company’s corporate office lease, have an initial term and may be extended on a month-to-month basis after expiration of the initial term. Most of our leases can be terminated with 30-day prior written notice. The majority of our month-to-month leases are not included as a lease liability in the Company’s balance sheet because continuation of the lease is not reasonably certain. Additionally, the Company elected the short-term practical expedient to exclude leases with a term of twelve months or less.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the year ended December 31, 2023 and 2022, the Company recognized approximately $2.1 million and $1.6 million, respectively, of costs relating to the operating leases in the Consolidated Statements of Operations.

The following table presents the Company’s right-of-use assets and lease liabilities for the period presented:

	December 31,	December 31,
	2023	2022

	(In thousands)
Right-of-use asset	$5,756	$7,376

Lease liabilities:
Current lease liability	1,737	1,401
Long-term lease liability	5,090	6,567
Total lease liability	$6,827	$7,968

The following table reflects the Company’s maturity analysis of the minimum lease payment obligations under non-cancelable operating leases with a remaining term in excess of one year (in thousands):

	Office and	Leased vehicles
	warehouse	and office
	leases	equipment	Total
2024	$1,417	$762	$2,179
2025	1,417	550	1,967
2026	1,197	64	1,261
2027	830	—	830
2028 and thereafter	1,786	—	1,786
Total lease payments	6,647	1,376	8,023
Less: interest	1,098	98	1,196
Present value of lease liabilities	$5,549	$1,278	$6,827

The weighted average remaining lease terms and discount rate for all of the Company’s operating leases for the period presented:

	December 31,
	2023	2022
Weighted average remaining lease term (years):
Office and warehouse space	4.28	4.71
Vehicles	0.42	0.47
Office equipment	0.01	0.04
Weighted average discount rate:
Office and warehouse space	5.22%	4.87%
Vehicles	1.22%	1.30%
Office equipment	0.07%	0.11%

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Supplemental Disclosures to the Consolidated Balance Sheet and Condensed Statement of Cash Flows

Accrued Liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	December 31,	December 31,
	2023	2022
Accrued lease operating expense	$14,239	$11,226
Accrued liability - pipeline incident	9,331	20,832
Accrued liability - current portion of pipeline incident settlement	2,000	4,888
Accrued capital expenditures	8,019	2,714
Accrued general and administrative expense	5,335	4,943
Accrued production and ad valorem tax	3,502	4,675
Accrued commitment fee and other expense	2,626	5,824
Operating lease liability	1,737	1,401
Asset retirement obligations	1,493	1,824
Accrued interest payable	1,792	87
Other	797	35
Accrued liabilities	$50,871	$58,449

Accounts Receivable

Accounts receivable consisted of the following at the dates indicated (in thousands):

	December 31,	December 31,
	2023	2022
Oil and natural gas receivables	$31,131	$35,083
Insurance receivable - pipeline incident	3,571	41,961
Joint interest owners and other	6,042	5,047
Total accounts receivable	40,744	82,091
Less: allowance for doubtful accounts	(1,648)	(1,636)
Total accounts receivable, net	$39,096	$80,455

Supplemental Cash Flows

Supplemental cash flow for the periods presented (in thousands):

	For the Year Ended
	December 31,
	2023	2022
Supplemental cash flows:
Cash paid for interest, net of amounts capitalized	$10,992	$11,209
Cash paid for taxes	5,773	93

Noncash investing and financing activities:
Increase (decrease) in capital expenditures in payables and accrued liabilities	6,786	1,012

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Related Party Transactions

Related Party Agreements

There have been no transactions between the Company and a related person in which the related person had a direct or indirect material interest for the years ended December 31, 2023 and 2022.

Note 15. Beta Pipeline Incident

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

In response to the Incident, all operations were suspended and the pipeline was shut-in pending the Company’s receipt of the required regulatory approvals to restart operations. On October 4, 2021, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”), Office of Pipeline Safety issued a Corrective Action Order pursuant to 49 U.S.C. § 60112, which makes clear that no restart of the affected pipeline may occur until PHMSA has approved a written restart plan. On April 10, 2023, the Company announced that it has received the required approvals from federal regulatory agencies to restart operations at the Beta Field. The pipeline has been operated in accordance with the restart procedures that were reviewed and approved by PHMSA.

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

The Company is currently subject to a number of ongoing investigations related to the Incident by certain federal and state agencies. To date, the U.S. Coast Guard, the U.S. Bureau of Ocean Energy Management, the U.S. Department of Justice, PHMSA, the U.S. Department of the Interior Bureau of Safety and Environmental Enforcement, the National Transportation Safety Board, the California Department of Justice, the Orange County District Attorney, the Los Angeles County District Attorney, and the California Department of Fish & Wildlife have conducted or are conducting investigations or examinations of the Incident. On April 8, 2022, in light of the allegations raised in the December 15, 2021 federal indictment, the Company received a Show Cause Notice from the EPA asking the Company to provide information as to why it should not be suspended from participating in future federal contracting pursuant to 2 C.F.R. § 180.700(a), (c) and 2 C.F.R. § 180.800(a)(4). On April 22, 2022, the Company responded to the Show Cause Notice. On September 9, 2022, the EPA informed the Company’s counsel that the EPA has administratively closed the case at this time, and as such, the Company is no longer under a Show Cause Notice. On April 6, 2023, PHMSA provided the Company notice of PHMSA’s positions regarding “probable violations of the Pipeline Safety Regulations” in connection with the Incident; the Company has responded to that notice and is conferring with PHMSA about it. Other federal agencies may or have commenced investigations and proceedings and may initiate enforcement actions seeking penalties and other relief under the Clean Water Act and other statutes. Amplify continues to comply with all regulatory requirements and investigations. The outcomes of these investigations and the nature of any remedies pursued will depend on the discretion of the relevant authorities and may result in regulatory or other enforcement actions, as well as civil liability.

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

MSC Mediterranean Shipping Company, Dordellas Finance Corp., and Capetanissa Maritime Corporation of Liberia also filed petitions for limitations of liability under maritime law in the United States District Court for the Central District of California. The court consolidated the limitation actions into a single limitation action and also coordinated discovery between the consolidated limitation and the consolidated class actions. On April 17, 2023, the Court stayed the Limitation Action pending the documentation and approval of certain settlements expected to fully resolve the Limitation Action. The Limitation Action has subsequently been resolved.

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

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 1, 2023, the Company announced that the vessels that struck and damaged the pipeline and their respective owners and operators agreed to pay the Company $96.5 million in a settlement. The Marine Exchange agreed to non-monetary terms as well. The overall resolution included subrogation claims by Amplify’s property damage and loss of production insurers, with Amplify ultimately receiving a net payment of approximately $85.0 million. The settlement resolves Amplify’s affirmative claims related to the Incident. As part of the settlement, Amplify has dismissed its legal claims against those parties.

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

On December 31, 2023 and December 31, 2022, the Company’s insurance receivables were $3.6 million and $42.0 million, respectively. Excluding the costs associated with the resolution of the federal and state matters discussed above, the year ended December 31, 2023, the Company incurred response and remediation expenses and legal fees of $29.3 million. Of these costs, the Company has received or expects that it is probable that it will receive, $9.3 million in insurance recoveries. The remaining amount of $20.0 million, which primarily relates to certain legal costs that are not expected to be recovered under an insurance policy, are classified as “Pipeline Incident Loss” on the Company’s Consolidated Statements of Operations.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, for the year ended December 31, 2023 and 2022, the Company recognized $17.9 million and $50.2 million, respectively, related to approved LOPI insurance claims, which is classified as “Other Revenues” in the Company’s Consolidated Statement of Operations.

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

Environmental costs for remediation are accrued based on estimates of known remediation requirements. Such accruals are based on management’s best estimate of the ultimate cost to remediate a site and are adjusted as further information and circumstances develop. Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies and regulatory approvals. Expenditures to mitigate or prevent future environmental contamination are capitalized. Ongoing environmental compliance costs are charged to expense as incurred. In accruing for environmental remediation liabilities, costs of future expenditures for environmental remediation are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable. At December 31, 2023 and 2022, the Company had no environmental reserves recorded.

Beta Pipeline Incident

Please refer to “Note 15. Beta Pipeline Incident” for details.

Sinking Fund Trust Agreement

Beta Operating Company, LLC, a wholly owned subsidiary, assumed an obligation with a third party to make payments into a sinking fund in connection with its 2009 acquisition of the Beta properties, the purpose of which is to provide funds adequate to decommission the portion of the San Pedro Bay Pipeline that lies within state waters and the surface facilities. Under the terms of the agreement, the operator of the properties is obligated to make monthly deposits into the sinking fund account in an amount equal to $0.25 per barrel of oil and other liquid hydrocarbon produced from the acquired working interest. Interest earned in the account stays in the account. The obligation to fund ceases when the aggregate value of the account reaches $4.3 million. As of December 31, 2023, the account balance included in restricted investments was approximately $4.4 million.

Supplemental Bond for Decommissioning Liabilities Trust Agreement

Beta Operating Company, LLC has an obligation with the BOEM in connection with the 2009 acquisition of the Beta properties. The Company supports this obligation with $161.3 million in A-rated surety bonds.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to these additional collateral requirements, on December 15, 2021, the Company entered into two escrow funding agreements with its surety providers to fund interest-bearing escrow accounts on a quarterly basis to reimburse and indemnify the surety providers for any claims arising under the surety bonds related to the decommissioning of our Beta properties. As long as we continue to comply with our obligations under such escrow agreements, the surety providers party thereto have agreed to stay requests of additional collateral in the form of cash or letters of credit, certificates of deposit or other similar forms of liquid collateral. If any such additional collateral were requested, such additional collateral may negatively impact the Company’s liquidity position. The obligation ceases when the aggregate value of the account reaches $172.6 million. As of December 31, 2023, the Company has funded $15.2 million into the escrow accounts which is reflected in “Restricted Investments” on the Consolidated Balance Sheet. The table below outlines our funding commitment under these agreements at December 31, 2023 (in thousands):

	Payment Due by Period
Funding commitment	Total	2024	2025	2026	2027	2028	Thereafter (1)
Sinking fund payments	$157,888	$15,789	$15,789	$15,789	$15,789	$15,789	$78,943
(1)	The remaining payments will be made during the years of 2029 through 2033.

The expense related to the surety bonds is recorded in interest expense in the Company Statement of Consolidated Operations.

Operating Leases

The Company enters into leases for compressors, surface rentals, office space, warehouse space and equipment in our corporate office and operating regions. For the years ended December 31, 2023 and 2022, the Company recognized $10.3 million and $8.7 million of rental cost, respectively.

See Note 12 for the minimum lease payment obligations under non-cancelable operating leases with a remaining term in excess of one year.

Purchase Commitments

At December 31, 2023, the Company had a CO2 purchase commitment with a third party associated with its Bairoil properties. The price we will pay for CO2 generally varies depending on the amount of CO2 delivered and the price of oil. The table below outlines its purchase commitments under these contracts based on pricing at December 31, 2023 (in thousands):

	Payment or Settlement Due by Period
Purchase commitment	Total	2024	2025	2026	2027	2028	Thereafter
CO2 minimum purchase commitment	$7,907	$4,006	$3,901	$—	$—	$—	$—

Minimum Volume Commitment

The Company had a long-term minimum volume commitment with a third party associated with a certain portion of its properties located in Oklahoma. The Company was party to a gathering and processing contract in Oklahoma, which included certain minimum NGL commitments. To the extent the Company did not deliver natural gas volumes in sufficient quantities to generate, when processed, the minimum levels of recovered NGLS, it was required to reimburse the counterparty an amount equal to the sum of the monthly shortfall, if any, multiplied by a fee. The commitment fee expense for the year ended December 31, 2023 and 2022, was approximately $0.3 million and $1.8 million, respectively. The minimum volume commitment for Oklahoma ended on June 30, 2023.

Note 17. Income Tax

Amplify Energy is a corporation and, as a result, is subject to U.S. federal, state, and local income taxes.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of income tax benefit (expense) are as follows:

	For the Year Ended
	December 31,
	2023	2022

	(In thousands)
Current taxes:
Federal	$(4,286)	$—
State	(531)	(111)
Total current income tax benefit (expense)	(4,817)	(111)
Deferred taxes:
Federal	232,351	—
State	21,445	—
Total deferred income tax benefit (expense)	253,796	—
Total income tax benefit (expense)	$248,979	$(111)

The actual income tax benefit (expense) differs from the expected amount computed by applying the federal statutory corporate tax rate of 21% in 2023 and in 2022 as follows:

	For the Year Ended
	December 31,
	2023	2022

	(In thousands)
Expected tax benefit (expense) at federal statutory rate	$(30,192)	$(12,177)
Changes in valuation allowances	284,927	12,267
Federal prior year adjustments	—	1,673
Fines & penalties	—	(1,939)
State income tax benefit (expense), net of federal benefit	(2,430)	(1,859)
State rate change, net of federal benefit	(2,541)	1,532
State prior year adjustment	(380)	(234)
Other	(405)	626
Total income tax benefit (expense)	$248,979	$(111)

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s deferred income tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2023	2022
Deferred income tax assets:
Property, plant & equipment	$69,895	$82,152
Net operating loss carryforward	179,627	183,050
Derivatives	—	4,800
Disallowed interest expense	5,580	7,467
Accrued liabilities	2,180	2,008
Other	4,093	7,103
Total deferred income tax assets:	261,375	286,580
Valuation allowance	—	(284,928)
Net deferred income tax assets	261,375	1,652

Deferred income tax liabilities:
Derivatives	$6,319	$—
Other	1,260	1,652
Total deferred income tax liabilities	7,579	1,652

Net deferred income taxes	$253,796	$—

Net Operating Loss Carryforward. In connection with the merger with Midstates in 2019, the Company was subject to IRC §382 loss limitations on pre-merger net operating loss (“NOL”) and tax attributes. As of December 31, 2023, the Company’s federal NOL carryforward of $787.6 million is subject to §382 loss limitations, of which $20.6 million will expire in 2037 and $767.0 million have no expiration. Post-merger NOLs are not subject to §382 loss limitations and do not expire.

As of December 31, 2023, the Company had approximately $432.0 million of state net operating loss carryovers, of which $401.5 million have no expiration period and the remaining will expire in varying amounts beginning in 2037.

Valuation Allowance. In assessing deferred tax assets, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. The assessment considers all available information including historical and forecasted taxable income and operating history. The three months ended March 31, 2023, marked the first time that the Company had achieved three years of cumulative book income. Furthermore, management determined that the Company’s ability to maintain long-term profitability despite near-term changes in commodity prices and capital and operating costs demonstrated that there is sufficient positive evidence to conclude that it is more likely than not that all net deferred tax assets are realizable. As a result of the Company’s assessment, the Company released substantially all its valuation allowance previously recorded. The result of the valuation allowance release for the year ended December 31, 2023 was a tax benefit of $284.9 million.

Uncertain Income Tax Position. The Company must recognize the tax effects of any uncertain tax positions that the Company may adopt if the position taken by us is more likely than not sustainable based on its technical merits. For those benefits to be recognized, an income tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company had no unrecognized tax benefits as of December 31, 2023.

Tax Audits and Settlements. The Company’s income tax years 2020 through 2022 remain open and subject to examination by the Internal Revenue Service (IRS). For state and local jurisdictions where the Company conducts operations, the Company’s 2019 through 2022 tax years remain open and subject to examination. In certain jurisdictions where the Company operates through more than one legal entity, each of which may have different open years subject to examination.

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

	December 31,
	2023	2022

	(In thousands)
Evaluated oil and natural gas properties	$873,478	$840,310
Support equipment and facilities	149,069	147,496
Accumulated depletion, depreciation, and amortization	(676,573)	(648,900)
Total	$345,974	$338,906

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities

Costs incurred in property acquisition, exploration and development activities were as follows for the periods indicated:

	For the Year Ended
	December 31,
	2023	2022

	(In thousands)
Property acquisition costs, proved	$—	$—
Property acquisition costs, unproved	—	—
Exploration	—	—
Development	34,742	42,949
Total	$34,742	$42,949

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

We engaged CG&A to prepare our reserves estimates for all of our estimated proved reserves at December 31, 2023 and 2022. All proved reserves are located in the United States and all prices are held constant in accordance with SEC rules.

The weighted-average benchmark product prices used for valuing the reserves are based upon the average of the first-day-of-the-month price for each month within the period January through December of each year presented:

	2023	2022
Oil ($/Bbl):
WTI (1)	$78.22	$93.67

NGL ($/Bbl):
WTI (1)	$78.22	$93.67

Natural Gas ($/MMbtu):
Henry Hub (2)	$2.64	$6.36
(1)	The weighted average WTI price was adjusted by lease for quality, transportation fees, and a regional price differential.
(2)	The weighted average Henry Hub price was adjusted by lease for energy content, compression charges, transportation fees, and regional price differentials.

The following tables set forth estimates of the net reserves for the periods indicated:

	For the Year Ended December 31, 2023
	Oil	Gas	NGLs	Total
	(MBbls)	(MMcf)	(MBbls)	(MBoe)
Proved developed and undeveloped reserves:
Beginning of year	47,868	312,792	24,026	124,027
Production	(2,773)	(20,297)	(1,323)	(7,479)
Revision of previous estimates	(4,017)	(65,617)	(3,518)	(18,471)
End of year	41,078	226,878	19,185	98,077

Proved developed reserves:
Beginning of year	47,010	312,185	23,928	122,969
End of year	39,306	226,427	19,108	96,151

Proved undeveloped reserves:
Beginning of year	858	607	98	1,058
End of year	1,772	451	77	1,926

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31, 2022
	Oil	Gas	NGLs	Total
	(MBbls)	(MMcf)	(MBbls)	(MBoe)
Proved developed and undeveloped reserves:
Beginning of year	45,001	314,350	23,837	121,230
Production	(2,327)	(22,993)	(1,389)	(7,548)
Revision of previous estimates	5,194	21,435	1,578	10,345
End of year	47,868	312,792	24,026	124,027

Proved developed reserves(1):
Beginning of period	43,857	309,794	23,574	119,063
End of period	47,010	312,185	23,928	122,969

Proved undeveloped reserves(2):
Beginning of period	1,144	4,556	263	2,167
End of period	858	607	98	1,058
(1)	Our reserves related to our Beta properties were reclassified as proved developed non-producing at December 31, 2022.
(2)	Change to the Company’s development plan has resulted in removal of PUD locations in Oklahoma, Bairoil and Beta.

Noteworthy amounts included in the categories of proved reserve changes in the above tables include:

●	The 26.0 MMBoe decrease in reserves for the year ended December 31, 2023 is primarily due to production of 7.5 MMBoe, a 17.8 MMBoe decrease as a result of changes in commodity prices and 2.5 MMBoe decrease due to higher maintenance costs. This decrease was partially offset by the addition of 4 Beta PUD locations budgeted in 2024, which added 1.1 MMBoe and a positive technical revision of 0.7 MMBoe.
●	The 2.8 MMBoe increase in reserves for the year ended December 31, 2022 is primarily due to 14.2 MMBoe increase as a result of changes in commodity prices. The Company also had a 4.1 MMBoe reduction due to higher maintenance costs and a 0.2 MMBoe upward technical revision. The Company had production of 7.5 MMBoe for the year ended December 31, 2022.

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

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The standardized measure of discounted future net cash flows is as follows:

	For the Year Ended
	December 31,
	2023	2022

	(In thousands)
Future cash inflows	$4,277,014	$7,373,499
Future production costs (1)	(2,751,065)	(3,824,348)
Future development costs (1)	(313,290)	(309,188)
Future income tax expense	(203,770)	(520,731)
Future net cash flows for estimated timing of cash flows	1,008,889	2,719,232
10% annual discount for estimated timing of cash flows	(382,759)	(1,381,276)
Standardized measure of discounted future net cash flows	$626,130	$1,337,956
(1)	For the years ended December 31, 2023 and 2022, onshore abandonment costs are included in future production cost and offshore abandonment costs are included in future development costs.

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves

The following is a summary of the changes in the standardized measure of discounted future net cash flows for the proved oil and natural gas reserves during each of the years in the two-year period presented:

	For the Year Ended
	December 31,
	2023	2022

	(In thousands)
Beginning of year	$1,337,956	$919,845
Changes in prices and costs	(798,942)	856,545
Revisions of previous quantities	(196,093)	59,216
Sale of oil and natural gas produced, net of production costs	(106,469)	(213,667)
Net change in taxes	180,530	(311,412)
Accretion of discount	164,937	91,985
Change in production rates and other	38,174	(57,484)
Net changes in future development costs	(3,669)	(20,129)
Previously estimated development costs incurred	9,706	13,057
End of year	$626,130	$1,337,956