Form 10-Q
period 2024-03-31
Amplify Energy Corp.
filed 2024-05-08
CIK 1533924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Securities Registered Pursuant to Section 12(b):

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AMPY	NYSE

As of April 30, 2024, the registrant had 39,612,030 outstanding shares of common stock, $0.01 par value outstanding.

AMPLIFY ENERGY CORP.

		Page

	Glossary of Oil and Natural Gas Terms	1
	Names of Entities	4
	Cautionary Note Regarding Forward-Looking Statements	5

PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements	8
	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023	8
	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2024 and 2023	9
	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2024 and 2023	10
	Unaudited Condensed Consolidated Statements of Equity (Deficit) for the Three Months Ended March 31, 2024 and 2023	11
	Notes to Unaudited Condensed Consolidated Financial Statements	12
	Note 1 – Organization and Basis of Presentation	12
	Note 2 – Summary of Significant Accounting Policies	12
	Note 3 – Revenue	13
	Note 4 – Fair Value Measurements of Financial Instruments	13
	Note 5 – Risk Management and Derivative Instruments	15
	Note 6 – Asset Retirement Obligations	17
	Note 7 – Long-Term Debt	18
	Note 8 – Equity	19
	Note 9 – Earnings (Loss) per Share	20
	Note 10 – Long-Term Incentive Plans	20
	Note 11 – Leases	23
	Note 12 – Supplemental Disclosures to the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Cash Flows	25
	Note 13 – Related Party Transactions	26
	Note 14 – Commitments and Contingencies	26
	Note 15 – Income Taxes	27
	Note 16 – Beta Pipeline Incident	27
	Note 17 – Subsequent Event	29

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	40

PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Mine Safety Disclosures	41
Item 5.	Other Information	41
Item 6.	Exhibits	42

Signatures		43

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

WTI: West Texas Intermediate.

NAMES OF ENTITIES

As used in this Form 10-Q, unless indicated otherwise:

●	“Amplify Energy,” “Amplify,” “it,” the “ Company,” “we,” “our,” “us,” or like terms refer to Amplify Energy Corp. individually and/or collectively with its subsidiaries, as the context requires;
●	“Legacy Amplify” refers to Amplify Energy Holdings LLC (f/k/a Amplify Energy Corp.), the successor reporting company of Memorial Production Partners LP; and
●	“OLLC” refers to Amplify Energy Operating LLC, our wholly owned subsidiary through which we operate our properties.

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

All statements, other than statements of historical fact included in this report, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “outlook,” “continue,” the negative of such terms or other comparable terminology. These statements address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as projections of results of operations, plans for growth, goals, future capital expenditures, competitive strengths, references to future intentions and other such references. These forward-looking statements involve risks and uncertainties. Important factors that could cause our actual results or financial condition to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following risks and uncertainties:

●	risks related to a redetermination of the borrowing base under our senior secured reserve-based revolving credit facility (the “Revolving Credit Facility”);
●	our ability to access funds on acceptable terms, if at all, because of the terms and conditions governing our indebtedness, including financial covenants;
●	our ability to satisfy debt obligations;
●	risks related to the Incident and the ongoing impact to the Company;
●	volatility in the prices for oil, natural gas and NGLs;
●	the potential for additional impairments due to continuing or future declines in oil, natural gas and NGL prices;
●	the uncertainty inherent in estimating quantities of oil, natural gas and NGL reserves;
●	our substantial future capital requirements, which may be subject to limited availability of financing;
●	the uncertainty inherent in the development and production of oil and natural gas;
●	our need to make accretive acquisitions or substantial capital expenditures to maintain our declining asset base;
●	the existence of unanticipated liabilities or problems relating to acquired or divested businesses or properties;
●	potential acquisitions, including our ability to make acquisitions on favorable terms or to integrate acquired properties;

●	the consequences of changes we have made, or may make from time to time in the future, to our capital expenditure budget, including the impact of those changes on our production levels, reserves, results of operations and liquidity;
●	potential shortages of, or increased costs for, drilling and production equipment and supply materials for production, such as CO2;
●	potential difficulties in the marketing of oil and natural gas;
●	changes to the financial condition of counterparties;
●	uncertainties surrounding the success of our secondary and tertiary recovery efforts;
●	competition in the oil and natural gas industry;
●	our results of evaluation and implementation of strategic alternatives;
●	general political and economic conditions, globally and in the jurisdictions in which we operate, including Russian invasion of Ukraine, the Israel-Hamas war and the potential destabilizing effect such conflict may pose for the European continent or the global oil and natural gas markets;
●	the impact of climate change and natural disasters, such as earthquakes, tidal waves, mudslides, fires and floods;
●	the impact of local, state and federal governmental regulations, including those related to climate change and hydraulic fracturing;
●	the risk that our hedging strategy may be ineffective or may reduce our income;
●	the cost and availability of insurance as well as operating risks that may not be covered by an effective indemnity or insurance;
●	actions of third-party co-owners of interests in properties in which we also own an interest; and
●	other risks and uncertainties described in “Item 1A. Risk Factors.”

The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the events or circumstances described in any forward-looking statement will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in “Part I—Item 1A. Risk Factors” of Amplify’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 7, 2024 (“2023 Form 10-K”). All forward-looking statements speak only as of the date of this report. The Company does not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to the Company or persons acting on its behalf.

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding shares)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$2,989	$20,746
Accounts receivable, net (see Note 12)	36,540	39,096
Short-term derivative instruments	4,429	17,669
Prepaid expenses and other current assets	18,366	20,672
Total current assets	62,324	98,183
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	891,407	873,478
Support equipment and facilities	150,211	149,069
Other	11,038	10,359
Accumulated depreciation, depletion and amortization	(694,405)	(686,165)
Property and equipment, net	358,251	346,741
Long-term derivative instruments	1,778	9,405
Restricted investments	22,392	19,935
Operating lease - long term right-of-use asset	5,407	5,756
Deferred tax asset	258,498	253,796
Other long-term assets	3,554	3,858
Total assets	$712,204	$737,674

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$21,723	$23,616
Revenues payable	20,809	21,944
Accrued liabilities (see Note 12)	36,776	50,871
Total current liabilities	79,308	96,431
Long-term debt (see Note 7)	115,000	115,000
Asset retirement obligations	124,062	122,001
Operating lease liability	4,704	5,090
Other long-term liabilities	8,115	8,116
Total liabilities	331,189	346,638
Commitments and contingencies (see Note 14)
Stockholders' equity (deficit):
Preferred stock, $0.01 par value: 50,000,000 shares authorized; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value: 250,000,000 shares authorized; 39,612,030 and 39,147,205 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	398	393
Additional paid-in capital	434,465	435,095
Accumulated deficit	(53,848)	(44,452)
Total stockholders' equity (deficit)	381,015	391,036
Total liabilities and equity	$712,204	$737,674

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2024	2023
Revenues:
Oil and natural gas sales	$75,322	$66,284
Other revenues	977	13,586
Total revenues	76,299	79,870

Costs and expenses:
Lease operating expense	38,284	32,960
Gathering, processing and transportation	4,774	5,602
Taxes other than income	4,911	5,293
Depreciation, depletion and amortization	8,239	5,808
General and administrative expense	9,800	8,514
Accretion of asset retirement obligations	2,061	1,942
Loss (gain) on commodity derivative instruments	16,564	(15,159)
Pipeline incident loss	707	8,279
Other, net	41	26
Total costs and expenses	85,381	53,265
Operating income (loss)	(9,082)	26,605
Other income (expense):
Interest expense, net	(3,527)	(5,737)
Litigation settlement (See Note 16)	—	84,875
Other income (expense)	(95)	73
Total other income (expense)	(3,622)	79,211
Income (loss) before income taxes	(12,704)	105,816
Income tax (expense) benefit - current	(1,395)	(12,527)
Income tax (expense) benefit - deferred	4,703	259,470
Net income (loss)	$(9,396)	$352,759

Allocation of net income (loss) to:
Net income (loss) available to common stockholders	$(9,396)	$336,373
Net income (loss) allocated to participating securities	—	16,386
Net income (loss) available to Amplify Energy Corp.	$(9,396)	$352,759

Earnings (loss) per share: (See Note 9)
Basic and diluted earnings (loss) per share	$(0.24)	$8.69
Weighted average common shares outstanding:
Basic and diluted	39,410	38,694

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(9,396)	$352,759
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	8,239	5,808
Loss (gain) on derivative instruments	16,564	(15,159)
Cash settlements (paid) received on expired derivative instruments	4,303	(2,709)
Deferred income tax expense (benefit)	(4,703)	(259,470)
Accretion of asset retirement obligations	2,061	1,942
Share-based compensation (see Note 10)	1,531	941
Amortization and write-off of deferred financing costs	304	461
Bad debt expense	26	—
Changes in operating assets and liabilities:
Accounts receivable	2,530	14,476
Prepaid expenses and other assets	2,306	2,450
Payables and accrued liabilities	(16,053)	(10,940)
Other	—	(246)
Net cash provided by operating activities	7,712	90,313
Cash flows from investing activities:
Additions to oil and gas properties	(20,589)	(8,187)
Additions to other property and equipment	(679)	(150)
Additions to restricted investments	(2,456)	(2,080)
Net cash used in investing activities	(23,724)	(10,417)
Cash flows from financing activities:
Advances on Revolving Credit Facility	25,000	10,000
Payments on Revolving Credit Facility	(25,000)	(75,000)
Shares withheld for taxes	(1,745)	(2,141)
Net cash used in financing activities	(1,745)	(67,141)
Net change in cash and cash equivalents	(17,757)	12,755
Cash and cash equivalents, beginning of period	20,746	—
Cash and cash equivalents, end of period	$2,989	$12,755

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(In thousands)

	Stockholders' Equity
		Additional	Accumulated
	Common	Paid-in	Earnings
	Stock	Capital	(Deficit)	Total
Balance at December 31, 2023	$393	$435,095	$(44,452)	$391,036
Net income (loss)	—	—	(9,396)	(9,396)
Share-based compensation expense	—	1,120	—	1,120
Shares withheld for taxes	—	(1,745)	—	(1,745)
Other	5	(5)	—	—
Balance at March 31, 2024	$398	$434,465	$(53,848)	$381,015

	Stockholders' Equity (Deficit)
		Additional	Accumulated
	Common	Paid-in	Earnings
	Stock	Capital	(Deficit)	Total
Balance at December 31, 2022	$386	$432,251	$(437,202)	$(4,565)
Net income (loss)	—	—	352,759	352,759
Share-based compensation expense	—	941	—	941
Shares withheld for taxes	—	(2,141)	—	(2,141)
Other	5	(5)	—	—
Balance at March 31, 2023	$391	$431,046	$(84,443)	$346,994

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

The Company operates in one reportable segment that is engaged in the acquisition, development, exploitation and production of oil and natural gas properties. The Company’s management evaluates performance based on one reportable business segment as there are not different economic environments within the operation of the Company’s oil and natural gas properties. The Company’s assets consist primarily of producing oil and natural gas properties located in Oklahoma, the Rockies (“Bairoil”), federal waters offshore Southern California (“Beta”), East Texas/North Louisiana and the Eagle Ford (non-op). Most of the Company’s oil and natural gas properties are located in large, mature oil and natural gas reservoirs. The Company’s properties consist primarily of operated and non-operated working interests in producing and undeveloped leasehold acreage and working interests in identified producing wells.

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

The results reported in these Unaudited Condensed Consolidated Financial Statements are not necessarily indicative of results that may be expected for the entire year. Furthermore, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. Accordingly, the accompanying Unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the Company’s annual financial statements included in its 2023 Form 10-K.

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

Note 2. Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies as described in the Company’s annual financial statements included in its 2023 Form 10-K.

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

	For the Three Months Ended
	March 31,
	2024	2023

	(In thousands)
Revenues
Oil	$57,422	$38,816
NGLs	7,525	7,785
Natural gas	10,375	19,683
Oil and natural gas sales	$75,322	$66,284

Contract Balances

Under the Company’s sales contracts, the Company invoices customers once its performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s contracts do not give rise to contract assets or liabilities. Accounts receivable attributable to the Company’s revenue contracts with customers were $31.6 million at March 31, 2024 and $31.1 million at December 31, 2023.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The carrying values of accounts receivables, accounts payables (including accrued liabilities), restricted investments and amounts outstanding under long-term debt agreements with variable rates included in the accompanying Unaudited Condensed Consolidated Balance Sheets approximated fair value at March 31, 2024 and December 31, 2023. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair market values of the derivative financial instruments reflected on the accompanying Unaudited Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 were based on estimated forward commodity prices. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following tables present the gross derivative assets and liabilities that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 for each of the fair value hierarchy levels:

	Fair Value Measurements at March 31, 2024
			Significant
	Quoted Prices in	Significant Other	Unobservable
	Active Market	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value

	(In thousands)
Assets:
Commodity derivatives	$—	$25,306	$—	$25,306
Interest rate derivatives	—	—	—	—
Total assets	$—	$25,306	$—	$25,306

Liabilities:
Commodity derivatives	$—	$19,099	$—	$19,099
Interest rate derivatives	—	—	—	—
Total liabilities	$—	$19,099	$—	$19,099

	Fair Value Measurements at December 31, 2023
			Significant
	Quoted Prices in	Significant Other	Unobservable
	Active Market	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value

	(In thousands)
Assets:
Commodity derivatives	$—	$39,439	$—	$39,439
Interest rate derivatives	—	—	—	—
Total assets	$—	$39,439	$—	$39,439

Liabilities:
Commodity derivatives	$—	$12,365	$—	$12,365
Interest rate derivatives	—	—	—	—
Total liabilities	$—	$12,365	$—	$12,365

See Note 5 for additional information regarding the Company’s derivative instruments.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis, as reflected on the accompanying Unaudited Condensed Consolidated Balance Sheets. The following methods and assumptions are used to estimate the fair values:

●	The fair value of asset retirement obligations (“AROs”) is based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding factors such as the existence of a legal obligation for an ARO; amounts and timing of settlements; the credit-adjusted risk-free rate; and inflation rates. The initial fair value estimates are based on unobservable market data and are classified within Level 3 of the fair value hierarchy. See Note 6 for a summary of changes in AROs.
●	Proved oil and natural gas properties are reviewed for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such properties. The Company uses an income approach based on the discounted cash flow method, whereby the present value of expected future net cash flows is discounted by applying an appropriate discount rate, for purposes of placing a fair value on the assets. The future cash flows are based on management’s estimates for the future. The unobservable inputs used to determine fair value include, but are not limited to, estimates of proved reserves, estimates of probable reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and natural gas properties (some of which are Level 3 inputs within the fair value hierarchy).
●	No impairment expense was recorded on proved oil and natural gas properties during the three months ended March 31, 2024 and 2023.

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

Certain inherent business risks are associated with commodity derivative contracts, including market risk and credit risk. Market risk is the risk that the price of natural gas or oil will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the counterparty to a contract. It is the Company’s policy to enter into derivative contracts only with creditworthy counterparties, which are generally financial institutions, deemed by management as competent and competitive market makers. Some of the lenders, or certain of their affiliates, under the Company’s current credit agreements are counterparties to its derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with creditworthy counterparties that are generally large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. The Company has also entered into International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of its counterparties. The terms of the ISDA Agreements provide the Company and each of its counterparties with rights of set-off upon the occurrence of defined acts of default by either the Company or its counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. As a result, had certain counterparties failed completely to perform according to the terms of the existing contracts, the Company would have the right to offset $7.6 million against amounts outstanding under our Revolving Credit Facility at March 31, 2024. See Note 7 for additional information regarding the Company’s Revolving Credit Facility.

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

At March 31, 2024, the Company had the following open commodity positions:

	2024	2025	2026
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (MMBtu)	716,667	675,000	291,667
Weighted-average fixed price	$3.72	$3.74	$3.72

Collar contracts:
Two-way collars
Average monthly volume (MMBtu)	544,444	500,000	291,667
Weighted-average floor price	$3.46	$3.50	$3.50
Weighted-average ceiling price	$4.15	$4.10	$4.10

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (Bbls)	85,889	53,000	30,917
Weighted-average fixed price	$74.04	$70.68	$70.68

Collar contracts:
Two-way collars
Average monthly volume (Bbls)	102,000	59,500	—
Weighted-average floor price	$70.00	$70.00	$—
Weighted-average ceiling price	$80.20	$80.20	$—

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at March 31, 2024 and December 31, 2023. There was no cash collateral received or pledged associated with the Company’s derivative instruments since most of its counterparties, or certain of its affiliates, to its derivative contracts are lenders under its Revolving Credit Facility.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Asset	Liability	Asset	Liability
		Derivatives	Derivatives	Derivatives	Derivatives
		March 31,	March 31,	December 31,	December 31,
Type	Balance Sheet Location	2024	2024	2023	2023

		(In thousands)
Commodity contracts	Short-term derivative instruments	$16,069	$11,640	$21,657	$3,988
Interest rate swaps	Short-term derivative instruments	—	—	—	—
Gross fair value		16,069	11,640	21,657	3,988
Netting arrangements		(11,640)	(11,640)	(3,988)	(3,988)
Net recorded fair value	Short-term derivative instruments	$4,429	$—	$17,669	$—

Commodity contracts	Long-term derivative instruments	$9,237	$7,459	$17,782	$8,377
Interest rate swaps	Long-term derivative instruments	—	—	—	—
Gross fair value		9,237	7,459	17,782	8,377
Netting arrangements		(7,459)	(7,459)	(8,377)	(8,377)
Net recorded fair value	Long-term derivative instruments	$1,778	$—	$9,405	$—

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

		For the Three Months Ended
	Statements of	December 31,
	Operations Location	2024	2023
Commodity derivative contracts	Loss (gain) on commodity derivatives	$16,564	$(15,159)

Note 6. Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the Company’s portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the three months ended March 31, 2024 (in thousands):

Asset retirement obligations at beginning of period	$123,494
Liabilities added from acquisition or drilling	—
Liabilities settled	—
Liabilities removed upon sale of wells	—
Accretion expense	2,061
Revision of estimates	—
Asset retirement obligation at end of period	125,555
Less: Current portion	1,493
Asset retirement obligations - long-term portion	$124,062

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Long-Term Debt

The following table presents the Company’s consolidated debt obligations at the dates indicated:

	March 31,	December 31,
	2024	2023

	(In thousands)
Revolving Credit Facility (1)	$115,000	$115,000
Total long-term debt	$115,000	$115,000
(1)	The carrying amount of the Company’s Revolving Credit Facility approximates fair value because the interest rates are variable and reflective of market rates.

Amended and Restated Credit Agreement

On July 31, 2023, OLLC and Amplify Acquisitionco LLC (“Acquisitionco”), as the direct parent of OLLC and wholly owned subsidiary of the Company, entered into the Amended and Restated Credit Agreement, providing for a senior secured reserve-based revolving credit facility. The Revolving Credit Facility is guaranteed by the Company and all of its material subsidiaries and secured by substantially all of its assets. The Revolving Credit Facility matures on July 31, 2027, and is a replacement in full of the prior Revolving Credit Facility by and among OLLC, Acquisitionco, the guarantors party thereto, the lenders party thereto and KeyBank National Association, as the administrative agent (as amended, the “Prior Revolving Credit Facility”).

The aggregate principal amount of loans outstanding under the Revolving Credit Facility as of March 31, 2024, was $115.0 million. The borrowing base under the facility is $150.0 million with elected commitments of $135.0 million, and, consistent with the Prior Revolving Credit Facility, the Revolving Credit Facility borrowing base will be subject to redetermination on at least a semi-annual basis, primarily based on a reserve engineering report.

Certain key terms and conditions under the Revolving Credit Facility include (but are not limited to):

●	A maturity date of July 31, 2027;
●	The loans shall bear interest at a rate per annum equal to (i) adjusted SOFR or (ii) an adjusted base rate, plus an applicable margin based on a utilization ratio of the lesser of the borrowing base and the aggregate commitments. The applicable margin ranges from 2.00% to 3.00% for adjusted base rate borrowings, and 3.00% to 4.00% for adjusted SOFR borrowings;
●	The unused commitments under the Revolving Credit Facility will accrue a commitment fee of 0.50%, payable quarterly in arrears;
●	Certain financial covenants, including the maintenance of (i) a net debt leverage ratio not to exceed 3.00 to 1.00, determined as of the last day of each fiscal quarter for the four fiscal-quarter period then ending and (ii) a current ratio of not less than 1.00 to 1.00, determined as of the last day of each fiscal quarter, in each case commencing with the fiscal quarter ending December 31, 2023;
●	Certain events of default, including, without limitation: non-payment; breaches of representations and warranties; non-compliance with covenants or other agreements; cross-default to material indebtedness; judgments; change of control; and voluntary and involuntary bankruptcy; and
●	Initial minimum hedging requirements covering 75% of the reasonably projected monthly production of hydrocarbons from proved developed producing reserves for the 24-month period following the effective date of the Revolving Credit Facility (the “First Period”) and (ii) 50% for the 12-month period immediately following the First Period.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As noted above, the Company is required to maintain a minimum current ratio of 1.00 to 1.00, which is measured on the last day of each quarter. On March 31, 2024, the Company’s current ratio was 0.98 to 1.00. On May 2, 2024, the Company received a letter agreement from its lenders waiving any default or event of default as a result of such noncompliance related to the minimum current ratio requirement for the quarter ended March 31, 2024. As a result, the Company was in compliance with all financial covenants as of March 31, 2024.

Subsequent event. On May 2, 2024, OLLC completed its spring 2024 borrowing base redetermination, which reaffirmed the borrowing base of $150.0 million with elected commitments of $135.0 million. The next redetermination is expected in the fourth quarter of 2024.

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid, excluding commitment fees, on the Company’s consolidated variable-rate debt obligations for the periods presented:

	For the Three Months Ended
	March 31,
	2024	2023
Revolving Credit Facility	9.37%	9.73%

Letters of Credit

At March 31, 2024, the Company had no letters of credit outstanding.

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with the Company’s Revolving Credit Facility were $4.1 million at March 31, 2024.

Note 8. Equity

Common Stock

The Company’s authorized capital stock includes 250,000,000 shares of common stock, $0.01 par value per share. The following is a summary of the changes in the Company’s common stock issued for the three months ended March 31, 2024:

Common Stock
Balance, December 31, 2023	39,147,205
Issuance of common stock	—
Restricted stock units vested	711,728
Shares withheld for taxes (1)	(246,903)
Balance, March 31, 2024	39,612,030
(1)	Represents the net settlement on vesting of restricted stock to satisfy tax withholding requirements.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Earnings (Loss) per Share

The following sets forth the calculation of earnings (loss) per share, or EPS, for the periods indicated (in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2024	2023
Net income (loss)	$(9,396)	$352,759
Less: Net income allocated to participating securities	—	16,386
Basic and diluted earnings available to common stockholders	$(9,396)	$336,373

Common shares:
Common shares outstanding — basic	39,410	38,694
Dilutive effect of potential common shares	—	—
Common shares outstanding — diluted	39,410	38,694

Net earnings (loss) per share:
Basic	$(0.24)	$8.69
Diluted	$(0.24)	$8.69

Note 10. Long-Term Incentive Plans

In May 2021, the shareholders approved a new Equity Incentive Plan (“EIP”) which replaced the Legacy Amplify Management Incentive Plan (the “Legacy Amplify MIP”). As such, no further awards have been granted under the Legacy Amplify MIP.

In April 2024, the board of directors of the Company (the “Board”) approved and adopted the Amplify Energy Corp. 2024 Equity Incentive Plan (the “2024 Plan”), subject to stockholder approval at the Company’s Annual Meeting of Stockholders to be held on May 15, 2024.

EIP awards are, and, under the Legacy Amplify MIP, were, granted in the form of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards, stock awards and other incentive awards. To the extent that an award under the EIP or Legacy Amplify MIP is expired, forfeited or canceled for any reason without having been exercised in full, the unexercised award would then be available again for future grants under the EIP. The EIP is administered by the Board.

Restricted Stock Units

Restricted Stock Units with Service Vesting Condition

Restricted stock units with service vesting conditions (“TSUs”) are accounted for as either equity-classified awards or liability-classified awards. The grant-date fair value is recognized as compensation cost on a straight-line basis over the requisite service period and forfeitures are accounted for as they occur. Compensation costs for equity-classified awards are recorded as general and administrative expense. The fair value of liability-classified awards is determined on a quarterly basis beginning at the grant date until final vesting. Changes in the fair value of liability-classified awards are recorded to general administrative expense and are remeasured at fair value each reporting period.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company granted contingent cash-settlement awards in the form of TSUs (the “Contingent TSUs”) under the EIP in February 2024 that will be settled in shares of stock, subject to stockholder approval of the 2024 Plan. In the event the Company’s stockholders do not approve the 2024 Plan, the Contingent TSUs will be settled in cash pursuant to the terms of the applicable award agreement. The Contingent TSUs are accounted for as liability-classified awards and vest in substantially equal installments over a three-year period.

The unrecognized cost associated with the TSUs was $7.8 million at March 31, 2024. The Company expects to recognize the unrecognized compensation cost for these awards over a weighted average period of approximately 2.3 years. Of the unrecognized share-based compensation expense for TSUs, $4.1 million relates to liability-classified awards and will be subsequently remeasured at each reporting period. The Company recognized $0.3 million in liability-classified share-based compensation expense at March 31, 2024 for the Contingent TSUs.

The following table summarizes information regarding the TSUs activity for the period presented:

		Weighted-
		Average Grant-
	Number of	Date Fair Value
	Units	per Unit (1)
TSUs outstanding at December 31, 2023	1,331,456	$5.77
Granted (2)	709,402	$6.09
Forfeited	(5,922)	$5.04
Vested	(604,684)	$4.95
TSUs outstanding at March 31, 2024 (3)	1,430,252	$6.28
(1)	Determined by dividing the aggregate grant-date fair value of awards by the number of awards issued.
(2)	The aggregate grant-date fair value of TSUs issued for the three months ended March 31, 2024 was $4.3 million based on a grant-date market price of $6.09 per share.
(3)	As of March 31, 2024, 709,402 of the unvested TSUs were accounted for as liability awards in “accrued liabilities” in the Unaudited Condensed Consolidated Balance sheet.

Restricted Stock Units with Market and Service Vesting Conditions

Restricted stock units with market and service vesting conditions (“PSUs”) are accounted for as either equity-classified or liability-classified awards. The grant-date fair value is recognized as compensation cost on a graded-vesting basis. The fair value of the awards is estimated on their grant dates using a Monte Carlo simulation. The Company recognizes compensation cost over the requisite service or performance period. The Company accounts for forfeitures as they occur. Vesting of PSUs can range from zero to 200% of the target awards granted based on the Company’s relative total shareholder return as compared to the total shareholder return of the Company’s performance peer group over the applicable performance period.

The 2022 and 2023 PSU awards are accounted for as equity-classified awards and were issued with a three-year vesting period beginning on the grant date and ending on the third anniversary of the grant date. The three-year performance period for the 2022 awards is January 1, 2022 through December 31, 2024. The three-year performance period for the 2023 awards is January 1, 2023 through December 31, 2025.

The Company granted contingent cash-settlement awards in the form of PSUs (the “Contingent PSUs”) in February 2024 that will be settled in shares of stock, subject to stockholder approval of the 2024 Plan. In the event the Company’s stockholders do not approve the 2024 Plan, the Contingent PSUs will be settled in cash pursuant to the terms of the applicable award agreement. The Contingent PSUs are accounted for as liability-classified awards and were issued with a three-year vesting period beginning on the grant date and ending on the third anniversary of the grant date. The three-year performance period for the Contingent PSUs is January 1, 2024 through December 31, 2026.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Compensation costs related to the awards are recorded as general and administrative expense. The unrecognized cost associated with these awards was $4.3 million at March 31, 2024. The Company expects to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 2.3 years. Of the unrecognized share-based compensation expense, $2.3 million relates to liability-classified awards and will be subsequently remeasured at each reporting period. The Company recognized $0.2 million in liability-classified share-based compensation expense at March 31, 2024 for the Contingent PSUs.

The below table reflects the ranges for the assumptions used in the Monte Carlo model for the Contingent PSU awards:

February 2024
Expected volatility	75.8%
Dividend yield	0.00%
Risk-free interest rate	4.19%

The following table summarizes information regarding the PSUs activity for the period presented:

		Weighted-
		Average Grant-
	Number of	Date Fair Value
	Units	per Unit (1)
PSUs outstanding at December 31, 2023	402,701	$9.31
Granted (2)	312,843	$8.28
Forfeited	—	$—
Vested	(107,044)	$2.63
PSUs outstanding at March 31, 2024 (3)	608,500	$9.95
(1)	Determined by dividing the aggregate grant-date fair value of awards by the number of awards issued.
(2)	The aggregate grant-date fair value of PSUs issued for the three months ended March 31, 2024 was $2.6 million based on a calculated fair value price ranging from $2.63 to $9.18 per share.
(3)	As of March 31, 2024, 269,897 of the unvested PSUs were accounted for as liability awards in “accrued liabilities” in the Unaudited Condensed Consolidated Balance sheet.

Compensation Expense

The following table summarizes the amount of recognized compensation expense associated with the EIP, which are reflected in the accompanying Unaudited Condensed Consolidated Statements of Operations for the periods presented (in thousands):

	For the Three Months Ended
	March 31,
	2024	2023
Share-based compensation costs
Share-based compensation - equity awards	$1,120	$941
Share-based compensation - liability awards	411	—
	$1,531	$941

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Leases

The Company has leases for office space, warehouse space and equipment in its corporate office and operating regions as well as vehicles, compressors and surface rentals related to its business operations. In addition, the Company has right-of-way leases to operate the San Pedro Bay Pipeline. Most of the Company’s leases, other than its corporate office lease, have an initial term and may be extended on a month-to-month basis after expiration of the initial term. Most of the Company’s leases can be terminated with 30-day prior written notice. The majority of its month-to-month leases are not included as a lease liability in its balance sheet because continuation of the lease is not reasonably certain. Additionally, the Company elected the short-term practical expedient to exclude leases with a term of twelve months or less. For the quarter ended March 31, 2024, all of the Company’s leases qualified as operating leases, and it did not have any existing or new leases qualifying as financing leases or variable leases.

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

For the three months ended March 31, 2024 and 2023, the Company recognized approximately $0.5 million and $0.5 million, respectively, of costs relating to the operating leases in the Unaudited Condensed Consolidated Statements of Operations.

Supplemental cash flow information related to the Company’s lease liabilities is included in the table below:

	For the Three Months Ended
	March 31,
	2024	2023

	(In thousands)
Non-cash amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$349	$288

The following table presents the Company’s right-of-use assets and lease liabilities for the period presented:

	March 31,	December 31,
	2024	2023

	(In thousands)
Right-of-use asset	$5,407	$5,756

Lease liabilities:
Current lease liability	1,740	1,737
Long-term lease liability	4,704	5,090
Total lease liability	$6,444	$6,827

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the Company’s maturity analysis of the minimum lease payment obligations under non-cancelable operating leases with a remaining term in excess of one year (in thousands):

	Office and	Leased vehicles
	warehouse	and office
	leases	equipment	Total
2024	$1,066	$568	$1,634
2025	1,421	573	1,994
2026	1,200	87	1,287
2027	832	4	836
2028 and thereafter	1,790	—	1,790
Total lease payments	6,309	1,232	7,541
Less: interest	1,014	83	1,097
Present value of lease liabilities	$5,295	$1,149	$6,444

The weighted average remaining lease terms and discount rate for all of the Company’s operating leases for the period presented:

	March 31,
	2024	2023
Weighted average remaining lease term (years):
Office and warehouse space	4.17	4.60
Vehicles	0.36	0.37
Office equipment	0.01	0.03
Weighted average discount rate:
Office and warehouse space	5.30%	4.90%
Vehicles	1.19%	1.33%
Office equipment	0.06%	0.10%

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Supplemental Disclosures to the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Cash Flows

Accrued Liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	March 31,	December 31,
	2024	2023
Accrued lease operating expense	$11,440	$14,239
Accrued liability - pipeline incident	2,670	9,331
Accrued liability - current portion of pipeline incident settlement	2,000	2,000
Accrued capital expenditures	6,500	8,019
Accrued general and administrative expense	2,159	5,335
Accrued production and ad valorem tax	3,659	3,502
Accrued commitment fee and other expense	2,478	2,626
Operating lease liability	1,740	1,737
Asset retirement obligations	1,493	1,493
Accrued current income tax payable	1,395	—
Accrued interest payable	284	1,792
Other	958	797
Accrued liabilities	$36,776	$50,871

Accounts Receivable

Accounts receivable consisted of the following at the dates indicated (in thousands):

	March 31,	December 31,
	2024	2023
Oil and natural gas receivables	$31,570	$31,131
Insurance receivable - pipeline incident	1,437	3,571
Joint interest owners and other	5,207	6,042
Total accounts receivable	38,214	40,744
Less: allowance for doubtful accounts	(1,674)	(1,648)
Total accounts receivable, net	$36,540	$39,096

Supplemental Cash Flows

Supplemental cash flows for the periods presented (in thousands):

	For the Three Months Ended
	March 31,
	2024	2023
Supplemental cash flows:
Cash paid for interest, net of amounts capitalized	$3,920	$4,502

Noncash investing and financing activities:
Increase (decrease) in capital expenditures in payables and accrued liabilities	(1,520)	1,966

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Related Party Transactions

Related Party Agreements

There have been no transactions between the Company and any related person in which the related person had a direct or indirect material interest for the three months ended March 31, 2024 and 2023.

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

Environmental costs for remediation are accrued based on estimates of known remediation requirements. Such accruals are based on management’s best estimate of the ultimate cost to remediate a site and are adjusted as further information and circumstances develop. Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies and regulatory approvals. Expenditures to mitigate or prevent future environmental contamination are capitalized. Ongoing environmental compliance costs are charged to expense as incurred. In accruing for environmental remediation liabilities, costs of future expenditures for environmental remediation are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable. At March 31, 2024 and December 31, 2023, the Company had no environmental reserves recorded in its Unaudited Condensed Consolidated Balance Sheet.

Beta Pipeline Incident

Please refer to “Note 16. Beta Pipeline Incident” for details.

Sinking Fund Trust Agreement

Beta Operating Company, LLC (“Beta LLC”), a wholly owned subsidiary, assumed an obligation with a third party to make payments into a sinking fund in connection with the Company’s properties in federal waters offshore Southern California, the purpose of which is to provide funds adequate to decommission the portion of the San Pedro Bay Pipeline that lies within state waters and the surface facilities. Interest earned in the account stays in the account. The obligation to fund ceases when the aggregate value of the account reaches $4.3 million. As of March 31, 2024, the account balance included in restricted investments was approximately $4.5 million.

Supplemental Bond for Decommissioning Liabilities Trust Agreement

Beta LLC has a decommissioning obligation with BOEM in connection with the Company’s properties in federal waters offshore Southern California. The Company supports its decommissioning obligation with $161.3 million of A-rated surety bonds.

In December 2021, the Company entered into two escrow funding agreements with its surety providers to fund interest-bearing escrow accounts on a quarterly basis to reimburse and indemnify the surety providers for any claims arising under the surety bonds related to the decommissioning of our Beta LLC properties. In March 2024, the Company amended one of the escrow funding agreements to decrease the amount funded from $14.8 million per year to $8.0 million per year. There were no changes made to the second escrow agreement. The obligation for these agreements ceases when the total aggregate value of the escrow accounts reaches $172.6 million.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The below table outlines the updated funding commitment for these agreements at March 31, 2024 (in thousands):

	Payment Due by Period
Funding commitment	Total	Remaining 2024	2025	2026	2027	2028	Thereafter
Federal escrow fund payments	$145,550	$6,000	$8,000	$8,000	$8,000	$8,000	$107,550
State escrow fund payments	10,079	775	1,034	1,034	1,034	1,034	5,168
Total sinking fund payments	$155,629	$6,775	$9,034	$9,034	$9,034	$9,034	$112,718

As of March 31, 2024, the Company has funded $17.6 million into the escrow accounts which is reflected in “Restricted investments” on the Unaudited Condensed Consolidated Balance Sheet.

Note 15. Income Taxes

The Company’s current income tax expense was $1.4 million and $12.5 million for the three months ended March 31, 2024 and 2023, respectively. The Company’s deferred income tax benefit was $4.7 million and $259.5 million for the three months ended March 31, 2024 and 2023, respectively. The effective tax rates for the three months ended March 31, 2024 and 2023 were 26.0% and (233.4%), respectively. The item that had the most significant impact on the difference between the statutory U.S. federal income tax rate of 21% and the effective tax rate for the three months ended March 31, 2024 was the weighted state accrual rate. The items that had the most significant impact on the difference between the statutory U.S. federal income tax rate of 21% and the effective tax rate for the three months ended March 31, 2023 was the release of the valuation allowances.

Net deferred tax assets relate to net operating loss carryforwards, interest expense carryforwards, tax credits, and other temporary differences expected to produce tax deductions in future periods. The realization of these assets depends on recognition of sufficient future taxable income in specific federal and state tax jurisdictions in which those temporary differences are deductible. In assessing the need for a valuation allowance on its deferred tax assets, the Company considers whether it is more likely than not that all of its deferred tax assets will be realized. On December 31, 2023, the Company release all of its valuation allowance of $284.9 million, which increased net deferred tax assets as of such date.

Note 16. Beta Pipeline Incident

On October 2, 2021, contractors operating under the direction of Beta LLC observed an oil sheen on the water approximately four miles off the coast of Newport Beach, California. Beta LLC platform personnel were notified and promptly initiated the Company’s Oil Spill Response Plan. On October 3, 2021, a Unified Command, consisting of the Company, the U.S. Coast Guard and California Department of Fish and Wildlife’s Office of Spill Prevention and Response, was established to respond to the Incident. Reports from the Unified Command’s contracted commercial divers and Remotely Operated Vehicle footage indicated that a 4,000-foot section of the Company’s pipeline had been displaced and that the pipeline had a 13-inch split, running parallel to the pipe, releasing approximately 588 barrels of oil.

All operations were suspended and the pipeline was shut-in pending the Company’s receipt of the required regulatory approvals to restart operations, including but not limited to, approval of a written restart plan from the Pipeline and Hazardous Materials Safety Administration (“PHMSA”), Office of Pipeline Safety. On April 10, 2023, the Company announced that it received the required approvals from federal regulatory agencies to restart operations at the Beta Field. Since such date, the pipeline has been operated in accordance with the restart procedures that were reviewed and approved by PHMSA.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 15, 2021, a federal grand jury in the Central District of California returned a federal criminal indictment against the Company, Beta LLC, and San Pedro Bay Pipeline Company in connection with the Incident. As previously disclosed, state authorities were conducting parallel criminal investigations. The Company reached court-approved agreements to resolve all criminal matters stemming from the Incident. As part of the resolution with the United States, the Company agreed to plead guilty to one count of misdemeanor negligent discharge of oil in violation of the Clean Water Act, and, agreed to pay a fine of approximately $7.1 million in installments over a period of three years, serve a term of four years’ probation and reimburse governmental agencies approximately $5.8 million for their response to this event. Additionally, as part of the resolution with the state of California, the Company agreed to enter a plea of No Contest to six misdemeanor charges, and, as a result, paid a fine in the amount of $4.9 million to be distributed among the state of California, including the State’s Fish and Game Preservation Fund, and Orange County, agreed to serve a one-year term of probation and agreed to certain compliance enhancements to its operations.

The Company is currently subject to a number of ongoing investigations related to the Incident by certain federal and state agencies and may be subject to new investigations and proceedings in the future, the results of which may have a material impact on the Company’s business and results of operations and could put pressure on its liquidity position going forward. With respect to PHMSA’s investigation, on April 6, 2023, PHMSA provided the Company notice of PHMSA’s positions regarding “probable violations of the Pipeline Safety Regulations” in connection with the Incident. The Company has responded to the notice and is conferring with PHMSA regarding a resolution. Amplify continues to comply with all regulatory requirements and investigations. The outcomes of these investigations and the nature of any remedies pursued will depend on the discretion of the relevant authorities and may result in regulatory or other enforcement actions, as well as civil liability.

The Company, Beta LLC, and San Pedro Bay Pipeline Company were named as defendants in a consolidated putative class action in the United States District Court for the Central District of California, asserting claims against the Company, Beta LLC, San Pedro Bay Pipeline Company, among others.

On August 25, 2022, the Company reached an agreement in principle with plaintiffs in the class action to resolve all civil claims against it and its subsidiaries. The settlement of $50.0 million, which also includes certain injunctive relief, has been and will continue to be funded under the Company’s insurance policies. The Court granted final approval of the settlement on April 24, 2023. Separately, on March 1, 2023, the Company announced that the vessels that struck and damaged the pipeline and their respective owners and operators agreed to pay the Company $96.5 million in a settlement. This settlement resolved Amplify’s affirmative claims related to the Incident, and as such, Amplify dismissed its legal claims against those parties.

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

Based on presently enacted laws and regulations and currently available facts, the Company estimates that the total costs it has incurred or will incur with respect to the Incident to be approximately $190.0 million to $210.0 million. The range of total costs is based on the Company’s assumptions regarding (i) settlement of costs associated with certain vendors for response and remediation expenses, (ii) resolution of certain third-party claims, excluding claims with respect to losses, which are not probable or reasonably estimable, and (iii) future claims and lawsuits. While the Company believes it has accurately reflected all probable and reasonably estimable costs incurred in the Company’s Unaudited Consolidated Statements of Operations, these estimates are subject to uncertainties associated with the underlying assumptions. Accordingly, as the Company’s assumptions and estimates may change in future periods based on future events, the Company can provide no assurance that total costs will not materially change in future periods.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In accordance with customary insurance practice, the Company maintains insurance policies, including loss of production insurance, against many potential losses or liabilities arising from its operations, which, in addition to the settlement amount disclosed, have covered a material portion of aggregate costs associated with the Incident. However, the Company can provide no assurance that its coverage will continue to adequately protect it against liability from all potential consequences, damages and losses related to the Incident and such view and understanding is preliminary and subject to change.

On March 31, 2024, and December 31, 2023, the Company’s insurance receivables were $1.4 million and $3.6 million, respectively. Excluding the costs associated with the resolution of the federal and state matters discussed above, for the three months ended March 31, 2024, the Company incurred response and remediation expenses and legal fees of $0.7 million, which primarily relates to certain legal costs that are not expected to be recovered under an insurance policy and are classified as “Pipeline Incident Loss” on the Company’s Unaudited Condensed Consolidated Statements of Operations. For more information, please see our annual report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 7, 2024.

Note 17. Subsequent Events

Borrowing Base Redetermination

See Note 7 for additional information relating to the Company’s borrowing base redetermination.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and accompanying notes in “Item 1. Financial Statements” contained herein and in “Item 1A. Risk Factors” of our Annual Report on the Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”). The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” in the front of this report.

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

Industry Trends

We continue to monitor the impact of the actions of the Organization of the Petroleum Exporting Countries and other large producing nations; the Russia-Ukraine conflict; conflicts in the Middle East; global inventories of oil and natural gas and the uncertainty associated with recovering oil demand; inflation and future monetary policy; and governmental policies aimed at transitioning towards lower carbon energy. Due to these factors, among others, we expect prices for some or all commodities to remain volatile. Thus, we cannot predict with reasonable certainty the extent to which these factors may impact our business, results of operations, financial condition and cash flows.

Recent Developments

Borrowing Base Redetermination

On May 2, 2024, OLLC completed its spring 2024 borrowing base redetermination, which reaffirmed the borrowing base of $150.0 million with elected commitments of $135.0 million. The next redetermination is expected in the fourth quarter of 2024.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates, including a discussion regarding the estimation uncertainty and the impact that our critical accounting estimates have had, or are reasonably likely to have, on our financial condition or results of operations, are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K. Significant estimates include, but are not limited to, oil and natural gas reserves; fair value estimates; revenue recognition; and contingencies and insurance accounting. These estimates, in our opinion, are subjective in nature, require the use of professional judgment and involve complex analysis.

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

Results of Operations

The results of operations for the three months ended March 31, 2024 and 2023 have been derived from our unaudited condensed consolidated financial statements. The comparability of the results of operations among the periods presented below is impacted by the Incident and suspension of operations at our Beta properties during 2023.

The following table summarizes certain of the results of operations for the periods indicated.

	For the Three Months Ended
	March 31,
	2024	2023
($ In thousands except per unit amounts)
Oil and natural gas sales	$75,322	$66,284
Other revenues	977	13,586
Lease operating expense	38,284	32,960
Gathering, processing and transportation	4,774	5,602
Taxes other than income	4,911	5,293
Depreciation, depletion and amortization	8,239	5,808
General and administrative expense	9,800	8,514
Loss (gain) on commodity derivative instruments	16,564	(15,159)
Pipeline incident loss	707	8,279
Interest expense, net	3,527	5,737
Litigation settlement	—	84,875
Income tax (expense) benefit - current	(1,395)	(12,527)
Income tax (expense) benefit - deferred	4,703	259,470
Net income (loss)	(9,396)	352,759

Oil and natural gas revenues:
Oil sales	$57,422	$38,816
NGL sales	7,525	7,785
Natural gas sales	10,375	19,683
Total oil and natural gas revenues	$75,322	$66,284

Production volumes:
Oil (MBbls)	786	535
NGLs (MBbls)	333	325
Natural gas (MMcf)	4,335	5,303
Total (MBoe)	1,842	1,745
Average net production (MBoe/d)	20.2	19.4

Average realized sales price (excluding commodity derivatives):
Oil (per Bbl)	$72.98	$72.52
NGL (per Bbl)	22.61	23.92
Natural gas (per Mcf)	2.39	3.71
Total (per Boe)	$40.89	$37.99

Average unit costs per Boe:
Lease operating expense	$20.78	$18.89
Gathering, processing and transportation	2.59	3.21
Taxes other than income	2.67	3.03
General and administrative expense	5.32	4.88
Depletion, depreciation and amortization	4.47	3.33

For the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

We reported a net loss of $9.4 million compared to net income of $352.8 million for the three months ended March 31, 2024 and 2023, respectively.

Oil, natural gas and NGL revenues were $75.3 million and $66.3 million for the three months ended March 31, 2024 and 2023, respectively. Average net production volumes were approximately 20.2 MBoe/d and 19.4 MBoe/d for the three months ended March 31, 2024 and 2023, respectively. The change in production volumes was primarily driven by Beta returning to production in April 2023. For the first quarter of 2023 Beta was offline. The average realized sales prices were $40.89 per Boe and $37.99 per Boe for the three months ended March 31, 2024 and 2023, respectively. The increase in oil, natural gas and NGL revenues and average realized sales price was primarily due to Beta returning to production in April 2023.

Other revenues were $1.0 million and $13.6 million for the three months ended March 31, 2024 and 2023, respectively. The decrease in other revenues was primarily related to our receipt of LOPI insurance proceeds of $13.5 million for the three months ended March 31, 2023. We have not received LOPI insurance proceeds since payments under the LOPI policy terminated on March 31, 2023.

Lease operating expenses were $38.3 million and $33.0 million for the three months ended March 31, 2024 and 2023, respectively. On a per Boe basis, lease operating expenses were $20.78 and $18.89 for the three months ended March 31, 2024 and 2023, respectively. The change in lease operating expense was primarily related to operating costs associated with Beta returning to production. During the first quarter of 2023, Beta was offline.

Gathering, processing and transportation expenses were $4.8 million and $5.6 million for the three months ended March 31, 2024 and 2023, respectively. On a per Boe basis, gathering, processing and transportation expenses were $2.59 and $3.21 for the three months ended March 31, 2024 and 2023, respectively. The change in gathering processing and transportation expense was primarily due to lower gas volumes and the expiration of minimum volume commitments for our Oklahoma properties.

Taxes other than income were $4.9 million and $5.3 million for the three months ended March 31, 2024 and 2023, respectively. On a per Boe basis, taxes other than income were $2.67 and $3.03 for the three months ended March 31, 2024 and 2023, respectively. The decrease was primarily related to a reduction in production taxes due to lower natural gas commodity prices.

DD&A expenses were $8.2 million and $5.8 million for the three months ended March 31, 2024 and 2023, respectively. The increase in DD&A expense was primarily driven by production at Beta. During the first quarter of 2023, Beta was offline.

General and administrative expenses were $9.8 million and $8.5 million for the three months ended March 31, 2024 and 2023, respectively. The change in general and administrative expenses was primarily related to (i) an increase of $0.6 million in stock compensation expense, (ii) an increase of $0.3 million in severance payments, (iii) and an increase of $0.4 million in office lease expense related to the early termination of our Oklahoma office lease.

Net loss on commodity derivative instruments of $16.6 million were recognized for the three months ended March 31, 2024, consisting of $20.8 million decrease in the fair value of open positions, partially offset by $4.3 million of cash settlements received on expired positions. Net gain on commodity derivative instruments of $15.2 million was recognized for the three months ended March 31, 2023, consisting of a $17.9 million increase in the fair value of open positions, partially offset by $2.7 million of cash settlements paid on expired positions.

Pipeline incident loss was $0.7 million and $8.3 million for the three months ended March 31, 2024 and 2023, respectively. The costs reflect certain expenses not expected to be recovered under an insurance policy. See Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

Litigation settlement was $84.9 million for the three months ended March 31, 2023, related to the settlement with the shipping companies and the containerships whose anchors struck the Company’s pipeline. See additional information discussed in Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report. No litigation settlement was recorded for the three months ended March 31, 2024.

Interest expense, net was $3.5 million and $5.7 million for the three months ended March 31, 2024 and 2023, respectively. The change in interest expense was primarily driven by lower outstanding borrowings, slightly lower interest rates and amortization of deferred issuance costs. In addition, in the first quarter of 2023, the Company wrote off $0.2 million in deferred issuance costs.

Average outstanding borrowings under our Revolving Credit Facility were $115.2 million and $192.4 million for the three months ended March 31, 2024 and 2023, respectively.

Current income tax expenses were $1.4 million and $12.5 million for the three months ended March 31, 2024 and 2023, respectively. See additional information discussed in Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

Deferred income tax benefits were $4.7 million and $259.5 million for the three months ended March 31, 2024 and 2023, respectively. Starting in the first quarter of 2023, we achieved three years of cumulative income which resulted in the release of the valuation allowance. See additional information discussed in Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

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

Reconciliation of Net Income (Loss) to Adjusted EBITDA

	For the Three Months Ended
	March 31,
	2024	2023

	(In thousands)
Net income (loss)	$(9,396)	$352,759
Interest expense, net	3,527	5,737
Income tax expense (benefit) - current	1,395	12,527
Income tax expense (benefit) - deferred	(4,703)	(259,470)
DD&A	8,239	5,808
Accretion of AROs	2,061	1,942
Losses (gains) on commodity derivative instruments	16,564	(15,159)
Cash settlements (paid) received on expired commodity derivative instruments	4,303	(2,709)
Pipeline incident loss	707	8,279
Litigation settlement	—	(84,875)
Share-based compensation expense	1,531	941
Exploration costs	41	26
Acquisition and divestiture related expenses	14	—
Bad debt expense	26	—
Other	592	—
Adjusted EBITDA	$24,901	$25,806

Reconciliation of Net Cash from Operating Activities to Adjusted EBITDA

	For the Three Months Ended
	March 31,
	2024	2023

	(In thousands)
Net cash provided by operating activities	$7,712	$90,313
Changes in working capital	11,217	(5,740)
Interest expense, net	3,527	5,737
Pipeline incident loss	707	8,279
Litigation settlement	—	(84,875)
Income tax expense (benefit) - current	1,395	12,527
Amortization and write-off of deferred financing fees	(304)	(461)
Exploration costs	41	26
Acquisition and divestiture related expenses	14	—
Other	592	—
Adjusted EBITDA	$24,901	$25,806

Liquidity and Capital Resources

Overview. Our ability to finance our operations, including funding capital expenditures and acquisitions, to meet our indebtedness obligations, to refinance our indebtedness or to meet our collateral requirements will depend on our ability to generate cash in the future. Our primary sources of liquidity and capital resources have historically been cash flows generated by operating activities and borrowings under our Revolving Credit Facility. As we pursue reserve and production growth, we plan to monitor which capital resources, including equity and debt financings, are available to us to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. Based on our current oil and natural gas price expectations, we believe our cash flows provided by operating activities and availability under our Revolving Credit Facility will provide us with the financial flexibility necessary to meet our cash requirements, including normal operating needs, and to pursue our currently planned 2024 development activities. However, future cash flows are subject to a number of variables, including the level of our oil and natural gas production and the prices we receive for our oil and natural gas production, and significant additional capital expenditures will be required to more fully develop our properties. We cannot assure you that operations and other needed capital will be available on acceptable terms, or at all. For the remainder of 2024, we expect our primary funding sources to be from internally generated cash flow but retain the flexibility to utilize borrowings under our Revolving Credit Facility and/or to access the debt and equity capital markets.

Impact of the Beta Pipeline Incident. There are remaining uncertainties surrounding the full impact that the Incident will have on our financial condition and cash flow generation going forward. We have incurred and will continue to incur certain costs as a result of the Incident. However, in addition to the settlement amount disclosed elsewhere in this Quarterly Report on Form 10-Q that we received from the vessels that struck and damaged the Pipeline and their respective owners and operators, we carry customary insurance policies, which have covered a material portion of aggregate costs, including loss of production income insurance to offset loss of revenue resulting from suspended operations. The loss of production income insurance related to the Incident expired on March 31, 2023. We restarted operations at Beta in April 2023. We can provide no assurance that our coverage will adequately protect us against liability from all potential consequences, damages and losses related to the Incident.

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

Capital Expenditures. Total capital expenditures were approximately $19.1 million for the three months ended March 31, 2024, which were primarily related to the development program at Beta, capital workovers and facilities upgrade projects at Beta and in Oklahoma and non-operated drilling and completion activities in the Eagle Ford.

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

As of March 31, 2024, we had a working capital deficit (excluding commodity derivatives) of $21.4 million primarily due to accrued liabilities of $36.8 million, revenues payable of $20.8 million, and accounts payable of $21.7 million partially offset by accounts receivable of $36.5 million, prepaid expenses of $18.4 million and cash on hand of $3.0 million.

Debt Agreement

Revolving Credit Facility. On July 31, 2023, OLLC and Acquisitionco entered into the Revolving Credit Facility. The Revolving Credit Facility is a replacement in full of the Prior Revolving Credit Facility. The aggregate principal amount of loans outstanding under the Revolving Credit Facility as of March 31, 2024, was $115.0 million.

As of March 31, 2024, we had approximately $20.0 million of available borrowings under our Revolving Credit Facility.

The Company is required to maintain a minimum current ratio of 1.00 to 1.00, which is measured on the last day of each quarter. On March 31, 2024, the Company’s current ratio was 0.98 to 1.00. On May 2, 2024, the Company received a letter agreement from its lenders waiving any default or event of default as a result of such noncompliance related to the minimum current ratio requirement for the quarter ended March 31, 2024. As a result, the Company was in compliance with all financial covenants as of March 31, 2024. The Company expects to maintain a current ratio of 1.0 to 1.0 in future quarters.

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

Sinking Fund Payments. We have a funding requirement to fund a trust account to comply with supplemental regulatory bonding requirements related to our decommissioning obligations for the Beta production facilities. As of March 31, 2024, our future commitment under this agreement was $6.8 million for the remainder of 2024 and $9.0 million per year until the escrow account is fully funded. See Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for the three months ended March 31, 2024 and 2023 have been derived from our Unaudited Condensed Consolidated Financial Statements. For information regarding the individual components of our cash flow amounts, see our Unaudited Condensed Consolidated Statements of Cash Flows included under “Item 1. Financial Statements” of this quarterly report.

	For the Three Months Ended
	March 31,
	2024	2023

	(In thousands)
Net cash provided by operating activities	$7,712	$90,313
Net cash used in investing activities	(23,724)	(10,417)
Net cash used in financing activities	(1,745)	(67,141)

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net cash provided by operating activities was $7.7 million and $90.3 million for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2023, we received $84.9 million in connection with the settlement between the Company and the vessels that struck and damaged the pipeline and their respective owners and operators.

Production volumes were approximately 20.2 MBoe/d and 19.4 MBoe/d for the three months ended March 31, 2024 and 2023, respectively. The change in production volumes was primarily driven by Beta returning to production in April 2023. For the first quarter of 2023 Beta was offline. The average realized sales price was $40.89 per Boe and $37.99 per Boe for the three months ended March 31, 2024 and 2023, respectively. The change in average realized sales price was primarily due to higher oil commodity prices and Beta coming back online.

Net cash provided by operating activities for the three months ended March 31, 2024 included $4.3 million of cash received on expired commodity derivative instruments compared to $2.7 million of cash paid on expired commodity derivatives for the three months ended March 31, 2023. For the three months ended March 31, 2024, we had net losses on commodity derivative instruments of $16.6 million compared to a net gain of $15.2 million for the three months ended March 31, 2023.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2024 was $23.7 million, of which $19.1 million was used for additions to oil and natural gas properties. In addition, we had a decrease of $1.5 million in our capital expenditures payable account. Net cash provided by investing activities for the three months ended March 31, 2023 was $10.4 million, of which $8.2 million was used for additions to oil and natural gas properties.

Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with our Beta properties. Additions to restricted investments were $2.5 million and $2.1 million during the three months ended March 31, 2024 and 2023, respectively.

Financing Activities. We had repayments of $25.0 million, offset by $25.0 million in borrowings for the three months ended March 31, 2024 related to our Revolving Credit Facility compared to net repayments of $65.0 million for the three months ended March 31, 2023.

Off–Balance Sheet Arrangements

As of March 31, 2024, we had no off–balance sheet arrangements.

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

ITEM 4.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024. We believe that our internal controls and procedures are still functioning as designed and were effective for the most recent quarter.

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

PART II—OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

For a discussion of the legal proceedings associated with the Incident, see Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report and the annual financial statements and related notes included in our 2023 Form 10-K.

Future litigation may be necessary, among other things, to defend ourselves by determining the scope, enforceability, and validity of claims. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 1A.RISK FACTORS.

Our business faces many risks. Any of the risks discussed elsewhere in this quarterly report and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. There have been no material changes to the risk factors disclosed in Part I, Item 1A in our 2023 Form 10-K.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes our repurchase activity during the three months ended March 31, 2024:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
			Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased	Paid per Share	or Programs	Plans or Programs (1)
				(In thousands)
Common Shares Repurchased (1)
January 1, 2024 - January 31, 2024	29,412	$5.96	—	n/a
February 1, 2024 - February 29, 2024	137,637	$6.04	—	n/a
March 1, 2024 - March 31, 2024	60,162	$6.05	—	n/a
(1)	Common shares are generally net-settled by shareholders to cover the required withholding tax upon vesting. We repurchased the remaining vesting shares on the vesting date at current market price. See Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

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

Amplify Energy Corp.
(Registrant)

Date:	May 8, 2024	By:	/s/ James Frew
		Name:	James Frew
		Title:	Senior Vice President and Chief Financial Officer

Date:	May 8, 2024	By:	/s/ Eric Dulany
		Name:	Eric Dulany
		Title:	Vice President and Chief Accounting Officer