Form 10-Q
period 2024-06-30
Amplify Energy Corp.
filed 2024-08-07
CIK 1533924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Securities Registered Pursuant to Section 12(b):

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AMPY	NYSE

As of July 31, 2024, the registrant had 39,742,600 outstanding shares of common stock, $0.01 par value outstanding.

AMPLIFY ENERGY CORP.

		Page

	Glossary of Oil and Natural Gas Terms	1
	Names of Entities	4
	Cautionary Note Regarding Forward-Looking Statements	5

PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements	8
	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023	8
	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2024 and 2023	9
	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2024 and 2023	10
	Unaudited Condensed Consolidated Statements of Equity (Deficit) for the Three and Six Months Ended June 30, 2024 and 2023	11
	Notes to Unaudited Condensed Consolidated Financial Statements	12
	Note 1 – Organization and Basis of Presentation	12
	Note 2 – Summary of Significant Accounting Policies	12
	Note 3 – Revenue	13
	Note 4 – Fair Value Measurements of Financial Instruments	13
	Note 5 – Risk Management and Derivative Instruments	15
	Note 6 – Asset Retirement Obligations	17
	Note 7 – Long-Term Debt	18
	Note 8 – Equity	19
	Note 9 – Earnings (Loss) per Share	20
	Note 10 – Long-Term Incentive Plans	20
	Note 11 – Leases	22
	Note 12 – Supplemental Disclosures to the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Cash Flows	24
	Note 13 – Related Party Transactions	25
	Note 14 – Commitments and Contingencies	25
	Note 15 – Income Taxes	26
	Note 16 – Beta Pipeline Incident	27

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39

PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Mine Safety Disclosures	41
Item 5.	Other Information	41
Item 6.	Exhibits	42

Signatures		43

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

Henry Hub: A distribution hub in Louisiana that serves as the delivery location for natural gas futures contracts on the New York Mercantile Exchange.

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

Proved Reserves: Those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible, from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations, prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced, or the operator must be reasonably certain that it will commence the project, within a reasonable time. The area of the reservoir considered as proved includes (i) the area identified by drilling and limited by fluid contacts, if any, and (ii) adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or natural gas on the basis of available geoscience and engineering data. In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons, as seen in a well penetration, unless geoscience, engineering or performance data and reliable technology establishes a lower contact with reasonable certainty. Where direct observation from well penetrations has defined a highest known oil elevation and the potential exists for an associated natural gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty. Reserves which can be produced economically through application of improved recovery techniques (including fluid injection) are included in the proved classification when (i) successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir, or an Analogous Reservoir or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based, and (ii) the project has been approved for development by all necessary parties and entities, including governmental entities. Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price used is the average price during the twelve-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

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

WTI: West Texas Intermediate.

NAMES OF ENTITIES

As used in this Form 10-Q, unless indicated otherwise:

●	“Amplify Energy,” “Amplify,” “it,” the “Company,” “we,” “our,” “us,” or like terms refer to Amplify Energy Corp. individually and/or collectively with its subsidiaries, as the context requires;
●	“Legacy Amplify” refers to Amplify Energy Holdings LLC (f/k/a Amplify Energy Corp.), the successor reporting company of Memorial Production Partners LP; and
●	“OLLC” refers to Amplify Energy Operating LLC, our wholly owned subsidiary through which we operate our properties.

CAUTIONARY NOTE REGARDING FORWARD–LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

●	business strategies;
●	acquisition and disposition strategy;
●	cash flows and liquidity;
●	financial strategy;
●	ongoing impact of the oil incident that occurred off the coast of Southern California resulting from the Company’s pipeline operations (the “Pipeline”) at the Beta Field (the “Incident”);
●	ability to replace the reserves we produce through drilling;
●	drilling locations;
●	oil and natural gas reserves;
●	technology;
●	realized oil, natural gas and NGL prices;
●	production volumes;
●	lease operating expense;
●	gathering, processing and transportation;
●	general and administrative expense;
●	future operating results;
●	ability to procure drilling and production equipment;
●	ability to procure oil field labor;
●	planned capital expenditures and the availability of capital resources to fund capital expenditures;
●	ability to access capital markets;
●	marketing of oil, natural gas and NGLs;
●	political and economic conditions and events in foreign oil and natural gas producing countries, including embargoes, continued hostilities in Ukraine and the Middle East and other sustained military campaigns;
●	acts of God, fires, earthquakes, storms, floods, other adverse weather conditions, war, acts of terrorism, cybersecurity breaches, military operations or national emergency;

●	the occurrence or threat of epidemic or pandemic diseases, or any government response to such occurrence or threat;
●	expectations regarding general economic conditions, including inflation;
●	competition in the oil and natural gas industry;
●	effectiveness of risk management activities;
●	environmental liabilities;
●	counterparty credit risk;
●	expectations regarding governmental regulation and taxation;
●	expectations regarding developments in oil-producing and natural-gas producing countries; and
●	plans, objectives, expectations and intentions.

All statements, other than statements of historical fact included in this report, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “outlook,” “continue,” the negative of such terms or other comparable terminology. These statements address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as projections of results of operations, plans for growth, goals, future capital expenditures, competitive strengths, references to future intentions and other such references. These forward-looking statements involve risks and uncertainties. Important factors that could cause our actual results or financial condition to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following risks and uncertainties:

●	risks related to a redetermination of the borrowing base under our senior secured reserve-based revolving credit facility (the “Revolving Credit Facility”);
●	our ability to access funds on acceptable terms, if at all, because of the terms and conditions governing our indebtedness, including financial covenants;
●	our ability to satisfy debt obligations;
●	risks related to the Incident and the ongoing impact to the Company;
●	volatility in the prices for oil, natural gas and NGLs;
●	the potential for additional impairments due to continuing or future declines in oil, natural gas and NGL prices;
●	the uncertainty inherent in estimating quantities of oil, natural gas and NGL reserves;
●	our substantial future capital requirements, which may be subject to limited availability of financing;
●	the uncertainty inherent in the development and production of oil and natural gas;
●	our need to make accretive acquisitions or substantial capital expenditures to maintain our declining asset base;
●	the existence of unanticipated liabilities or problems relating to acquired or divested businesses or properties;
●	potential acquisitions, including our ability to make acquisitions on favorable terms or to integrate acquired properties;

●	the consequences of changes we have made, or may make from time to time in the future, to our capital expenditure budget, including the impact of those changes on our production levels, reserves, results of operations and liquidity;
●	potential shortages of, or increased costs for, drilling and production equipment and supply materials for production, such as CO2;
●	potential difficulties in the marketing of oil and natural gas;
●	changes to the financial condition of counterparties;
●	uncertainties surrounding the success of our secondary and tertiary recovery efforts;
●	competition in the oil and natural gas industry;
●	our results of evaluation and implementation of strategic alternatives;
●	general political and economic conditions, globally and in the jurisdictions in which we operate, including Russian invasion of Ukraine, the Israel-Hamas war and the potential destabilizing effect such conflicts may pose for those regions and/or the global oil and natural gas markets;
●	the impact of climate change and natural disasters, such as earthquakes, tidal waves, mudslides, fires and floods;
●	the impact of local, state and federal governmental regulations, including those related to climate change and hydraulic fracturing;
●	the risk that our hedging strategy may be ineffective or may reduce our income;
●	the cost and availability of insurance as well as operating risks that may not be covered by an effective indemnity or insurance;
●	actions of third-party co-owners of interests in properties in which we also own an interest; and
●	other risks and uncertainties described in “Item 1A. Risk Factors.”

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

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding shares)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$502	$20,746
Accounts receivable, net (see Note 12)	36,306	39,096
Short-term derivative instruments	1,780	17,669
Prepaid expenses and other current assets	23,430	20,672
Total current assets	62,018	98,183
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	909,387	873,478
Support equipment and facilities	150,295	149,069
Other	11,352	10,359
Accumulated depreciation, depletion and amortization	(702,232)	(686,165)
Property and equipment, net	368,802	346,741
Long-term derivative instruments	—	9,405
Restricted investments	24,904	19,935
Operating lease - long term right-of-use asset	5,012	5,756
Deferred tax asset	256,363	253,796
Other long-term assets	3,276	3,858
Total assets	$720,375	$737,674

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$25,056	$23,616
Revenues payable	12,629	21,944
Accrued liabilities (see Note 12)	35,831	50,871
Total current liabilities	73,516	96,431
Long-term debt (see Note 7)	118,000	115,000
Asset retirement obligations	125,739	122,001
Long-term derivative instruments	477	—
Operating lease liability	4,241	5,090
Other long-term liabilities	8,113	8,116
Total liabilities	330,086	346,638
Commitments and contingencies (see Note 14)
Stockholders' equity (deficit):
Preferred stock, $0.01 par value: 50,000,000 shares authorized; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value: 250,000,000 shares authorized; 39,637,947 and 39,147,205 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	398	393
Additional paid-in capital	436,582	435,095
Accumulated deficit	(46,691)	(44,452)
Total stockholders' equity (deficit)	390,289	391,036
Total liabilities and equity	$720,375	$737,674

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Oil and natural gas sales	$72,346	$67,393	$147,668	$133,677
Other revenues	7,157	4,578	8,134	18,164
Total revenues	79,503	71,971	155,802	151,841

Costs and expenses:
Lease operating expense	36,311	34,903	74,595	67,863
Gathering, processing and transportation	4,895	5,149	9,669	10,751
Taxes other than income	4,631	5,205	9,542	10,498
Depreciation, depletion and amortization	7,827	7,072	16,066	12,880
General and administrative expense	8,358	7,778	18,158	16,292
Accretion of asset retirement obligations	2,096	1,975	4,157	3,917
Loss (gain) on commodity derivative instruments	1,225	(3,798)	17,789	(18,957)
Pipeline incident loss	500	6,844	1,207	15,123
Other, net	108	253	149	279
Total costs and expenses	65,951	65,381	151,332	118,646
Operating income (loss)	13,552	6,590	4,470	33,195
Other income (expense):
Interest expense, net	(3,632)	(3,701)	(7,159)	(9,438)
Litigation settlement (See Note 16)	—	—	—	84,875
Other income (expense)	(109)	122	(204)	195
Total other income (expense)	(3,741)	(3,579)	(7,363)	75,632
Income (loss) before income taxes	9,811	3,011	(2,893)	108,827
Income tax (expense) benefit - current	(557)	6,853	(1,952)	(5,674)
Income tax (expense) benefit - deferred	(2,135)	(48)	2,568	259,422
Net income (loss)	$7,119	$9,816	$(2,277)	$362,575

Allocation of net income (loss) to:
Net income (loss) available to common stockholders	$6,773	$9,383	$(2,277)	$346,153
Net income (loss) allocated to participating securities	346	433	—	16,422
Net income (loss) available to Amplify Energy Corp.	$7,119	$9,816	$(2,277)	$362,575

Earnings (loss) per share: (See Note 9)
Basic and diluted earnings (loss) per share	$0.17	$0.24	$(0.06)	$8.91
Weighted average common shares outstanding:
Basic and diluted	39,629	38,971	39,519	38,833

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(2,277)	$362,575
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	16,066	12,880
Loss (gain) on derivative instruments	17,789	(18,957)
Cash settlements (paid) received on expired derivative instruments	7,983	(1,192)
Deferred income tax expense (benefit)	(2,568)	(259,422)
Accretion of asset retirement obligations	4,157	3,917
Share-based compensation (see Note 10)	3,298	2,281
Settlement of asset retirement obligations	(416)	(289)
Amortization and write-off of deferred financing costs	608	771
Bad debt expense	26	85
Changes in operating assets and liabilities:
Accounts receivable	2,763	17,348
Prepaid expenses and other assets	(2,784)	(4,558)
Payables and accrued liabilities	(21,544)	(20,662)
Other	—	444
Net cash provided by operating activities	23,101	95,221
Cash flows from investing activities:
Additions to oil and gas properties	(38,616)	(16,772)
Additions to other property and equipment	(992)	(153)
Additions to restricted investments	(4,969)	(4,224)
Net cash used in investing activities	(44,577)	(21,149)
Cash flows from financing activities:
Advances on Revolving Credit Facility	53,000	10,000
Payments on Revolving Credit Facility	(50,000)	(80,000)
Deferred financing costs	—	(60)
Shares withheld for taxes	(1,768)	(2,147)
Net cash used in financing activities	1,232	(72,207)
Net change in cash and cash equivalents	(20,244)	1,865
Cash and cash equivalents, beginning of period	20,746	—
Cash and cash equivalents, end of period	$502	$1,865

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(In thousands)

	Stockholders' Equity
		Additional	Accumulated
	Common	Paid-in	Earnings
	Stock	Capital	(Deficit)	Total
Balance at December 31, 2023	$393	$435,095	$(44,452)	$391,036
Net income (loss)	—	—	(9,396)	(9,396)
Share-based compensation expense	—	1,120	—	1,120
Shares withheld for taxes	—	(1,745)	—	(1,745)
Other	5	(5)	—	—
Balance at March 31, 2024	398	434,465	(53,848)	381,015
Net income (loss)	—	—	7,119	7,119
Share-based compensation expense	—	2,140	38	2,178
Shares withheld for taxes	—	(23)	—	(23)
Balance at June 30, 2024	$398	$436,582	$(46,691)	$390,289

	Stockholders' Equity (Deficit)
		Additional	Accumulated
	Common	Paid-in	Earnings
	Stock	Capital	(Deficit)	Total
Balance at December 31, 2022	$386	$432,251	$(437,202)	$(4,565)
Net income (loss)	—	—	352,759	352,759
Share-based compensation expense	—	941	—	941
Shares withheld for taxes	—	(2,141)	—	(2,141)
Other	5	(5)	—	—
Balance at March 31, 2023	391	431,046	(84,443)	346,994
Net income (loss)	—	—	9,816	9,816
Share-based compensation expense	—	1,340	—	1,340
Shares withheld for taxes	—	(6)	—	(6)
Balance at June 30, 2023	$391	$432,380	$(74,627)	$358,144

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Revenue

Revenue from Contracts with Customers

Revenue is recognized when the following five steps are completed: (1) identify the contract with the customer, (2) identify the performance obligation (promise) in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when the reporting organization satisfies a performance obligation.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(In thousands)
Revenues
Oil	$57,789	$50,750	$115,210	$89,566
NGLs	6,565	6,411	14,091	14,196
Natural gas	7,992	10,232	18,367	29,915
Oil and natural gas sales	$72,346	$67,393	$147,668	$133,677

Contract Balances

Under the Company’s sales contracts, the Company invoices customers once its performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s contracts do not give rise to contract assets or liabilities. Accounts receivable attributable to the Company’s revenue contracts with customers were $30.2 million at June 30, 2024 and $31.1 million at December 31, 2023.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The carrying values of accounts receivables, accounts payables (including accrued liabilities), restricted investments and amounts outstanding under long-term debt agreements with variable rates included in the accompanying Unaudited Condensed Consolidated Balance Sheets approximated fair value at June 30, 2024 and December 31, 2023. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair market values of the derivative financial instruments reflected on the accompanying Unaudited Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 were based on estimated forward commodity prices. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following tables present the gross derivative assets and liabilities that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023 for each of the fair value hierarchy levels:

	Fair Value Measurements at June 30, 2024
			Significant
	Quoted Prices in	Significant Other	Unobservable
	Active Market	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value

	(In thousands)
Assets:
Commodity derivatives	$—	$18,688	$—	$18,688
Interest rate derivatives	—	—	—	—
Total assets	$—	$18,688	$—	$18,688

Liabilities:
Commodity derivatives	$—	$17,385	$—	$17,385
Interest rate derivatives	—	—	—	—
Total liabilities	$—	$17,385	$—	$17,385

	Fair Value Measurements at December 31, 2023
			Significant
	Quoted Prices in	Significant Other	Unobservable
	Active Market	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value

	(In thousands)
Assets:
Commodity derivatives	$—	$39,439	$—	$39,439
Interest rate derivatives	—	—	—	—
Total assets	$—	$39,439	$—	$39,439

Liabilities:
Commodity derivatives	$—	$12,365	$—	$12,365
Interest rate derivatives	—	—	—	—
Total liabilities	$—	$12,365	$—	$12,365

See Note 5 for additional information regarding the Company’s derivative instruments.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis, as reflected on the accompanying Unaudited Condensed Consolidated Balance Sheets. The following methods and assumptions are used to estimate the fair values:

●	The fair value of asset retirement obligations (“AROs”) is based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding factors such as the existence of a legal obligation for an ARO; amounts and timing of settlements; the credit-adjusted risk-free rate; and inflation rates. The initial fair value estimates are based on unobservable market data and are classified within Level 3 of the fair value hierarchy. See Note 6 for a summary of changes in AROs.
●	Proved oil and natural gas properties are reviewed for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such properties. The Company uses an income approach based on the discounted cash flow method, whereby the present value of expected future net cash flows is discounted by applying an appropriate discount rate, for purposes of placing a fair value on the assets. The future cash flows are based on management’s estimates for the future. The unobservable inputs used to determine fair value include, but are not limited to, estimates of proved reserves, estimates of probable reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and natural gas properties (some of which are Level 3 inputs within the fair value hierarchy).
●	No impairment expense was recorded on proved oil and natural gas properties during the three and six months ended June 30, 2024 and 2023.

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

Certain inherent business risks are associated with commodity derivative contracts, including market risk and credit risk. Market risk is the risk that the price of natural gas or oil will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the counterparty to a contract. It is the Company’s policy to enter into derivative contracts only with creditworthy counterparties, which are generally financial institutions, deemed by management as competent and competitive market makers. Some of the lenders, or certain of their affiliates, under the Company’s current credit agreements are counterparties to its derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with creditworthy counterparties that are generally large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. The Company has also entered into International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of its counterparties. The terms of the ISDA Agreements provide the Company and each of its counterparties with rights of set-off upon the occurrence of defined acts of default by either the Company or its counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. As a result, had certain counterparties failed completely to perform according to the terms of the existing contracts, the Company would have the right to offset $3.2 million against amounts outstanding under our Revolving Credit Facility at June 30, 2024. See Note 7 for additional information regarding the Company’s Revolving Credit Facility.

Commodity Derivatives

The Company may use a combination of commodity derivatives (e.g., floating-for-fixed swaps, put options and costless collars) to manage exposure to commodity price volatility. The Company recognizes all derivative instruments at fair value.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company enters into natural gas derivative contracts that are indexed to NYMEX-Henry Hub. The Company also enters into oil derivative contracts indexed to NYMEX-WTI.

At June 30, 2024, the Company had the following open commodity positions:

	Remaining
	2024	2025	2026
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (MMBtu)	775,000	675,000	500,000
Weighted-average fixed price	$3.73	$3.74	$3.79

Collar contracts:
Two-way collars
Average monthly volume (MMBtu)	500,000	500,000	500,000
Weighted-average floor price	$3.50	$3.50	$3.55
Weighted-average ceiling price	$4.10	$4.10	$4.17

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (Bbls)	83,000	78,583	30,917
Weighted-average fixed price	$74.34	$71.79	$70.68

Collar contracts:
Two-way collars
Average monthly volume (Bbls)	102,000	59,500	—
Weighted-average floor price	$70.00	$70.00	$—
Weighted-average ceiling price	$80.20	$80.20	$—

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at June 30, 2024 and December 31, 2023. There was no cash collateral received or pledged associated with the Company’s derivative instruments since most of its counterparties, or certain of its affiliates, to its derivative contracts are lenders under its Revolving Credit Facility.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Asset	Liability	Asset	Liability
		Derivatives	Derivatives	Derivatives	Derivatives
		June 30,	June 30,	December 31,	December 31,
Type	Balance Sheet Location	2024	2024	2023	2023

		(In thousands)
Commodity contracts	Short-term derivative instruments	$11,726	$9,946	$21,657	$3,988
Interest rate swaps	Short-term derivative instruments	—	—	—	—
Gross fair value		11,726	9,946	21,657	3,988
Netting arrangements		(9,946)	(9,946)	(3,988)	(3,988)
Net recorded fair value	Short-term derivative instruments	$1,780	$—	$17,669	$—

Commodity contracts	Long-term derivative instruments	$6,962	$7,439	$17,782	$8,377
Interest rate swaps	Long-term derivative instruments	—	—	—	—
Gross fair value		6,962	7,439	17,782	8,377
Netting arrangements		(6,962)	(6,962)	(8,377)	(8,377)
Net recorded fair value	Long-term derivative instruments	$—	$477	$9,405	$—

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

		For the Three Months Ended		For the Six Months Ended
	Statements of	June 30,		June 30,
	Operations Location	2024	2023	2024	2023
Commodity derivative contracts	Loss (gain) on commodity derivatives	$1,225	$(3,798)	$17,789	$(18,957)

Note 6. Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the Company’s portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the six months ended June 30, 2024 (in thousands):

Asset retirement obligations at beginning of period	$123,494
Liabilities settled	(416)
Liabilities removed upon sale of wells	—
Accretion expense	4,157
Revision of estimates	80
Asset retirement obligation at end of period	127,315
Less: Current portion	1,576
Asset retirement obligations - long-term portion	$125,739

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Long-Term Debt

The following table presents the Company’s consolidated debt obligations at the dates indicated:

	June 30,	December 31,
	2024	2023

	(In thousands)
Revolving Credit Facility (1)	$118,000	$115,000
Total long-term debt	$118,000	$115,000
(1)	The carrying amount of the Company’s Revolving Credit Facility approximates fair value because the interest rates are variable and reflective of market rates.

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

The aggregate principal amount of loans outstanding under the Revolving Credit Facility as of June 30, 2024, was $118.0 million. The borrowing base under the facility is $150.0 million with elected commitments of $135.0 million, and, consistent with the Prior Revolving Credit Facility, the Revolving Credit Facility borrowing base will be subject to redetermination on at least a semi-annual basis, primarily based on a reserve engineering report.

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

As of June 30, 2024, the Company was in compliance with all the financial (current ratio and total leverage ratio) and non-financial covenants associated with the Revolving Credit Facility.

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid, excluding commitment fees, on the Company’s consolidated variable-rate debt obligations for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revolving Credit Facility	9.35%	8.67%	9.37%	9.31%

Letters of Credit

At June 30, 2024, the Company had no letters of credit outstanding.

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with the Company’s Revolving Credit Facility were $3.8 million at June 30, 2024.

Note 8. Equity

Common Stock

The Company’s authorized capital stock includes 250,000,000 shares of common stock, $0.01 par value per share. The following is a summary of the changes in the Company’s common stock issued for the six months ended June 30, 2024:

Common Stock
Balance, December 31, 2023	39,147,205
Issuance of common stock	—
Restricted stock units vested	740,597
Shares withheld for taxes (1)	(249,855)
Balance, June 30, 2024	39,637,947
(1)	Represents the net settlement on vesting of restricted stock to satisfy tax withholding requirements.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Earnings (Loss) per Share

The following sets forth the calculation of earnings (loss) per share, or EPS, for the periods indicated (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income (loss)	$7,119	$9,816	$(2,277)	$362,575
Less: Net income allocated to participating securities	346	433	—	16,422
Basic and diluted earnings available to common stockholders	$6,773	$9,383	$(2,277)	$346,153

Common shares:
Common shares outstanding — basic	39,629	38,971	39,519	38,833
Dilutive effect of potential common shares	—	—	—	—
Common shares outstanding — diluted	39,629	38,971	39,519	38,833

Net earnings (loss) per share:
Basic	$0.17	$0.24	$(0.06)	$8.91
Diluted	$0.17	$0.24	$(0.06)	$8.91

Note 10. Long-Term Incentive Plans

On May 15, 2024, the Company’s shareholders approved the Amplify Energy Corp. 2024 Equity Incentive Plan (the “2024 EIP”), which had previously been approved by the board of directors of the Company. No further awards will be granted under the prior Legacy Equity Incentive Plan (“EIP,” and together with the 2024 EIP, the “EIP Plans”).

The 2024 EIP provides for awards that can be granted in the form of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards, stock awards and other incentive awards. To the extent that an award, other than stock options or stock appreciation rights, under the 2024 EIP has expired or been forfeited or canceled for any reason without having been exercised in full, the unexercised award would then be available again for future grants under the 2024 EIP. The 2024 EIP is administered by the board of directors of the Company.

Restricted Stock Units

Restricted Stock Units with Service Vesting Condition

Restricted stock units with service vesting conditions (“TSUs”) are accounted for as either equity-classified awards or liability-classified awards. The grant-date fair value is recognized as compensation cost on a straight-line basis over the requisite service period and forfeitures are accounted for as they occur. The Company considered its intent and ability to settle awards in cash or shares of stock in determining whether to classify the awards as equity or liability awards. Compensation costs for equity-classified awards are recorded as general and administrative expense. The fair value of liability-classified awards is determined on a quarterly basis beginning at the grant date until final vesting. Changes in the fair value of liability-classified awards are recorded to general administrative expense and are remeasured at fair value each reporting period.

In February 2024, the Company granted contingent cash-settlement awards in the form of TSUs (the “2024 TSUs”). In May 2024, the Company received shareholder approval of the 2024 EIP, which removed the contingent consideration around the 2024 TSUs. As of June 30, 2024, the 2024 TSUs were reclassified as equity awards. The compensation cost related to these awards is determined by the fair value of the award on the modification date. The 2024 TSUs will vest in substantially equal installments over a three-year period.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The unrecognized cost associated with the TSUs was $7.0 million at June 30, 2024. The Company expects to recognize the unrecognized compensation cost for these awards over a weighted average period of approximately 2.1 years.

The following table summarizes information regarding the TSUs activity for the period presented:

`		Weighted-
		Average Grant-
	Number of	Date Fair Value
	Units	per Unit (1)
TSUs outstanding at December 31, 2023	1,331,456	$5.77
Granted (2)	711,676	$6.30
Forfeited	(5,922)	$5.04
Vested	(633,553)	$5.02
TSUs outstanding at June 30, 2024	1,403,657	$6.38
(1)	Determined by dividing the aggregate grant-date fair value of awards by the number of awards issued.
(2)	The aggregate grant-date fair value of TSUs issued for the six months ended June 30, 2024 was $4.5 million based on a grant-date market price ranging from $6.26 per share to $6.30 per share.

Restricted Stock Units with Market and Service Vesting Conditions

Restricted stock units with market and service vesting conditions (“PSUs”) are accounted for as either equity-classified or liability-classified awards. The grant-date fair value is recognized as compensation cost on a graded-vesting basis. The fair value of the awards is estimated on their grant dates using a Monte Carlo simulation. The Company recognizes compensation cost over the requisite service or performance period. The Company accounts for forfeitures as they occur. Vesting of PSUs can range from 0% to 200% of the target awards granted based on the Company’s relative total shareholder return as compared to the total shareholder return of the Company’s performance peer group over the applicable performance period.

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

In February 2024, the Company granted contingent cash-settlement awards in the form of PSUs (the “2024 PSUs”). In May 2024, the Company received shareholder approval of the 2024 EIP, which removed the contingent consideration around the 2024 PSUs. As of June 30, 2024, the 2024 PSUs are reclassified as equity awards with a three-year vesting period. The compensation cost related to these awards is determined by the fair value of the award on the modification date. The three-year performance period for the 2024 PSUs is January 1, 2024 through December 31, 2026.

Compensation costs related to PSU awards are recorded as general and administrative expense. The unrecognized cost associated with PSU awards was $4.2 million at June 30, 2024. The Company expects to recognize the unrecognized compensation cost for PSU awards over a weighted-average period of approximately 2.1 years.

The below table reflects the ranges for the assumptions used in the Monte Carlo model for the 2024 PSUs:

	Date of Grant: February 2024	Modification Date: May 2024
Expected volatility	75.8%	63.2%
Dividend yield	0.00%	0.00%
Risk-free interest rate	4.19%	4.72%

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information regarding the PSU activity for the period presented:

		Weighted-
		Average Grant-
	Number of	Date Fair Value
	Units	per Unit (1)
PSUs outstanding at December 31, 2023	402,701	$9.31
Granted (2)	312,843	$7.55
Forfeited	—	$—
Vested	(107,044)	$2.63
PSUs outstanding at June 30, 2024	608,500	$9.58
(1)	Determined by dividing the aggregate grant-date fair value of awards by the number of awards issued.
(2)	The aggregate grant-date fair value of PSUs issued for the six months ended June 30, 2024 was $2.4 million based on a calculated fair value price ranging from $2.63 to $8.33 per share.

Compensation Expense

The following table summarizes the amount of recognized compensation expense associated with the EIP Plans, which are reflected in the accompanying Unaudited Condensed Consolidated Statements of Operations for the periods presented (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Share-based compensation costs
TSUs	$1,272	$1,040	$2,363	$1,938
PSUs	495	300	935	343
	$1,767	$1,340	$3,298	$2,281

Note 11. Leases

The Company has leases for office space, warehouse space and equipment in its corporate office and operating regions as well as vehicles, compressors and surface rentals related to its business operations. In addition, the Company has right-of-way leases to operate the San Pedro Bay Pipeline. Most of the Company’s leases, other than its corporate office lease, have an initial term and may be extended on a month-to-month basis after expiration of the initial term. Most of the Company’s leases can be terminated with 30-day prior written notice. The majority of its month-to-month leases are not included as a lease liability in its balance sheet because continuation of the lease is not reasonably certain. Additionally, the Company elected the short-term practical expedient to exclude leases with a term of twelve months or less. For the quarter ended June 30, 2024, all of the Company’s leases qualified as operating leases, and it did not have any existing or new leases qualifying as financing leases or variable leases.

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

For the six months ended June 30, 2024 and 2023, the Company recognized approximately $1.0 million and $1.1 million, respectively, of costs relating to the operating leases in the Unaudited Condensed Consolidated Statements of Operations.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information related to the Company’s lease liabilities is included in the table below:

	For the Six Months Ended
	June 30,
	2024	2023

	(In thousands)
Non-cash amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$744	$948

The following table presents the Company’s right-of-use assets and lease liabilities for the period presented:

	June 30,	December 31,
	2024	2023

	(In thousands)
Right-of-use asset	$5,012	$5,756

Lease liabilities:
Current lease liability	1,773	1,737
Long-term lease liability	4,241	5,090
Total lease liability	$6,014	$6,827

The following table reflects the Company’s maturity analysis of the minimum lease payment obligations under non-cancelable operating leases with a remaining term in excess of one year (in thousands):

	Office and	Leased vehicles
	warehouse	and office
	leases	equipment	Total
2024	$713	$377	$1,090
2025	1,426	573	1,999
2026	1,203	87	1,290
2027	834	4	838
2028 and thereafter	1,793	—	1,793
Total lease payments	5,969	1,041	7,010
Less: interest	934	62	996
Present value of lease liabilities	$5,035	$979	$6,014

The weighted average remaining lease terms and discount rate for all of the Company’s operating leases for the period presented:

	June 30,
	2024	2023
Weighted average remaining lease term (years):
Office and warehouse space	4.08	4.46
Vehicles	0.19	0.35
Office equipment	0.01	0.03
Weighted average discount rate:
Office and warehouse space	5.44%	5.01%
Vehicles	1.09%	1.27%
Office equipment	0.05%	0.10%

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Supplemental Disclosures to the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Cash Flows

Accrued Liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	June 30,	December 31,
	2024	2023
Accrued lease operating expense	$11,072	$14,239
Accrued liability - pipeline incident	2,436	9,331
Accrued liability - current portion of pipeline incident settlement	2,000	2,000
Accrued capital expenditures	6,459	8,019
Accrued general and administrative expense	3,409	5,335
Accrued production and ad valorem tax	3,517	3,502
Accrued commitment fee and other expense	2,550	2,626
Operating lease liability	1,773	1,737
Asset retirement obligations	1,576	1,493
Accrued current income tax payable	359	—
Accrued interest payable	348	1,792
Other	332	797
Accrued liabilities	$35,831	$50,871

Accounts Receivable

Accounts receivable consisted of the following at the dates indicated (in thousands):

	June 30,	December 31,
	2024	2023
Oil and natural gas receivables	$30,186	$31,131
Insurance receivable - pipeline incident	1,586	3,571
Joint interest owners and other	6,208	6,042
Total accounts receivable	37,980	40,744
Less: allowance for doubtful accounts	(1,674)	(1,648)
Total accounts receivable, net	$36,306	$39,096

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flows

Supplemental cash flows for the periods presented (in thousands):

	For the Six Months Ended
	June 30,
	2024	2023
Supplemental cash flows:
Cash paid for interest, net of amounts capitalized	$6,437	$7,155
Cash paid for taxes	1,040	5,050

Noncash investing and financing activities:
Increase (decrease) in capital expenditures in payables and accrued liabilities	(1,561)	3,294

Note 13. Related Party Transactions

Related Party Agreements

There have been no transactions between the Company and any related person in which the related person had a direct or indirect material interest for the three and six months ended June 30, 2024 and 2023.

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

Environmental costs for remediation are accrued based on estimates of known remediation requirements. Such accruals are based on management’s best estimate of the ultimate cost to remediate a site and are adjusted as further information and circumstances develop. Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies and regulatory approvals. Expenditures to mitigate or prevent future environmental contamination are capitalized. Ongoing environmental compliance costs are charged to expense as incurred. In accruing for environmental remediation liabilities, costs of future expenditures for environmental remediation are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable. At June 30, 2024 and December 31, 2023, the Company had no environmental reserves recorded in its Unaudited Condensed Consolidated Balance Sheet.

Revenue Payables in Suspense

During 2024, the Company determined that it had improperly classified certain non-operated revenue within revenues payable in suspense from 2015 through 2024 and had also retained revenue suspense on assets previously sold in 2018 for which no obligation existed subsequent to the date of close. As a result, the Company recorded an out-of-period adjustment of $2.8 million in 2024 to release such amounts as previously accrued within revenue payables in suspense, of which $2.2 million and $0.6 million included in oil and natural gas revenue and other income, respectively, in the Unaudited Condensed Consolidated Statements of Operations. Management considered qualitative and quantitative factors and concluded the out-of-period adjustment is immaterial to 2024 and each of the applicable periods.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Beta Pipeline Incident

Please refer to “Note 16. Beta Pipeline Incident” for details.

Sinking Fund Trust Agreement

Beta Operating Company, LLC (“Beta LLC”), a wholly owned subsidiary, assumed an obligation with a third party to make payments into a sinking fund in connection with the Company’s properties in federal waters offshore Southern California, the purpose of which is to provide funds adequate to decommission the portion of the San Pedro Bay Pipeline that lies within state waters and the surface facilities. Interest earned in the account stays in the account. The obligation to fund ceases when the aggregate value of the account reaches $4.3 million. As of June 30, 2024, the account balance included in restricted investments was approximately $4.5 million.

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

The below table outlines the updated funding commitment for these agreements at June 30, 2024 (in thousands):

	Payment Due by Period
Funding commitment	Total	Remaining 2024	2025	2026	2027	2028	Thereafter
Federal escrow fund payments	$142,728	$4,000	$8,000	$8,000	$8,000	$8,000	$106,728
State escrow fund payments	9,770	517	1,034	1,034	1,034	1,034	5,117
Total sinking fund payments	$152,498	$4,517	$9,034	$9,034	$9,034	$9,034	$111,845

As of June 30, 2024, the Company has funded $20.4 million into the escrow accounts which is reflected in “Restricted investments” on the Unaudited Condensed Consolidated Balance Sheet.

Note 15. Income Taxes

The Company’s current income tax benefit (expense) was ($0.6) million and ($2.0) million for the three and six months ended June 30, 2024, respectively. The Company’s current income tax benefit (expense) was $6.9 million and ($5.7) million for the three and six months ended June 30, 2023, respectively.

The Company’s deferred income tax benefit (expense) was ($2.1) million and $2.6 million for the three and six months ended June 30, 2024, respectively. The Company’s deferred income tax benefit (expense) was less than ($0.1) million and $259.4 million for the three and six months ended June 30, 2023, respectively.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The effective tax rates for the three and six months ended June 30, 2024 were 27.4% and 21.3%, respectively. The effective tax rates for the three and six months ended June 30, 2023 were (226.0%) and (233.2%), respectively. The item that had the most significant impact on the difference between the statutory U.S. federal income tax rate of 21% and the effective tax rate for the three months ended June 30, 2024 was higher income earned in the current quarter. The item that had the most significant impact on the difference between the statutory U.S. federal income tax rate of 21% and the effective tax rate for the three and six months ended June 30, 2023, was the release of the valuation allowance.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Based on presently enacted laws and regulations and currently available facts, the Company estimates that the total costs it has incurred or will incur with respect to the Incident to be between approximately $190.0 million to $210.0 million. The range of total costs is based on the Company’s assumptions regarding (i) settlement of costs associated with certain vendors for response and remediation expenses, (ii) resolution of certain third-party claims, excluding claims with respect to losses, which are not probable or reasonably estimable, and (iii) future claims and lawsuits. While the Company believes it has accurately reflected all probable and reasonably estimable costs incurred in the Company’s Unaudited Consolidated Statements of Operations, these estimates are subject to uncertainties associated with the underlying assumptions. Accordingly, as the Company’s assumptions and estimates may change in future periods based on future events, the Company can provide no assurance that total costs will not materially change in future periods.

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

On June 30, 2024, and December 31, 2023, the Company’s insurance receivables were $1.6 million and $3.6 million, respectively. Excluding the costs associated with the resolution of the federal and state matters discussed above, for the six months ended June 30, 2024, the Company incurred response and remediation expenses and legal fees of $1.2 million, which primarily relates to certain legal costs that are not expected to be recovered under an insurance policy and are classified as “Pipeline Incident Loss” on the Company’s Unaudited Condensed Consolidated Statements of Operations. For more information, please see our annual report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 7, 2024.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and accompanying notes in “Item 1. Financial Statements” contained herein and in “Item 1A. Risk Factors” of our 2023 Form 10-K. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” in the front of this report.

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

Revenue Payables in Suspense

In the normal course of business, we undertake efforts to research and resolve the disputes, legal reasons or uncertainties causing revenues of owners of mineral interests in our leases to go into suspense. As resolutions occur, obligations related to revenue payables in suspense are released. For the three and six months ended June 30, 2024, we released $7.0 million and $8.4 million, respectively, of net revenues in suspense as a result of these efforts. The following table presents the impact of releases of revenue payables in suspense to our statements of operations for the three and six months ended June 30, 2024:

	For the Three Months Ended	For the Six Months Ended
	June 30,	June 30,
	2024	2024

	(In thousands)
Oil and natural gas sales	$2,579	$4,023
Other revenues	4,829	4,829
Severance tax and other deducts	(361)	(433)
Total net revenue	$7,047	$8,419

Production volumes:
Oil (MBbls)	10	33
NGLs (MBbls)	27	31
Natural gas (MMcf)	421	441
Total (MBoe)	107	138
Total (MBoe/d)	1.18	0.76

Results of Operations

The results of operations for the three and six months ended June 30, 2024 and 2023 have been derived from our unaudited condensed consolidated financial statements. The comparability of the results of operations among the periods presented below is impacted by the Incident and suspension of operations at our Beta properties during 2023.

The following table summarizes certain of the results of operations for the periods indicated.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	($ In thousands except per unit amounts)
Oil and natural gas sales	$72,346	$67,393	$147,668	$133,677
Other revenues	7,157	4,578	8,134	18,164
Lease operating expense	36,311	34,903	74,595	67,863
Gathering, processing and transportation	4,895	5,149	9,669	10,751
Taxes other than income	4,631	5,205	9,542	10,498
Depreciation, depletion and amortization	7,827	7,072	16,066	12,880
General and administrative expense	8,358	7,778	18,158	16,292
Loss (gain) on commodity derivative instruments	1,225	(3,798)	17,789	(18,957)
Pipeline incident loss	500	6,844	1,207	15,123
Interest expense, net	3,632	3,701	7,159	9,438
Litigation settlement	—	—	—	84,875
Income tax (expense) benefit - current	(557)	6,853	(1,952)	(5,674)
Income tax (expense) benefit - deferred	(2,135)	(48)	2,568	259,422
Net income (loss)	7,119	9,816	(2,277)	362,575

Oil and natural gas revenues:
Oil sales	$57,789	$50,750	$115,210	$89,566
NGL sales	6,565	6,411	14,091	14,196
Natural gas sales	7,992	10,232	18,367	29,915
Total oil and natural gas revenues	$72,346	$67,393	$147,668	$133,677

Production volumes:
Oil (MBbls)	756	727	1,542	1,262
NGLs (MBbls)	345	324	678	650
Natural gas (MMcf)	4,453	5,263	8,788	10,567
Total (MBoe)	1,843	1,928	3,685	3,672
Average net production (MBoe/d)	20.3	21.2	20.2	20.3

Average realized sales price (excluding commodity derivatives):
Oil (per Bbl)	$76.51	$69.86	$74.71	$70.99
NGL (per Bbl)	18.99	19.80	20.76	21.86
Natural gas (per Mcf)	1.79	1.94	2.09	2.83
Total (per Boe)	$39.25	$34.97	$40.07	$36.40

Average unit costs per Boe:
Lease operating expense	$19.70	$18.10	$20.24	$18.48
Gathering, processing and transportation	2.66	2.67	2.62	2.93
Taxes other than income	2.51	2.70	2.59	2.86
General and administrative expense	4.53	4.03	4.93	4.44
Depletion, depreciation and amortization	4.25	3.67	4.36	3.51

For the Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

We reported a net income of $7.1 million compared to net income of $9.8 million for the three months ended June 30, 2024 and 2023, respectively.

Oil, natural gas and NGL revenues were $72.3 million and $67.4 million for the three months ended June 30, 2024 and 2023, respectively. Average net production volumes were approximately 20.3 MBoe/d and 21.2 MBoe/d for the three months ended June 30, 2024 and 2023, respectively. The change in production volumes was driven by natural decline in Eagle Ford and the impact of adverse weather events during May and June 2024. The average realized sales prices were $39.25 per Boe and $34.97 per Boe for the three months ended June 30, 2024 and 2023, respectively. The change in average realized sales prices was primarily due to higher commodity prices and the release of revenue suspense of $2.6 million partially offset by lower production volumes.

Other revenues were $7.2 million and $4.6 million for the three months ended June 30, 2024 and 2023, respectively. For the three months ended June 30, 2024, other revenues consisted of iodine sales, rental income with respect to our wholly owned subsidiary, Magnify Energy Services (“Magnify”), and interest income earned on our sinking fund escrow accounts. Additionally, for the three months ended June 30, 2024, we recorded a revenue suspense release of $4.8 million. For the three months ended June 30, 2023, other revenues were primarily related to our receipt of LOPI insurance proceeds of $4.5 million. We have not received LOPI insurance proceeds since payments under the LOPI policy terminated on March 31, 2023.

Lease operating expenses were $36.3 million and $34.9 million for the three months ended June 30, 2024 and 2023, respectively. On a per Boe basis, lease operating expenses were $19.70 and $18.10 for the three months ended June 30, 2024 and 2023, respectively. The change in lease operating expense is primarily from Beta being offline and fully returning to production at the end of April 2023.

Gathering, processing and transportation expenses were $4.9 million and $5.1 million for the three months ended June 30, 2024 and 2023, respectively. On a per Boe basis, gathering, processing and transportation expenses were $2.66 and $2.67 for the three months ended June 30, 2024 and 2023, respectively. The change in gathering processing and transportation expense was primarily due to lower gas volumes and the expiration of minimum volume commitments for our Oklahoma properties.

Taxes other than income were $4.6 million and $5.2 million for the three months ended June 30, 2024 and 2023, respectively. On a per Boe basis, taxes other than income were $2.51 and $2.70 for the three months ended June 30, 2024 and 2023, respectively. The decrease was primarily related to a reduction in our ad valorem taxes for 2024 based on lower natural gas prices.

DD&A expenses were $7.8 million and $7.1 million for the three months ended June 30, 2024 and 2023, respectively. The increase in DD&A expense was primarily driven by operations restarting at Beta.

General and administrative expenses were $8.4 million and $7.8 million for the three months ended June 30, 2024 and 2023, respectively. The change in general and administrative expenses was primarily related to (i) an increase of $0.4 million in stock compensation expense and (ii) an increase of $0.6 million in legal expense partially offset by a decrease of $0.2 million in salaries and other payroll benefits.

Net loss on commodity derivative instruments of $1.2 million were recognized for the three months ended June 30, 2024, consisting of $4.9 million decrease in the fair value of open positions, partially offset by $3.7 million of cash settlements received on expired positions. Net gain on commodity derivative instruments of $3.8 million was recognized for the three months ended June 30, 2023, consisting of $1.5 million of cash settlements received on expired positions and an increase of $2.3 million in the fair value of open position.

Pipeline incident loss was $0.5 million and $6.8 million for the three months ended June 30, 2024 and 2023, respectively. The costs reflect certain expenses not expected to be recovered under an insurance policy. See Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

Interest expense, net was $3.6 million and $3.7 million for the three months ended June 30, 2024 and 2023, respectively. The change in interest expense was primarily driven by lower outstanding borrowings.

Average outstanding borrowings under our Revolving Credit Facility were $121.8 million and $123.8 million for the three months ended June 30, 2024 and 2023, respectively.

Litigation settlement was not recorded for the three months ended June 30, 2024 and 2023.

Current income tax benefit (expense) was ($0.6) million and $6.9 million for the three months ended June 30, 2024 and 2023, respectively. See additional information discussed in Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

Deferred income tax benefit (expense) was ($2.1) million and less than ($0.1) million for the three months ended June 30, 2024 and 2023, respectively. Starting in the first quarter of 2023, we achieved three years of cumulative income which resulted in the release of the valuation allowance. See additional information discussed in Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

For the Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

We reported a net loss of $2.3 million compared to net income of $362.6 million for the six months ended June 30, 2024 and 2023, respectively.

Oil, natural gas and NGL revenues were $147.7 million and $133.7 million for the six months ended June 30, 2024 and 2023, respectively. Average net production volumes were approximately 20.2 MBoe/d and 20.3 MBoe/d for the six months ended June 30, 2024 and 2023, respectively. The average realized sales prices were $40.07 per Boe and $36.40 per Boe for the six months ended June 30, 2024 and 2023, respectively. The change in realized sales prices is primarily due to higher commodity prices, Beta returning to production after being offline for the first quarter of 2023 and the release of revenue suspense of $4.0 million.

Other revenues were $8.1 million and $18.2 million for the six months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024, other revenues consisted of iodine sales, Magnify rental income, and interest income earned on our sinking fund escrow accounts. Additionally, for the six months ended June 30, 2024, we recorded a revenue suspense release of $4.8 million. For the six months ended June 30, 2023, other revenues were primarily related to our receipt of LOPI insurance proceeds of $17.9 million. We have not received LOPI insurance proceeds since payments under the LOPI policy terminated on March 31, 2023.

Lease operating expenses were $74.6 million and $67.9 million for the six months ended June 30, 2024 and 2023, respectively. On a per Boe basis, lease operating expenses were $20.24 and $18.48 for the six months ended June 30, 2024 and 2023, respectively. The change in lease operating expense was primarily related to operating costs associated with Beta returning to production after being offline for the first quarter of 2023.

Gathering, processing and transportation expenses were $9.7 million and $10.8 million for the six months ended June 30, 2024 and 2023, respectively. On a per Boe basis, gathering, processing and transportation expenses were $2.62 and $2.93 for the six months ended June 30, 2024 and 2023, respectively. The change in gathering, processing and transportation expense was primarily due to lower gas volumes, lower commodity prices and the expiration of minimum volume commitments for our Oklahoma properties.

Taxes other than income were $9.5 million and $10.5 million for the six months ended June 30, 2024 and 2023, respectively. On a per Boe basis, taxes other than income were $2.59 and $2.86 for the six months ended June 30, 2024 and 2023, respectively. The decrease was primarily related to a reduction in ad valorem taxes for 2024 based on lower natural gas prices.

DD&A expenses were $16.1 million and $12.9 million for the six months ended June 30, 2024 and 2023, respectively. The increase in DD&A expense was primarily driven by operations restarting at Beta.

General and administrative expenses were $18.2 million and $16.3 million for the six months ended June 30, 2024 and 2023, respectively. The change in general and administrative expenses was primarily related to (i) an increase of $1.0 million in stock compensation expense, (ii) an increase of $0.2 million in severance payments, (iii) and an increase of $0.6 million in office lease expense related to the early termination of our Oklahoma office lease.

Net loss on commodity derivative instruments of $17.8 million were recognized for the six months ended June 30, 2024, consisting of $25.8 million decrease in the fair value of open positions, partially offset by $8.0 million of cash settlements received on expired positions. Net gain on commodity derivative instruments of $19.0 million was recognized for the six months ended June 30, 2023, consisting of a $20.1 million increase in the fair value of open positions, partially offset by $1.2 million of cash settlements paid on expired positions.

Pipeline incident loss was $1.2 million and $15.1 million for the six months ended June 30, 2024 and 2023, respectively. The costs reflect certain expenses not expected to be recovered under an insurance policy. See Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

Interest expense, net was $7.2 million and $9.4 million for the six months ended June 30, 2024 and 2023, respectively. The change in interest expense was primarily driven by lower outstanding borrowings and amortization and write-off of deferred issuance costs.

Average outstanding borrowings under our Revolving Credit Facility were $118.5 million and $157.9 million for the six months ended June 30, 2024 and 2023, respectively.

Litigation settlement was $84.9 million for the six months ended June 30, 2023, related to the settlement with the shipping companies and the containerships whose anchors struck the Company’s pipeline. See additional information discussed in Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report. No litigation settlement was recorded for the six months ended June 30, 2024.

Current income tax benefit (expense) was ($2.0) million and ($5.7) million for the six months ended June 30, 2024 and 2023, respectively. See additional information discussed in Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

Deferred income tax benefit (expense) was $2.6 million and $259.4 million for the six months ended June 30, 2024 and 2023, respectively. Starting in the first quarter of 2023, we achieved six years of cumulative income which resulted in the release of the valuation allowance. See additional information discussed in Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

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

Reconciliation of Net Income (Loss) to Adjusted EBITDA

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(In thousands)
Net income (loss) (1)	$7,119	$9,816	$(2,277)	$362,575
Interest expense, net	3,632	3,701	7,159	9,438
Income tax expense (benefit) - current	557	(6,853)	1,952	5,674
Income tax expense (benefit) - deferred	2,135	48	(2,568)	(259,422)
DD&A	7,827	7,072	16,066	12,880
Accretion of AROs	2,096	1,975	4,157	3,917
Losses (gains) on commodity derivative instruments	1,225	(3,798)	17,789	(18,957)
Cash settlements (paid) received on expired commodity derivative instruments	3,680	1,517	7,983	(1,192)
Pipeline incident loss	500	6,844	1,207	15,123
Litigation settlement	—	—	—	(84,875)
Share-based compensation expense	1,767	1,340	3,298	2,281
Loss on settlement of AROs	98	239	98	239
Exploration costs	10	14	51	40
Acquisition and divestiture related expenses	9	—	23	—
Bad debt expense	—	85	26	85
LOPI - timing difference	—	(4,636)	—	(4,636)
Other	94	188	686	188
Adjusted EBITDA	$30,749	$17,552	$55,650	$43,358
(1)	Net income (loss) includes a revenue suspense release of $7.0 million and $8.4 million for the three and six months ended June 30, 2024. See “Revenue Payables in Suspense” discussion noted above for additional information.

Reconciliation of Net Cash from Operating Activities to Adjusted EBITDA

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(In thousands)
Net cash provided by operating activities	$15,389	$4,908	$23,101	$95,221
Changes in working capital	10,348	13,168	21,565	7,428
Interest expense, net	3,632	3,701	7,159	9,438
Pipeline incident loss	500	6,844	1,207	15,123
Litigation settlement	—	—	—	(84,875)
Income tax expense (benefit) - current	557	(6,853)	1,952	5,674
Amortization and write-off of deferred financing fees	(304)	(310)	(608)	(771)
Exploration costs	10	14	51	40
Plugging and abandonment cost	514	528	514	528
LOPI - timing difference	—	(4,636)	—	(4,636)
Acquisition and divestiture related expenses	9	—	23	—
Other	94	188	686	188
Adjusted EBITDA(1)	$30,749	$17,552	$55,650	$43,358
(1)	Adjusted EBITDA includes a non-cash revenue suspense release of $7.0 million and $8.4 million for the three and six months ended June 30, 2024. See “Revenue Payables in Suspense” discussion noted above for additional information.

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

Capital Expenditures. Total capital expenditures were approximately $37.1 million for the six months ended June 30, 2024, which were primarily related to the development program at Beta, capital workovers and facilities upgrade projects at Beta and in Oklahoma and non-operated drilling and completion activities in the Eagle Ford.

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

As of June 30, 2024, we had a working capital deficit (excluding commodity derivatives) of $13.3 million primarily due to accrued liabilities of $35.8 million, revenues payable of $12.6 million, and accounts payable of $25.1 million partially offset by accounts receivable of $36.3 million, prepaid expenses of $23.4 million and cash on hand of $0.5 million.

Debt Agreement

Revolving Credit Facility. On July 31, 2023, OLLC and Acquisitionco entered into the Revolving Credit Facility. The Revolving Credit Facility is a replacement in full of the Prior Revolving Credit Facility. The aggregate principal amount of loans outstanding under the Revolving Credit Facility as of June 30, 2024, was $118.0 million.

As of June 30, 2024, we had approximately $17.0 million of available borrowings under our Revolving Credit Facility. As of June 30, 2024, we were in compliance with all the financial (current ratio and total leverage ratio) and non-financial covenants associated with the Revolving Credit Facility.

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

Sinking Fund Payments. We have a funding requirement to fund two trust accounts to comply with supplemental regulatory bonding requirements related to our decommissioning obligations for the Beta production facilities. As of June 30, 2024, our future commitments under these agreements were $4.5 million for the remainder of 2024 and $9.0 million per year until the escrow accounts are fully funded. See Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for the six months ended June 30, 2024 and 2023 have been derived from our Unaudited Condensed Consolidated Financial Statements. For information regarding the individual components of our cash flow amounts, see our Unaudited Condensed Consolidated Statements of Cash Flows included under “Item 1. Financial Statements” of this quarterly report.

	For the Six Months Ended
	June 30,
	2024	2023

	(In thousands)
Net cash provided by operating activities	$23,101	$95,221
Net cash used in investing activities	(44,577)	(21,149)
Net cash used in financing activities	1,232	(72,207)

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net cash provided by operating activities was $23.1 million and $95.2 million for the six months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2023, we received $84.9 million in connection with the settlement between the Company and the vessels that struck and damaged the pipeline and their respective owners and operators.

Production volumes were approximately 20.2 MBoe/d and 20.3 MBoe/d for the six months ended June 30, 2024 and 2023, respectively. The average realized sales price was $40.07 per Boe and $36.40 per Boe for the six months ended June 30, 2024 and 2023, respectively. The change in average realized sales price was primarily due to higher commodity prices and Beta returning to production after being offline for the first quarter of 2023. The six months ended June 30, 2024 included a revenue suspense release of $8.4 million.

Net cash provided by operating activities for the six months ended June 30, 2024 included $8.0 million of cash received on expired commodity derivative instruments compared to $1.2 million of cash paid on expired commodity derivatives for the six months ended June 30, 2023. For the six months ended June 30, 2024, we had net losses on commodity derivative instruments of $17.8 million compared to a net gain of $19.0 million for the six months ended June 30, 2023.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2024 was $44.6 million, of which $37.1 million was used for additions to oil and natural gas properties and $1.0 million for additions to other property and equipment. In addition, we had a decrease of $1.6 million in our capital expenditures payable account. Net cash used in investing activities for the six months ended June 30, 2023 was $21.1 million, of which $16.8 million was used for additions to oil and natural gas properties and $0.2 million for additions to other property and equipment.

Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with our Beta properties. Additions to restricted investments were $5.0 million and $4.2 million during the six months ended June 30, 2024 and 2023, respectively.

Financing Activities. We had net borrowings of $3.0 million for the six months ended June 30, 2024 related to our Revolving Credit Facility compared to net repayments of $70.0 million for the six months ended June 30, 2023. Shares withheld for taxes was $1.8 million and $2.1 million for the six months ended June 30, 2024 and 2023, respectively.

Off–Balance Sheet Arrangements

As of June 30, 2024, we had no off–balance sheet arrangements.

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

ITEM 4.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024. We believe that our internal controls and procedures are still functioning as designed and were effective for the most recent quarter.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes our repurchase activity during the three months ended June 30, 2024:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
			Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased	Paid per Share	or Programs	Plans or Programs (1)
(In thousands)
Common Shares Repurchased (1)
April 1, 2024 - April 30, 2024	2,952	$6.98	—	n/a
May 1, 2024 - May 31, 2024	—	$—	—	n/a
June 1, 2024 - June 30, 2024	—	$—	—	n/a
(1)	Common shares are generally net-settled by shareholders to cover the required withholding tax upon vesting. We repurchased the remaining vesting shares on the vesting date at current market price. See Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

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

3.3	—	Third Amended and Restated Bylaws of Amplify Energy Corp. (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35512) filed on November 15, 2021).

10.1	—	Amplify Energy Corp. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 (File No. 333-279868) filed on May 31, 2024).

10.2*	—	Form of 2024 TRSU Award Agreement (2024 EIP).

10.3*	—	Form of 2024 PRSU Award Agreement (2024 EIP).

31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	—	Inline XBRL Instance Document

101.SCH*	—	Inline XBRL Schema Document

101.CAL*	—	Inline XBRL Calculation Linkbase Document

101.DEF*	—	Inline XBRL Definition Linkbase Document

101.LAB*	—	Inline XBRL Labels Linkbase Document

101.PRE*	—	Inline XBRL Presentation Linkbase Document

104*	—	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed as an exhibit to this Quarterly Report on Form 10-Q.
**	Furnished as an exhibit to this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amplify Energy Corp.
(Registrant)

Date:	August 7, 2024	By:	/s/ James Frew
		Name:	James Frew
		Title:	Senior Vice President and Chief Financial Officer

Date:	August 7, 2024	By:	/s/ Eric Dulany
		Name:	Eric Dulany
		Title:	Vice President and Chief Accounting Officer