Form 10-Q
period 2024-09-30
Amplify Energy Corp.
filed 2024-11-06
CIK 1533924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Securities Registered Pursuant to Section 12(b):

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AMPY	NYSE

As of October 31, 2024, the registrant had 39,770,246 outstanding shares of common stock, $0.01 par value outstanding.

AMPLIFY ENERGY CORP.

		Page

	Glossary of Oil and Natural Gas Terms	1
	Names of Entities	4
	Cautionary Note Regarding Forward-Looking Statements	29

PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements	8
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023	8
	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2024 and 2023	9
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023	10
	Unaudited Condensed Consolidated Statements of Equity (Deficit) for the Three and Nine Months Ended September 30, 2024 and 2023	11
	Notes to Unaudited Condensed Consolidated Financial Statements	12
	Note 1 – Organization and Basis of Presentation	12
	Note 2 – Summary of Significant Accounting Policies	13
	Note 3 – Revenue	13
	Note 4 – Fair Value Measurements of Financial Instruments	14
	Note 5 – Risk Management and Derivative Instruments	16
	Note 6 – Asset Retirement Obligations	18
	Note 7 – Long-Term Debt	18
	Note 8 – Equity	20
	Note 9 – Earnings (Loss) per Share	20
	Note 10 – Long-Term Incentive Plans	21
	Note 11 – Leases	23
	Note 12 – Supplemental Disclosures to the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Cash Flows	25
	Note 13 – Related Party Transactions	26
	Note 14 – Commitments and Contingencies	26
	Note 15 – Income Taxes	27
	Note 16 – Beta Pipeline Incident	27
	Note 17 – Subsequent Events	29

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	41

PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	43

Signatures		44

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

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding shares)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$—	$20,746
Accounts receivable, net (see Note 12)	32,295	39,096
Short-term derivative instruments	15,556	17,669
Prepaid expenses and other current assets	22,306	20,672
Total current assets	70,157	98,183
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	927,402	873,478
Support equipment and facilities	150,407	149,069
Other	11,396	10,359
Accumulated depreciation, depletion and amortization	(710,334)	(686,165)
Property and equipment, net	378,871	346,741
Long-term derivative instruments	4,419	9,405
Restricted investments	27,451	19,935
Operating lease - long term right-of-use asset	4,613	5,756
Deferred tax asset	250,713	253,796
Other long-term assets	2,992	3,858
Total assets	$739,216	$737,674

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$18,107	$23,616
Revenues payable	11,362	21,944
Accrued liabilities (see Note 12)	36,699	50,871
Total current liabilities	66,168	96,431
Long-term debt (see Note 7)	120,000	115,000
Asset retirement obligations	127,556	122,001
Operating lease liability	3,806	5,090
Other long-term liabilities	7,016	8,116
Total liabilities	324,546	346,638
Commitments and contingencies (see Note 14)
Stockholders' equity (deficit):
Preferred stock, $0.01 par value: 50,000,000 shares authorized; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value: 250,000,000 shares authorized; 39,789,500 and 39,147,205 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	400	393
Additional paid-in capital	438,309	435,095
Accumulated deficit	(24,039)	(44,452)
Total stockholders' equity (deficit)	414,670	391,036
Total liabilities and equity	$739,216	$737,674

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Oil and natural gas sales	$68,135	$76,403	$215,803	$210,080
Other revenues	1,723	367	9,857	18,531
Total revenues	69,858	76,770	225,660	228,611

Costs and expenses:
Lease operating expense	33,255	36,493	107,850	103,953
Gathering, processing and transportation	4,290	4,984	13,959	15,735
Taxes other than income	5,997	5,532	15,539	16,433
Depreciation, depletion and amortization	8,102	7,489	24,168	20,369
General and administrative expense	8,251	8,255	26,409	24,547
Accretion of asset retirement obligations	2,125	2,005	6,282	5,922
Loss (gain) on commodity derivative instruments	(25,047)	23,328	(7,258)	4,371
Pipeline incident loss	247	559	1,454	15,682
Other, net	38	449	187	728
Total costs and expenses	37,258	89,094	188,590	207,740
Operating income (loss)	32,600	(12,324)	37,070	20,871
Other income (expense):
Interest expense, net	(3,756)	(4,470)	(10,915)	(13,908)
Litigation settlement (See Note 16)	—	—	—	84,875
Other income (expense)	(130)	124	(334)	319
Total other income (expense)	(3,886)	(4,346)	(11,249)	71,286
Income (loss) before income taxes	28,714	(16,670)	25,821	92,157
Income tax (expense) benefit - current	(412)	(1,441)	(2,364)	(7,115)
Income tax (expense) benefit - deferred	(5,650)	4,708	(3,082)	264,130
Net income (loss)	$22,652	$(13,403)	$20,375	$349,172

Allocation of net income (loss) to:
Net income (loss) available to common stockholders	$21,569	$(13,403)	$19,392	$333,401
Net income (loss) allocated to participating securities	1,083	—	983	15,771
Net income (loss) available to Amplify Energy Corp.	$22,652	$(13,403)	$20,375	$349,172

Earnings (loss) per share: (See Note 9)
Basic and diluted earnings (loss) per share	$0.54	$(0.34)	$0.49	$8.57
Weighted average common shares outstanding:
Basic and diluted	39,783	39,063	39,608	38,911

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$20,375	$349,172
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	24,168	20,369
Loss (gain) on derivative instruments	(7,258)	4,371
Cash settlements (paid) received on expired derivative instruments	13,564	(5,082)
Cash settlements received (paid) on terminated derivative instruments	793	658
Deferred income tax expense (benefit)	3,082	(264,130)
Accretion of asset retirement obligations	6,282	5,922
Share-based compensation (see Note 10)	5,113	3,608
Settlement of asset retirement obligations	(750)	(993)
Amortization and write-off of deferred financing costs	918	1,679
Bad debt expense	52	98
Changes in operating assets and liabilities:
Accounts receivable	6,749	32,493
Prepaid expenses and other assets	(2,798)	(3,844)
Payables and accrued liabilities	(31,452)	(28,459)
Other	—	(2,634)
Net cash provided by operating activities	38,838	113,228
Cash flows from investing activities:
Additions to oil and gas properties	(54,102)	(23,065)
Additions to other property and equipment	(1,037)	(501)
Additions to restricted investments	(7,516)	(6,399)
Net cash used in investing activities	(62,655)	(29,965)
Cash flows from financing activities:
Advances on Revolving Credit Facility	85,000	125,000
Payments on Revolving Credit Facility	(80,000)	(195,000)
Deferred financing costs	(76)	(4,698)
Shares withheld for taxes	(1,853)	(2,178)
Net cash used in financing activities	3,071	(76,876)
Net change in cash and cash equivalents	(20,746)	6,387
Cash and cash equivalents, beginning of period	20,746	—
Cash and cash equivalents, end of period	$—	$6,387

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(In thousands)

	Stockholders' Equity
		Additional	Accumulated
	Common	Paid-in	Earnings
	Stock	Capital	(Deficit)	Total
Balance at December 31, 2023	$393	$435,095	$(44,452)	$391,036
Net income (loss)	—	—	(9,396)	(9,396)
Share-based compensation expense	—	1,120	—	1,120
Shares withheld for taxes	—	(1,745)	—	(1,745)
Other	5	(5)	—	—
Balance at March 31, 2024	398	434,465	(53,848)	381,015
Net income (loss)	—	—	7,119	7,119
Share-based compensation expense	—	2,140	38	2,178
Shares withheld for taxes	—	(23)	—	(23)
Balance at June 30, 2024	398	436,582	(46,691)	390,289
Net income (loss)	—	—	22,652	22,652
Share-based compensation expense	—	1,815	—	1,815
Shares withheld for taxes	—	(86)	—	(86)
Other	2	(2)	—	—
Balance at September 30, 2024	$400	$438,309	$(24,039)	$414,670

	Stockholders' Equity (Deficit)
		Additional	Accumulated
	Common	Paid-in	Earnings
	Stock	Capital	(Deficit)	Total
Balance at December 31, 2022	$386	$432,251	$(437,202)	$(4,565)
Net income (loss)	—	—	352,759	352,759
Share-based compensation expense	—	941	—	941
Shares withheld for taxes	—	(2,141)	—	(2,141)
Other	5	(5)	—	—
Balance at March 31, 2023	391	431,046	(84,443)	346,994
Net income (loss)	—	—	9,816	9,816
Share-based compensation expense	—	1,340	—	1,340
Shares withheld for taxes	—	(6)	—	(6)
Balance at June 30, 2023	391	432,380	(74,627)	358,144
Net income (loss)	—	—	(13,403)	(13,403)
Share-based compensation expense	—	1,327	—	1,327
Shares withheld for taxes	—	(31)	—	(31)
Other	1	(1)	—	—
Balance at September 30, 2023	$392	$433,675	$(88,030)	$346,037

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

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications had an immaterial effect on the previously reported results of operations.

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

Segments

Operating segments are defined as components of an enterprise that engage in activities from which it may earn revenues and incur expenses for which separate operational financial information is available and is regularly evaluated by the chief operating decision maker (“CODM”). The Company’s Chief Executive Officer has been determined to be the Company’s CODM and as such, he allocates resources and assesses performance based upon consolidated financial information.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies as described in the Company’s annual financial statements included in its 2023 Form 10-K.

New Accounting Pronouncements

Improvements to Reportable Segment Disclosure. In November 2023, the Federal Accounting Standards Board (“FASB”) issued an accounting standard update which provides for enhanced disclosure requirements with respect to reportable segments, primarily concerning significant segment expenses and the information used to assess segment performance. The new guidance became effective for annual periods beginning after December 15, 2023, and will become effective for interim reporting periods beginning after December 15, 2024, and must be applied retrospectively for periods included in the Company’s financial statements unless it is impracticable to do so. The Company is currently evaluating the impact of this guidance on the Company's financial disclosures.

Improvements to Income Tax Disclosure. In December 2023, the FASB issued an accounting standard update which requires that companies disclose the nature and magnitude of factors contributing to the difference between their effective tax rate and the statutory tax rate. The update will require companies to disclose specific categories in the rate reconciliation and provide additional information about items that meet a certain quantitative threshold. The new guidance will become effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this guidance on the Company's financial disclosures. Adoption of the update will not impact the Company’s financial position, results of operations or liquidity.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(In thousands)
Revenues
Oil	$54,353	$57,214	$169,563	$146,780
NGLs	6,096	7,777	20,187	21,973
Natural gas	7,686	11,412	26,053	41,327
Oil and natural gas sales	$68,135	$76,403	$215,803	$210,080

Contract Balances

Under the Company’s sales contracts, the Company invoices customers once its performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s contracts do not give rise to contract assets or liabilities. Accounts receivable attributable to the Company’s revenue contracts with customers were $25.6 million at September 30, 2024 and $31.1 million at December 31, 2023.

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

The carrying values of accounts receivables, accounts payables (including accrued liabilities), restricted investments and amounts outstanding under long-term debt agreements with variable rates included in the accompanying Unaudited Condensed Consolidated Balance Sheets approximated fair value at September 30, 2024 and December 31, 2023. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair market values of the derivative financial instruments reflected on the accompanying Unaudited Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 were based on estimated forward commodity prices. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the gross derivative assets and liabilities that are measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023 for each of the fair value hierarchy levels:

	Fair Value Measurements at September 30, 2024
			Significant
	Quoted Prices in	Significant Other	Unobservable
	Active Market	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value

	(In thousands)
Assets:
Commodity derivatives	$—	$26,174	$—	$26,174
Interest rate derivatives	—	—	—	—
Total assets	$—	$26,174	$—	$26,174

Liabilities:
Commodity derivatives	$—	$6,199	$—	$6,199
Interest rate derivatives	—	—	—	—
Total liabilities	$—	$6,199	$—	$6,199

	Fair Value Measurements at December 31, 2023
			Significant
	Quoted Prices in	Significant Other	Unobservable
	Active Market	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value

	(In thousands)
Assets:
Commodity derivatives	$—	$39,439	$—	$39,439
Interest rate derivatives	—	—	—	—
Total assets	$—	$39,439	$—	$39,439

Liabilities:
Commodity derivatives	$—	$12,365	$—	$12,365
Interest rate derivatives	—	—	—	—
Total liabilities	$—	$12,365	$—	$12,365

See Note 5 for additional information regarding the Company’s derivative instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis, as reflected on the accompanying Unaudited Condensed Consolidated Balance Sheets. The following methods and assumptions are used to estimate the fair values:

●	The fair value of asset retirement obligations (“AROs”) is based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding factors such as the existence of a legal obligation for an ARO; amounts and timing of settlements; the credit-adjusted risk-free rate; and inflation rates. The initial fair value estimates are based on unobservable market data and are classified within Level 3 of the fair value hierarchy. See Note 6 for a summary of changes in AROs.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

●	Proved oil and natural gas properties are reviewed for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such properties. The Company uses an income approach based on the discounted cash flow method, whereby the present value of expected future net cash flows is discounted by applying an appropriate discount rate, for purposes of placing a fair value on the assets. The future cash flows are based on management’s estimates for the future. The unobservable inputs used to determine fair value include, but are not limited to, estimates of proved reserves, estimates of probable reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and natural gas properties (some of which are Level 3 inputs within the fair value hierarchy).
●	No impairment expense was recorded on proved oil and natural gas properties during the three and nine months ended September 30, 2024 and 2023.

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

Certain inherent business risks are associated with commodity derivative contracts, including market risk and credit risk. Market risk is the risk that the price of natural gas or oil will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the counterparty to a contract. It is the Company’s policy to enter into derivative contracts only with creditworthy counterparties, which are generally financial institutions, deemed by management as competent and competitive market makers. Some of the lenders, or certain of their affiliates, under the Company’s current credit agreements are counterparties to its derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with creditworthy counterparties that are generally large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. The Company has also entered into International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of its counterparties. The terms of the ISDA Agreements provide the Company and each of its counterparties with rights of set-off upon the occurrence of defined acts of default by either the Company or its counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. As a result, had certain counterparties failed completely to perform according to the terms of the existing contracts, the Company would have the right to offset $17.5 million against amounts outstanding under our Revolving Credit Facility at September 30, 2024. See Note 7 for additional information regarding the Company’s Revolving Credit Facility.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2024, the Company had the following open commodity positions:

	Remaining
	2024	2025	2026
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (MMBtu)	660,000	585,000	500,000
Weighted-average fixed price	$3.74	$3.75	$3.79

Collar contracts:
Two-way collars
Average monthly volume (MMBtu)	333,333	250,000	354,167
Weighted-average floor price	$3.50	$3.50	$3.57
Weighted-average ceiling price	$4.08	$4.06	$4.18

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (Bbls)	83,000	78,583	30,917
Weighted-average fixed price	$74.34	$71.79	$70.68

Collar contracts:
Two-way collars
Average monthly volume (Bbls)	102,000	59,500	—
Weighted-average floor price	$70.00	$70.00	$—
Weighted-average ceiling price	$80.20	$80.20	$—

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at September 30, 2024 and December 31, 2023. There was no cash collateral received or pledged associated with the Company’s derivative instruments since most of its counterparties, or certain of its affiliates, to its derivative contracts are lenders under its Revolving Credit Facility.

		Asset	Liability	Asset	Liability
		Derivatives	Derivatives	Derivatives	Derivatives
		September 30,	September 30,	December 31,	December 31,
Type	Balance Sheet Location	2024	2024	2023	2023

		(In thousands)
Commodity contracts	Short-term derivative instruments	$17,724	$2,168	$21,657	$3,988
Interest rate swaps	Short-term derivative instruments	—	—	—	—
Gross fair value		17,724	2,168	21,657	3,988
Netting arrangements		(2,168)	(2,168)	(3,988)	(3,988)
Net recorded fair value	Short-term derivative instruments	$15,556	$—	$17,669	$—

Commodity contracts	Long-term derivative instruments	$8,450	$4,031	$17,782	$8,377
Interest rate swaps	Long-term derivative instruments	—	—	—	—
Gross fair value		8,450	4,031	17,782	8,377
Netting arrangements		(4,031)	(4,031)	(8,377)	(8,377)
Net recorded fair value	Long-term derivative instruments	$4,419	$—	$9,405	$—

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

		For the Three Months Ended		For the Nine Months Ended
	Statements of	September 30,		September 30,
	Operations Location	2024	2023	2024	2023
Commodity derivative contracts	Loss (gain) on commodity derivatives	$(25,047)	$23,328	$(7,258)	$4,371

Note 6. Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the Company’s portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the nine months ended September 30, 2024 (in thousands):

Asset retirement obligations at beginning of period	$123,494
Liabilities added from acquisition or drilling	1
Liabilities settled	(750)
Accretion expense	6,282
Revision of estimates	105
Asset retirement obligation at end of period	129,132
Less: Current portion	1,576
Asset retirement obligations - long-term portion	$127,556

Note 7. Long-Term Debt

The following table presents the Company’s consolidated debt obligations at the dates indicated:

	September 30,	December 31,
	2024	2023

	(In thousands)
Revolving Credit Facility (1)	$120,000	$115,000
Total long-term debt	$120,000	$115,000
(1)	The carrying amount of the Company’s Revolving Credit Facility approximates fair value because the interest rates are variable and reflective of market rates.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The aggregate principal amount of loans outstanding under the Revolving Credit Facility as of September 30, 2024, was $120.0 million. As of September 30, 2024, the borrowing base under the facility was $150.0 million with elected commitments of $135.0 million, and, consistent with the Prior Revolving Credit Facility, the Revolving Credit Facility borrowing base is subject to redetermination on at least a semi-annual basis, primarily based on a reserve engineering report.

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

Subsequent event. On October 25, 2024, OLLC entered into an amendment to the Revolving Credit Facility (the “Credit Agreement Amendment”), which, among other things, (i) reduced the borrowing base under the Revolving Credit Facility from $150.0 million to $145.0 million, (ii) increased the aggregate elected commitments under the Revolving Credit Facility from $135.0 million to $145.0 million and (iii) amended certain interest rates applicable to loans under the Revolving Credit Facility. The next redetermination is expected in the spring of 2025.

As of September 30, 2024, the Company was in compliance with all the financial (current ratio and total leverage ratio) and non-financial covenants associated with the Revolving Credit Facility.

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid, excluding commitment fees, on the Company’s consolidated variable-rate debt obligations for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revolving Credit Facility	9.28%	9.39%	9.34%	9.34%

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Letters of Credit

At September 30, 2024, the Company had no letters of credit outstanding.

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with the Company’s Revolving Credit Facility were $3.5 million at September 30, 2024.

Note 8. Equity

Common Stock

The Company’s authorized capital stock includes 250,000,000 shares of common stock, $0.01 par value per share. The following is a summary of the changes in the Company’s common stock issued for the nine months ended September 30, 2024:

Common Stock
Balance, December 31, 2023	39,147,205
Issuance of common stock	—
Restricted stock units vested	903,898
Shares withheld for taxes (1)	(261,603)
Balance, September 30, 2024	39,789,500
(1)	Represents the net settlement on vesting of restricted stock to satisfy tax withholding requirements.

Note 9. Earnings (Loss) per Share

The following sets forth the calculation of earnings (loss) per share, or EPS, for the periods indicated (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income (loss)	$22,652	$(13,403)	$20,375	$349,172
Less: Net income allocated to participating securities	1,083	—	983	15,771
Basic and diluted earnings available to common stockholders	$21,569	$(13,403)	$19,392	$333,401

Common shares:
Common shares outstanding — basic	39,783	39,063	39,608	38,911
Dilutive effect of potential common shares	—	—	—	—
Common shares outstanding — diluted	39,783	39,063	39,608	38,911

Net earnings (loss) per share:
Basic	$0.54	$(0.34)	$0.49	$8.57
Diluted	$0.54	$(0.34)	$0.49	$8.57

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The unrecognized cost associated with the TSUs was $6.6 million at September 30, 2024. The Company expects to recognize the unrecognized compensation cost for these awards over a weighted average period of approximately 2.0 years.

The following table summarizes information regarding the TSUs activity for the period presented:

		Weighted-
		Average Grant-
	Number of	Date Fair Value
	Units	per Unit (1)
TSUs outstanding at December 31, 2023	1,331,456	$5.77
Granted (2)	851,456	$6.37
Forfeited	(5,922)	$5.04
Vested	(796,854)	$5.29
TSUs outstanding at September 30, 2024	1,380,136	$6.42
(1)	Determined by dividing the aggregate grant-date fair value of awards by the number of awards issued.
(2)	The aggregate grant-date fair value of TSUs issued for the nine months ended September 30, 2024 was $5.4 million based on a grant-date market price ranging from $6.26 per share to $6.72 per share.

Restricted Stock Units with Market and Service Vesting Conditions

Restricted stock units with market and service vesting conditions (“PSUs”) are accounted for as either equity-classified or liability-classified awards. The grant-date fair value is recognized as compensation cost on a graded-vesting basis. The fair value of the

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In February 2024, the Company granted contingent cash-settlement awards in the form of PSUs (the “2024 PSUs”). In May 2024, the Company received shareholder approval of the 2024 EIP, which removed the contingent consideration around the 2024 PSUs. As of June 30, 2024, the 2024 PSUs were reclassified as equity awards with a three-year vesting period. The compensation cost related to these awards is determined by the fair value of the award on the modification date. The three-year performance period for the 2024 PSUs is January 1, 2024 through December 31, 2026.

Compensation costs related to PSU awards are recorded as general and administrative expense. The unrecognized cost associated with PSU awards was $3.3 million at September 30, 2024. The Company expects to recognize the unrecognized compensation cost for PSU awards over a weighted-average period of approximately 1.9 years.

The below table reflects the ranges for the assumptions used in the Monte Carlo model for the 2024 PSUs:

	Date of Grant: February 2024	Modification Date: May 2024
Expected volatility	75.8%	63.2%
Dividend yield	0.00%	0.00%
Risk-free interest rate	4.19%	4.72%

The following table summarizes information regarding the PSU activity for the period presented:

		Weighted-
		Average Grant-
	Number of	Date Fair Value
	Units	per Unit (1)
PSUs outstanding at December 31, 2023	402,701	$9.31
Granted (2)	312,843	$7.55
Forfeited	—	$—
Vested	(107,044)	$2.63
PSUs outstanding at September 30, 2024	608,500	$9.58
(1)	Determined by dividing the aggregate grant-date fair value of awards by the number of awards issued.
(2)	The aggregate grant-date fair value of PSUs issued for the nine months ended September 30, 2024 was $2.4 million based on a calculated fair value price ranging from $2.63 to $8.33 per share.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Compensation Expense

The following table summarizes the amount of recognized compensation expense associated with the EIP Plans, which are reflected in the accompanying Unaudited Condensed Consolidated Statements of Operations for the periods presented (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Share-based compensation costs
TSUs	$1,322	$1,027	$3,685	$2,965
PSUs	494	300	1,428	643
	$1,816	$1,327	$5,113	$3,608

Note 11. Leases

The Company has leases for office space, warehouse space and equipment in its corporate office and operating regions as well as vehicles, compressors and surface rentals related to its business operations. In addition, the Company has right-of-way leases to operate the San Pedro Bay Pipeline. Most of the Company’s leases, other than its corporate office lease, have an initial term and may be extended on a month-to-month basis after expiration of the initial term. Most of the Company’s leases can be terminated with 30-day prior written notice. The majority of its month-to-month leases are not included as a lease liability in its balance sheet because continuation of the lease is not reasonably certain. Additionally, the Company elected the short-term practical expedient to exclude leases with a term of twelve months or less. For the quarter ended September 30, 2024, all of the Company’s leases qualified as operating leases, and it did not have any existing or new leases qualifying as financing leases or variable leases.

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

For the nine months ended September 30, 2024 and 2023, the Company recognized approximately $1.5 million and $1.6 million, respectively, of costs relating to the operating leases in the Unaudited Condensed Consolidated Statements of Operations.

Supplemental cash flow information related to the Company’s lease liabilities is included in the table below:

	For the Nine Months Ended
	September 30,
	2024	2023

	(In thousands)
Non-cash amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,143	$1,352

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s right-of-use assets and lease liabilities for the period presented:

	September 30,	December 31,
	2024	2023

	(In thousands)
Right-of-use asset	$4,613	$5,756

Lease liabilities:
Current lease liability	1,772	1,737
Long-term lease liability	3,806	5,090
Total lease liability	$5,578	$6,827

The following table reflects the Company’s maturity analysis of the minimum lease payment obligations under non-cancelable operating leases with a remaining term in excess of one year (in thousands):

	Office and	Leased vehicles
	warehouse	and office
	leases	equipment	Total
2024	$357	$188	$545
2025	1,429	573	2,002
2026	1,206	87	1,293
2027	836	4	840
2028 and thereafter	1,798	—	1,798
Total lease payments	5,626	852	6,478
Less: interest	856	44	900
Present value of lease liabilities	$4,770	$808	$5,578

The weighted average remaining lease terms and discount rate for all of the Company’s operating leases for the period presented:

	September 30,
	2024	2023
Weighted average remaining lease term (years):
Office and warehouse space	4.00	4.42
Vehicles	0.07	0.36
Office equipment	—	0.02
Weighted average discount rate:
Office and warehouse space	5.59%	5.16%
Vehicles	0.98%	1.19%
Office equipment	0.04%	0.09%

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Supplemental Disclosures to the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Cash Flows

Accrued Liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	September 30,	December 31,
	2024	2023
Accrued lease operating expense	$11,491	$14,239
Accrued liability - pipeline incident	1,691	9,331
Accrued liability - current portion of pipeline incident settlement	1,100	2,000
Accrued capital expenditures	7,914	8,019
Accrued general and administrative expense	3,790	5,335
Accrued production and ad valorem tax	3,572	3,502
Accrued commitment fee and other expense	2,455	2,626
Operating lease liability	1,772	1,737
Asset retirement obligations	1,576	1,493
Accrued current income tax payable	784	—
Accrued interest payable	221	1,792
Other	333	797
Accrued liabilities	$36,699	$50,871

Accounts Receivable

Accounts receivable consisted of the following at the dates indicated (in thousands):

	September 30,	December 31,
	2024	2023
Oil and natural gas receivables	$25,618	$31,131
Insurance receivable - pipeline incident	1,697	3,571
Joint interest owners and other	6,680	6,042
Total accounts receivable	33,995	40,744
Less: allowance for doubtful accounts	(1,700)	(1,648)
Total accounts receivable, net	$32,295	$39,096

Supplemental Cash Flows

Supplemental cash flows for the periods presented (in thousands):

	For the Nine Months Ended
	September 30,
	2024	2023
Supplemental cash flows:
Cash paid for interest, net of amounts capitalized	$9,162	$8,142
Cash paid for taxes	1,040	5,725

Noncash investing and financing activities:
Increase (decrease) in capital expenditures in payables and accrued liabilities	(1,323)	5,880

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Related Party Transactions

Related Party Agreements

There have been no transactions between the Company and any related person in which the related person had a direct or indirect material interest for the three and nine months ended September 30, 2024 and 2023.

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

Environmental costs for remediation are accrued based on estimates of known remediation requirements. Such accruals are based on management’s best estimate of the ultimate cost to remediate a site and are adjusted as further information and circumstances develop. Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies and regulatory approvals. Expenditures to mitigate or prevent future environmental contamination are capitalized. Ongoing environmental compliance costs are charged to expense as incurred. In accruing for environmental remediation liabilities, costs of future expenditures for environmental remediation are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable. At September 30, 2024 and December 31, 2023, the Company had no environmental reserves recorded in its Unaudited Condensed Consolidated Balance Sheet.

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

Beta Pipeline Incident

Please refer to “Note 16. Beta Pipeline Incident” for details.

Sinking Fund Trust Agreement

Beta Operating Company, LLC (“Beta LLC”), a wholly owned subsidiary, assumed an obligation with a third party to make payments into a sinking fund in connection with the Company’s properties in federal waters offshore Southern California, the purpose of which is to provide funds adequate to decommission the portion of the San Pedro Bay Pipeline that lies within state waters and the surface facilities. Interest earned in the account stays in the account. The obligation to fund ceases when the aggregate value of the account reaches $4.3 million. As of September 30, 2024, the account balance included in restricted investments was approximately $4.5 million.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The below table outlines the updated funding commitment for these agreements at September 30, 2024 (in thousands):

	Payment Due by Period
Funding commitment	Total	Remaining 2024	2025	2026	2027	2028	Thereafter
Federal escrow fund payments	$140,728	$2,000	$8,000	$8,000	$8,000	$8,000	$106,728
State escrow fund payments	9,253	258	1,034	1,034	1,034	1,034	4,859
Total sinking fund payments	$149,981	$2,258	$9,034	$9,034	$9,034	$9,034	$111,587

As of September 30, 2024, the Company has funded $22.9 million into the escrow accounts which is reflected in “Restricted investments” on the Unaudited Condensed Consolidated Balance Sheet.

Note 15. Income Taxes

The Company’s current income tax benefit (expense) was ($0.4) million and ($2.4) million for the three and nine months ended September 30, 2024, respectively. The Company’s current income tax benefit (expense) was ($1.4) million and ($7.1) million for the three and nine months ended September 30, 2023, respectively.

The Company’s deferred income tax benefit (expense) was ($5.7) million and ($3.1) million for the three and nine months ended September 30, 2024, respectively. The Company’s deferred income tax benefit (expense) was $4.7 million and $264.1 million for the three and nine months ended September 30, 2023, respectively.

The effective tax rates for the three and nine months ended September 30, 2024 were both 21.1%. The difference between the statutory U.S. federal income tax rate of 21% and the effective tax rate for the three and nine months ended September 30, 2024, was caused by higher state taxes, partially offset by marginal well tax credits pursuant to Section 45I of the Internal Revenue Code and a windfall tax benefit from stock compensation. The effective tax rates for the three and nine months ended September 30, 2023 were 19.6% and (278.9%), respectively. The item that had the most significant impact on the difference between the statutory U.S. federal income tax rate of 21% and the effective tax rate for the three and nine months ended September 30, 2023, was the release of the valuation allowance.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On December 15, 2021, a federal grand jury in the Central District of California returned a federal criminal indictment against the Company, Beta LLC, and San Pedro Bay Pipeline Company in connection with the Incident. As previously disclosed, state authorities were conducting parallel criminal investigations. The Company reached court-approved agreements to resolve all criminal matters stemming from the Incident. As part of the resolution with the United States, the Company agreed to plead guilty to one count of misdemeanor negligent discharge of oil in violation of the Clean Water Act and, agreed to pay a fine of approximately $7.1 million in installments over a period of three years, serve a term of four years’ probation and reimburse governmental agencies approximately $5.8 million for their response to this event. Additionally, as part of the resolution with the state of California, the Company agreed to enter a plea of No Contest to six misdemeanor charges, and, as a result, paid a fine in the amount of $4.9 million to be distributed among the state of California, including the State’s Fish and Game Preservation Fund, and Orange County, agreed to serve a one-year term of probation and agreed to certain compliance enhancements to its operations.

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

Under the Oil Pollution Act of 1990, 33 U.S.C. § 2701 et seq. (“OPA 90”), the Company’s pipeline was designated by the U.S. Coast Guard as the source of the oil discharge and therefore the Company is financially responsible for remediation and for certain costs and economic damages as provided for in OPA 90, as well as certain natural resource damages associated with the spill and certain costs determined by federal and state trustees engaged in a joint assessment of such natural resource damages. As of September 30, 2024, the Company has completed processing all outstanding covered claims under OPA 90. In addition, the Natural Resource Damage Assessment remains ongoing and therefore the extent, timing and cost related to such assessment are difficult to project. While the Company anticipates insurance will reimburse it for expenses related to the Natural Resource Damage Assessment, any potentially uncovered expenses may be material and could impact the Company’s business and results of operations and could put pressure on its liquidity position going forward.

On or about October 10, 2024, the Company reached settlements with the City of Huntington Beach and Pacific Airshow LLC.  The Company has resolved all known claims arising from the Incident and believes there are no more claims outstanding, except through the ongoing Natural Resource Damage Assessment process.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On September 30, 2024, and December 31, 2023, the Company’s insurance receivables were $1.7 million and $3.6 million, respectively. Excluding the costs associated with the resolution of the federal and state matters discussed above, for the nine months ended September 30, 2024, the Company incurred response and remediation expenses and legal fees of $1.5 million, which primarily relates to certain legal costs that are not expected to be recovered under an insurance policy and are classified as “Pipeline Incident Loss” on the Company’s Unaudited Condensed Consolidated Statements of Operations. For more information, please see our annual report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 7, 2024.

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

Recent Developments

Credit Agreement Amendment

On October 25, 2024, OLLC entered into the Credit Agreement Amendment, which among other things, (i) reduced the borrowing base under the Revolving Credit Facility from $150.0 million to $145.0 million, (ii) increased the aggregate elected commitments under the Revolving Credit Facility from $135.0 million to $145.0 million and (iii) amended certain interest rates applicable to loans under the Revolving Credit Facility. The next redetermination is expected in the spring of 2025.

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

Revenue Payables in Suspense

In the normal course of business, we undertake efforts to research and resolve the disputes, legal reasons or uncertainties causing revenues of owners of mineral interests in our leases to go into suspense. As resolutions occur, obligations related to revenue payables in suspense are released. For the nine months ended September 30, 2024, we released $8.4 million, respectively, of net revenues in suspense as a result of these efforts. The following table presents the impact of releases of revenue payables in suspense to our statements of operations for the nine months ended September 30, 2024:

For the Nine Months Ended
September 30,
2024
(In thousands)
Oil and natural gas sales	$4,023
Other revenues	4,829
Severance tax and other deducts	(433)
Total net revenue	$8,419

Production volumes:
Oil (MBbls)	33
NGLs (MBbls)	31
Natural gas (MMcf)	441
Total (MBoe)	138
Total (MBoe/d)	0.50

Results of Operations

The results of operations for the three and nine months ended September 30, 2024 and 2023 have been derived from our unaudited condensed consolidated financial statements. The comparability of the results of operations among the periods presented below is impacted by the Incident and suspension of operations at our Beta properties during 2023.

The following table summarizes certain of the results of operations for the periods indicated.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	($ In thousands except per unit amounts)
Oil and natural gas sales	$68,135	$76,403	$215,803	$210,080
Other revenues	1,723	367	9,857	18,531
Lease operating expense	33,255	36,493	107,850	103,953
Gathering, processing and transportation	4,290	4,984	13,959	15,735
Taxes other than income	5,997	5,532	15,539	16,433
Depreciation, depletion and amortization	8,102	7,489	24,168	20,369
General and administrative expense	8,251	8,255	26,409	24,547
Loss (gain) on commodity derivative instruments	(25,047)	23,328	(7,258)	4,371
Pipeline incident loss	247	559	1,454	15,682
Interest expense, net	3,756	4,470	10,915	13,908
Litigation settlement	—	—	—	84,875
Income tax (expense) benefit - current	(412)	(1,441)	(2,364)	(7,115)
Income tax (expense) benefit - deferred	(5,650)	4,708	(3,082)	264,130
Net income (loss)	22,652	(13,403)	20,375	349,172

Oil and natural gas revenues:
Oil sales	$54,353	$57,214	$169,563	$146,780
NGL sales	6,096	7,777	20,187	21,973
Natural gas sales	7,686	11,412	26,053	41,327
Total oil and natural gas revenues	$68,135	$76,403	$215,803	$210,080

Production volumes:
Oil (MBbls)	758	729	2,300	1,991
NGLs (MBbls)	301	334	979	984
Natural gas (MMcf)	4,165	5,006	12,953	15,573
Total (MBoe)	1,752	1,897	5,438	5,569
Average net production (MBoe/d)	19.0	20.6	19.8	20.4

Average realized sales price (excluding commodity derivatives):
Oil (per Bbl)	$71.74	$78.45	$73.73	$73.72
NGL (per Bbl)	20.29	23.33	20.62	22.36
Natural gas (per Mcf)	1.85	2.28	2.01	2.65
Total (per Boe)	$38.88	$40.28	$39.69	$37.72

Average unit costs per Boe:
Lease operating expense	$18.98	$19.23	$19.83	$18.67
Gathering, processing and transportation	2.45	2.63	2.57	2.83
Taxes other than income	3.42	2.92	2.86	2.95
General and administrative expense	4.71	4.35	4.86	4.41
Depletion, depreciation and amortization	4.62	3.95	4.44	3.66

For the Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

We reported net income of $22.7 million compared to a net loss of $13.4 million for the three months ended September 30, 2024 and 2023, respectively.

Oil, natural gas and NGL revenues were $68.1 million and $76.4 million for the three months ended September 30, 2024 and 2023, respectively. Average net production volumes were approximately 19.0 MBoe/d and 20.6 MBoe/d for the three months ended September 30, 2024 and 2023, respectively. The change in production volumes was driven by several days shut-in for the electrification and emissions reduction project at Beta and natural decline in well productivity over time. The average realized sales prices were $38.88 per Boe and $40.28 per Boe for the three months ended September 30, 2024 and 2023, respectively. The change in average realized sales prices was primarily due to lower commodity prices.

Other revenues were $1.7 million and $0.4 million for the three months ended September 30, 2024 and 2023, respectively. For the three months ended September 30, 2024, other revenues consisted of iodine sales, rental income with respect to our wholly owned subsidiary, Magnify Energy Services (“Magnify”), and interest income earned on our sinking fund escrow accounts.

Lease operating expenses were $33.3 million and $36.5 million for the three months ended September 30, 2024 and 2023, respectively. On a per Boe basis, lease operating expenses were $18.98 and $19.23 for the three months ended September 30, 2024 and 2023, respectively. The change in lease operating expenses was primarily due to a decrease of $1.5 million in lease operating cost and a decrease of $1.7 million in workover expense.

Gathering, processing and transportation expenses were $4.3 million and $5.0 million for the three months ended September 30, 2024 and 2023, respectively. On a per Boe basis, gathering, processing and transportation expenses were $2.45 and $2.63 for the three months ended September 30, 2024 and 2023, respectively. The change in gathering, processing and transportation expense was primarily due to lower gas volumes and natural gas prices.

Taxes other than income were $6.0 million and $5.5 million for the three months ended September 30, 2024 and 2023, respectively. On a per Boe basis, taxes other than income were $3.42 and $2.92 for the three months ended September 30, 2024 and 2023, respectively. The change was primarily related to waste emissions charges and air quality management district fees in California.

DD&A expenses were $8.1 million and $7.5 million for the three months ended September 30, 2024 and 2023, respectively. The increase in DD&A expense was primarily driven by increased production at Beta.

General and administrative expenses were $8.3 million for each of the three months ended September 30, 2024 and 2023. General and administrative expenses were previously forecasted to remain flat compared to the prior year.

Net gain on commodity derivative instruments of $25.0 million were recognized for the three months ended September 30, 2024, consisting of $18.7 million increase in the fair value of open positions, $5.6 million of cash settlements received on expired positions and $0.8 million of cash settlements received on terminated derivative instruments. Net loss on commodity derivative instruments of $23.3 million was recognized for the three months ended September 30, 2023, consisting of $3.9 million of cash settlements paid on expired positions and an increase of $20.1 million in the fair value of open position, partially offset by $0.7 million of cash settlements received on terminated derivative instruments.

Pipeline incident loss was $0.2 million and $0.6 million for the three months ended September 30, 2024 and 2023, respectively. These costs reflect certain expenses not expected to be recovered under an insurance policy. See Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

Interest expense, net was $3.8 million and $4.5 million for the three months ended September 30, 2024 and 2023, respectively. The change in interest expense was primarily attributable to the write-off of deferred financing costs in connection with the refinancing of the Revolving Credit Facility in July 2023.

Average outstanding borrowings under our Revolving Credit Facility were $122.5 million and $121.8 million for the three months ended September 30, 2024 and 2023, respectively.

Litigation settlement was not recorded for the three months ended September 30, 2024 and 2023.

Current income tax benefit (expense) was ($0.4) million and ($1.4) million for the three months ended September 30, 2024 and 2023, respectively. See additional information discussed in Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

Deferred income tax benefit (expense) was ($5.7) million and $4.7 million for the three months ended September 30, 2024 and 2023, respectively. Starting in the first quarter of 2023, we achieved three years of cumulative book income which resulted in the release of the valuation allowance. See additional information discussed in Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

For the Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

We reported net income of $20.4 million compared to net income of $349.2 million for the nine months ended September 30, 2024 and 2023, respectively.

Oil, natural gas and NGL revenues were $215.8 million and $210.1 million for the nine months ended September 30, 2024 and 2023, respectively. Average net production volumes were approximately 19.8 MBoe/d and 20.4 MBoe/d for the nine months ended September 30, 2024 and 2023, respectively. The average realized sales prices were $39.69 per Boe and $37.72 per Boe for the nine months ended September 30, 2024 and 2023, respectively. The change in realized sales prices was primarily due to higher commodity prices, Beta returning to production after being offline for the first quarter of 2023 and the release of revenue suspense of $4.0 million.

Other revenues were $9.9 million and $18.5 million for the nine months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024, other revenues consisted of iodine sales, Magnify rental income, and interest income earned on our sinking fund escrow accounts. Additionally, for the nine months ended September 30, 2024, we recorded a revenue suspense release of $4.8 million. For the nine months ended September 30, 2023, other revenues were primarily related to our receipt of LOPI insurance proceeds of $17.9 million. We have not received LOPI insurance proceeds since payments under the LOPI policy terminated on March 31, 2023.

Lease operating expenses were $107.9 million and $104.0 million for the nine months ended September 30, 2024 and 2023, respectively. On a per Boe basis, lease operating expenses were $19.83 and $18.67 for the nine months ended September 30, 2024 and 2023, respectively. The change in lease operating expense was primarily related to operating costs associated with Beta returning to production after being offline for the first quarter of 2023.

Gathering, processing and transportation expenses were $14.0 million and $15.7 million for the nine months ended September 30, 2024 and 2023, respectively. On a per Boe basis, gathering, processing and transportation expenses were $2.57 and $2.83 for the nine months ended September 30, 2024 and 2023, respectively. The change in gathering, processing and transportation expense was primarily due to lower gas volumes, lower natural gas prices and the expiration of minimum volume commitments for our Oklahoma properties.

Taxes other than income were $15.5 million and $16.4 million for the nine months ended September 30, 2024 and 2023, respectively. On a per Boe basis, taxes other than income were $2.86 and $2.95 for the nine months ended September 30, 2024 and 2023, respectively. The decrease was primarily related to a reduction in production taxes and ad valorem taxes for 2024 due to lower natural gas prices, partially offset by an increase in emissions charges.

DD&A expenses were $24.2 million and $20.4 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in DD&A expense was primarily driven by operations restarting at Beta.

General and administrative expenses were $26.4 million and $24.5 million for the nine months ended September 30, 2024 and 2023, respectively. The change in general and administrative expenses was primarily related to an increase of $1.5 million in stock compensation expense, an increase of $0.5 million in legal expense, and an increase of $0.5 million in office lease expense related to the early termination of our Oklahoma office lease, partially offset by a $0.2 million decrease in professional services.

Net gain on commodity derivative instruments of $7.3 million were recognized for the nine months ended September 30, 2024, consisting of $13.6 million of cash settlements received on expired positions and $0.8 million of cash settlements received on terminated derivative instruments, partially offset by a decrease of $7.1 million in the fair value of open positions. Net loss on commodity derivative instruments of $4.4 million was recognized for the nine months ended September 30, 2023, consisting of $5.1 million of cash settlements paid on expired positions, partially offset by $0.7 million of cash settlement received on terminated derivative instruments and a less than $0.1 million increase in the fair value of open positions.

Pipeline incident loss was $1.5 million and $15.7 million for the nine months ended September 30, 2024 and 2023, respectively. The costs reflect certain expenses not expected to be recovered under an insurance policy. See Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

Interest expense, net was $10.9 million and $13.9 million for the nine months ended September 30, 2024 and 2023, respectively. The change in interest expense was primarily driven by lower outstanding borrowings and amortization and write-off of deferred issuance costs.

Average outstanding borrowings under our Revolving Credit Facility were $119.8 million and $145.8 million for the nine months ended September 30, 2024 and 2023, respectively.

Litigation settlement was not recorded for the nine months ended September 30, 2024 and  $84.9 million was recorded for the nine months ended September 30, 2023, related to the settlement with the shipping companies and the containerships whose anchors struck the Company’s pipeline. See additional information discussed in Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

Current income tax benefit (expense) was ($2.4) million and ($7.1) million for the nine months ended September 30, 2024 and 2023, respectively. See additional information discussed in Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

Deferred income tax benefit (expense) was ($3.1) million and $264.1 million for the nine months ended September 30, 2024 and 2023, respectively. Starting in the first quarter of 2023, we achieved three years of cumulative book income which resulted in the release of the valuation allowance. See additional information discussed in Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

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

Reconciliation of Net Income (Loss) to Adjusted EBITDA

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(In thousands)
Net income (loss)	$22,652	$(13,403)	$20,375	$349,172
Interest expense, net	3,756	4,470	10,915	13,908
Income tax expense (benefit) - current	412	1,441	2,364	7,115
Income tax expense (benefit) - deferred	5,650	(4,708)	3,082	(264,130)
DD&A	8,102	7,489	24,168	20,369
Accretion of AROs	2,125	2,005	6,282	5,922
Losses (gains) on commodity derivative instruments	(25,047)	23,328	(7,258)	4,371
Cash settlements (paid) received on expired commodity derivative instruments	5,582	(3,890)	13,565	(5,082)
Pipeline incident loss	247	559	1,454	15,682
Litigation settlement	—	—	—	(84,875)
Share-based compensation expense	1,815	1,327	5,113	3,608
Loss on settlement of AROs	38	449	136	688
Exploration costs	—	—	51	40
Acquisition and divestiture related expenses	186	216	209	216
Bad debt expense	26	12	52	97
LOPI - timing difference	—	—	—	(4,636)
Other	—	188	686	376
Adjusted EBITDA(1)	$25,544	$19,483	$81,194	$62,841
(1)	Adjusted EBITDA includes a revenue suspense release of $8.4 million for the nine months ended September 30, 2024. See “Revenue Payables in Suspense” discussion noted above for additional information.

Reconciliation of Net Cash from Operating Activities to Adjusted EBITDA

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(In thousands)
Net cash provided by operating activities	$15,737	$18,007	$38,838	$113,228
Changes in working capital	5,937	(4,985)	27,502	2,443
Interest expense, net	3,756	4,470	10,915	13,908
Pipeline incident loss	247	559	1,454	15,682
Litigation settlement	—	—	—	(84,875)
Income tax expense (benefit) - current	412	1,441	2,364	7,115
Amortization and write-off of deferred financing fees	(310)	(908)	(918)	(1,679)
Exploration costs	—	—	51	40
Cash settlements paid (received) on terminated derivatives	(793)	(658)	(793)	(658)
Plugging and abandonment cost	372	1,153	886	1,681
LOPI - timing difference	—	—	—	(4,636)
Acquisition and divestiture related expenses	186	216	209	216
Other	—	188	686	376
Adjusted EBITDA(1)	$25,544	$19,483	$81,194	$62,841
(1)	Adjusted EBITDA includes a non-cash revenue suspense release of $8.4 million for the nine months ended September 30, 2024. See “Revenue Payables in Suspense” discussion noted above for additional information.

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

Capital Expenditures. Total capital expenditures were approximately $55.3 million for the nine months ended September 30, 2024, which were primarily related to the development program at Beta, capital workovers and facilities upgrade projects at Beta and in Oklahoma and non-operated drilling and completion activities in East Texas and the Eagle Ford.

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

As of September 30, 2024, we had a working capital deficit (excluding commodity derivatives) of $11.6 million primarily due to accrued liabilities of $36.7 million, revenues payable of $11.4 million, and accounts payable of $18.1 million partially offset by accounts receivable of $32.3 million and prepaid expenses of $22.3 million.

Debt Agreement

Revolving Credit Facility. On July 31, 2023, OLLC and Acquisitionco entered into the Revolving Credit Facility. The Revolving Credit Facility is a replacement in full of the Prior Revolving Credit Facility. The aggregate principal amount of loans outstanding under the Revolving Credit Facility as of September 30, 2024, was $120.0 million.

As of September 30, 2024, we had approximately $15.0 million of available borrowings under our Revolving Credit Facility.

As of September 30, 2024, we were in compliance with all the financial (current ratio and total leverage ratio) and non-financial covenants associated with the Revolving Credit Facility.

On October 25, 2024, we entered into the Credit Agreement Amendment, which among other things, (i) reduced the borrowing base under the Revolving Credit Facility from $150.0 million to $145.0 million, (ii) increased the aggregate elected commitments under the Revolving Credit Facility from $135.0 million to $145.0 million and (iii) amended certain interest rates applicable to loans under the Revolving Credit Facility.

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

Sinking Fund Payments. We have a funding requirement to fund two trust accounts to comply with supplemental regulatory bonding requirements related to our decommissioning obligations for the Beta production facilities. As of September 30, 2024, our future commitments under these agreements were $2.3 million for the remainder of 2024 and $9.0 million per year until the escrow accounts are fully funded. See Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for the nine months ended September 30, 2024 and 2023 have been derived from our Unaudited Condensed Consolidated Financial Statements. For information regarding the individual components of our cash flow amounts, see our Unaudited Condensed Consolidated Statements of Cash Flows included under “Item 1. Financial Statements” of this quarterly report.

	For the Nine Months Ended
	September 30,
	2024	2023
	(In thousands)
Net cash provided by operating activities	$38,838	$113,228
Net cash used in investing activities	(62,655)	(29,965)
Net cash used in financing activities	3,071	(76,876)

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net cash provided by operating activities was $38.8 million and $113.2 million for the nine months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2023, we received $84.9 million in connection with the settlement between the Company and the vessels that struck and damaged the pipeline and their respective owners and operators.

Production volumes were approximately 19.8 MBoe/d and 20.4 MBoe/d for the nine months ended September 30, 2024 and 2023, respectively. The average realized sales price was $39.69 per Boe and $37.72 per Boe for the nine months ended September 30, 2024 and 2023, respectively. The change in realized sales prices was primarily due to higher commodity prices, Beta returning to production after being offline for the first quarter of 2023 and the release of revenue suspense of $8.4 million.

Net cash provided by operating activities for the nine months ended September 30, 2024 included $13.6 million of cash received on expired commodity derivative instruments compared to $5.1 million of cash paid on expired commodity derivatives for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, we had a net gain on commodity derivative instruments of $7.3 million compared to a net loss of $4.4 million for the nine months ended September 30, 2023.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2024 was $62.7 million, of which $54.1 million was used for additions to oil and natural gas properties and $1.0 million for additions to other property and equipment. Net cash used in investing activities for the nine months ended September 30, 2023 was $30.0 million, of which $23.1 million was used for additions to oil and natural gas properties and $0.5 million for additions to other property and equipment.

Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with our Beta properties. Additions to restricted investments were $7.5 million and $6.4 million during the nine months ended September 30, 2024 and 2023, respectively.

Financing Activities. We had net borrowings of $5.0 million for the nine months ended September 30, 2024 related to our Revolving Credit Facility compared to net repayments of $70.0 million for the nine months ended September 30, 2023. Shares withheld for taxes was $1.9 million and $2.2 million for the nine months ended September 30, 2024 and 2023, respectively.

Off–Balance Sheet Arrangements

As of September 30, 2024, we had no off–balance sheet arrangements.

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

ITEM 4.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024. We believe that our internal controls and procedures are still functioning as designed and were effective for the most recent quarter.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes our repurchase activity during the three months ended September 30, 2024:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
			Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased	Paid per Share	or Programs	Plans or Programs (1)
(In thousands)
Common Shares Repurchased (1)
July 1, 2024 - July 31, 2024	8,871	$6.96	—	n/a
August 1, 2024 - August 31, 2024	2,877	$7.00	—	n/a
September 1, 2024 - September 30, 2024	—	$—	—	n/a
(1)	Common shares are generally net-settled by shareholders to cover the required withholding tax upon vesting. We repurchased the remaining vesting shares on the vesting date at current market price. See Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

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

Borrowing Base Redetermination, Commitment Increase and First Amendment to Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on October 25, 2024).

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

Amplify Energy Corp.
(Registrant)

Date:	November 6, 2024	By:	/s/ James Frew
		Name:	James Frew
		Title:	Senior Vice President and Chief Financial Officer

Date:	November 6, 2024	By:	/s/ Eric Dulany
		Name:	Eric Dulany
		Title:	Vice President and Chief Accounting Officer