Form 10-K
period 2024-12-31
Amplify Energy Corp.
filed 2025-03-05
CIK 1533924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $202.1 million on June 30, 2024, based on $6.78 per share, the last reported sales price of the shares on the New York Stock Exchange on such date.

As of February 28, 2025, the registrant had 40,332,937 outstanding shares of common stock, $0.01 par value per share.

Documents Incorporated By Reference: Portions of the registrant’s definitive proxy statement relating to its 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2024, are incorporated by reference to the extent set forth in Part III, Items 10-14 of this Form 10-K.

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

API Gravity: The American Petroleum Institute’s system of classifying oil based on its specific gravity, whereby the greater the gravity, the lighter the oil.

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

Development Project: A development project is the means by which petroleum resources are brought to the status of economically producible. Examples include the development of a single reservoir or field, an incremental development in a producing field or the integrated development of a group of several fields and associated facilities with a common ownership may constitute a development project.

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

Present value of future net revenues or PV-9: The estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development and abandonment costs, using prices and costs in effect at the determination date, before income taxes, and without giving effect to non-property-related expenses, discounted to a present value using an annual discount rate of 9% in accordance with the guidelines of the SEC.

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

Proved Undeveloped Reserves (“PUDs”): Proved oil and natural gas reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

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

WTI: West Texas Intermediate.

NAMES OF ENTITIES

As used in this 2024 Annual Report on Form 10-K (this “Annual Report”), unless we indicate otherwise:

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

All statements, other than statements of historical fact, included in this report are forward-looking statements. These forward-looking statements may be found in “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other items within this Annual Report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “outlook,” “continue,” the negative of such terms or other comparable terminology. These statements address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as projections of results of operations, plans for growth, goals, future capital expenditures, competitive strengths, references to future intentions and other such references. These forward-looking statements involve risks and uncertainties. Important factors that could cause the Company’s actual results or financial condition to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following risks and uncertainties:

●	the Company’s ability to successfully complete the proposed business combination transaction between certain of the Company’s subsidiaries and North Peak Oil & Gas, LLC and Century Oil and Gas Sub-Holdings, LLC (the “Mergers”);
●	risks related to a redetermination of the borrowing base under the Company’s senior secured reserve-based revolving credit facility (the “Revolving Credit Facility”);
●	the Company’s ability to access funds on acceptable terms, if at all, because of the terms and conditions governing its indebtedness, including financial covenants;
●	the Company’s ability to satisfy its debt obligations;
●	volatility in the prices for oil, natural gas and NGLs;
●	the potential for additional impairments due to continuing or future declines in oil, natural gas and NGL prices;
●	the uncertainty inherent in estimating quantities of oil, natural gas and NGL reserves;
●	the Company’s substantial future capital requirements, which may be subject to limited availability of financing;
●	the uncertainty inherent in the development and production of oil and natural gas;
●	the Company’s need to make accretive acquisitions or substantial capital expenditures to maintain its declining asset base;
●	the existence of unanticipated liabilities or problems relating to acquired or divested businesses or properties;
●	potential acquisitions, including the Company’s ability to make acquisitions on favorable terms or to integrate acquired properties;
●	the consequences of changes the Company has made, or may make from time to time in the future, to its capital expenditure budget, including the impact of those changes on its production levels, reserves, results of operations and liquidity;

●	potential shortages of, or increased costs for, drilling and production equipment and supply materials for production, such as CO2;
●	potential difficulties in the marketing of oil and natural gas;
●	changes to the financial condition of counterparties;
●	uncertainties surrounding the success of the Company’s secondary and tertiary recovery efforts;
●	competition in the oil and natural gas industry;
●	the Company’s results of evaluation and implementation of strategic alternatives;
●	general political and economic conditions, globally and in the jurisdictions in which we operate, including the Russian invasion of Ukraine and ongoing conflicts in the Middle East, and the potential destabilizing effect such conflicts may pose for those regions and/or the global oil and natural gas markets;
●	the impact of climate change and natural disasters, such as earthquakes, tidal waves, mudslides, fires and floods;
●	the impact of local, state and federal governmental regulations, including those related to climate change and hydraulic fracturing, and the current administration’s potential reversal thereof;
●	the risk that the Company’s hedging strategy may be ineffective or may reduce our income;
●	the cost and availability of insurance as well as operating risks that may not be covered by an effective indemnity or insurance;
●	actions of third-party co-owners of interest in properties in which we also own an interest; and
●	other risks and uncertainties described in “Item 1A. Risk Factors.”

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

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those highlighted in this section titled “Risk Factors” and summarized below. We have various types of risks, including risks related to our business and industry; information technology, data security and privacy; legal, regulatory, accounting, and tax matters; our common stock; and our Revolving Credit Facility, which are discussed more fully elsewhere in this Annual Report. As a result, this risk factor summary does not contain all of the information that may be important to you, and you should read this risk factor summary together with the more detailed discussion of risks and uncertainties set forth following this section under the heading “Risk Factors,” as well as elsewhere in this Annual Report. These risks include, but are not limited to, the following:

●	Oil, natural gas and NGL prices are volatile, due to factors beyond our control, and greatly affect our business, results of operations and financial condition. Any decline in, or sustained low levels of oil, natural gas and NGL prices will cause a decline in our cash flow from operations, which could materially and adversely affect our business, results of operations and financial condition.
●	If commodity prices decline for a prolonged period, a significant portion of our development projects may become uneconomic and result in write downs of the value of our oil and natural gas properties, which may adversely affect our financial condition and our ability to fund our operations.
●	We are currently involved in, and anticipate that we will continue to explore, opportunities to create value through strategic transactions, whether through mergers and acquisitions, divestitures, joint ventures or similar business transactions. There are risks inherent in any strategic transaction, including the Mergers, and such risks could negatively affect the benefits, outcomes and synergies anticipated to be obtained from executing such strategic transactions.
●	Our business could be adversely affected by a decline in general economic conditions or a weakening of the broader energy industry, and inflation may adversely affect our financial position and operating results.
●	We may be unable to maintain compliance with the covenants in the Revolving Credit Facility, which could result in an event of default thereunder that, if not cured or waived, would have a material adverse effect on our business and financial condition.
●	Restrictive covenants in our Revolving Credit Facility could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.
●	Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligation to increase significantly.
●	Our estimated reserves and future production rates are based on many assumptions that may turn out to be inaccurate. Any material inaccuracies in our reserve estimates or underlying assumptions will materially affect the quantities and present value of our estimated reserves.
●	The failure to replace our proved oil and natural gas reserves could adversely affect our business, financial condition, results of operations, production and cash flows.
●	Many of our properties are in areas that may have been partially depleted or drained by offset wells.
●	Our expectations for future development activities are planned to be realized over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of such activities.
●	The inability of our significant customers to meet their obligations to us may adversely affect our financial results.
●	We are subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting our operations.
●	We may be subject to increased permitting obligations and regulatory scrutiny as a result of the oil incident that occurred in federal waters off the coast of Southern California related to the Company’s pipeline operations at the Beta field (the “Incident”).

●	We expect to refinance substantial indebtedness of the Acquired Companies (as defined below) in connection with the Mergers, which combined with our current debt may limit our financial flexibility and adversely affect our financial results.

PART I

ITEM 1.BUSINESS

References

Amplify Energy Corp. (“Amplify Energy,” the “Company,” “we,” “us,” “our,” or similar terms), is a publicly traded Delaware corporation, in which our common stock, par value of $0.01 per share (“Common Stock”), is listed on the NYSE under the symbol “AMPY.”

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

The Company’s properties consist primarily of operated and non-operated working interests in producing and undeveloped leasehold acreage and working interests in identified producing wells. As of December 31, 2024:

●	Our total estimated proved reserves were approximately 93.0 MMBoe, consisting of approximately 44% oil, 37% natural gas, and 19% NGLs, and 88% were classified as proved developed reserves;
●	We produced oil and natural gas from 2,523 gross (1,353 net) producing wells across our properties, with an average working interest of 54%, and we are the operator of record of the properties containing 92% of our total estimated proved reserves; and
●	Our average net production for the three months ended December 31, 2024, was 18.5 MBoe/d, implying a reserve-to-production ratio of approximately 13.8 years.

Recent Developments

East Texas Haynesville Monetization

In December 2024, we sold certain rights, title and interest in assets located in East Texas to a third party. We recorded a gain of approximately $1.4 million.

In January 2025, we purchased and sold certain rights, title and interest in assets in East Texas from a third party, whereby we received net proceeds of $6.2 million.

Merger with Juniper Capital

On January 14, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Amplify DJ Operating LLC, a Delaware limited liability company and indirect wholly owned subsidiary of the Company (“First Merger Sub”), Amplify PRB Operating LLC, a Delaware limited liability company and indirect wholly owned subsidiary of Amplify (“Second Merger Sub,” and together with First Merger Sub, the “Merger Subs”), North Peak Oil & Gas, LLC, a Delaware limited liability company (“NPOG”), Century Oil and Gas Sub-Holdings, LLC, a Delaware limited liability company (“COG” and, together with NPOG, each, an “Acquired Company” and, collectively, the “Acquired Companies”), and, solely for the limited purposes set forth in the Merger Agreement (as defined below), Juniper Capital Advisors, L.P., a Delaware limited partnership (“Juniper”), and the Specified Company Entities set forth on Annex A thereto, pursuant to which, at the effective time of the Mergers (as defined below) (the “Effective Time”), (a) NPOG will merge with and into First Merger Sub, with NPOG surviving the merger as an indirect, wholly owned subsidiary of the Company and (b) COG will merge with and into Second Merger Sub, with COG surviving the merger as an indirect, wholly owned subsidiary of the Company, in each case, subject to the terms and conditions of the Merger Agreement.

Subject to the terms and conditions of the Merger Agreement, at the Effective Time, all of the issued and outstanding limited liability company interests of each of the Acquired Companies will automatically be converted into the right to receive, in the aggregate, 26,729,315 validly issued, fully paid and nonassessable shares (the “Aggregate Merger Consideration”) of Common Stock. Following the Effective Time, the Company's existing stockholders and the Acquired Companies' existing equityholders are expected to own approximately 61% and 39%, respectively, of the combined company's outstanding equity.

Mr. Christopher W. Hamm will serve as Chairman of our board of directors (the “Board”), and Mr. Martyn Willsher will continue to serve as the Chief Executive Officer of the Company after the Effective Time. The Merger Agreement provides that the Board will consist of the following seven members: Martyn Willsher, Christopher W. Hamm, Deborah G. Adams, James E. Craddock, Vidisha Prasad, Edward Geiser and Josh Schmidt. Further, Josh Schmidt will be appointed as Chairman of the compensation committee of the Board (the “Compensation Committee”), and Edward Geiser will be appointed as a member of the nominating and governance committee of the Board (the “Nominating & Governance Committee”).

The Merger Agreement contains customary representations, warranties and covenants of the Company and the Acquired Companies, including covenants relating to the conduct of the business of both the Company and the Acquired Companies from the date of signing the Merger Agreement through closing of the Mergers (the “Closing”), obtaining the requisite approval of the stockholders of the Company and maintaining the listing of the Common Stock on the NYSE. Under the terms of the Merger Agreement, the Company has also agreed not to solicit from any person an acquisition proposal for the Company.

In connection with the Mergers, the Company will seek the approval of the Company’s stockholders with respect to the issuance of the Aggregate Merger Consideration in connection with the Closing (the “Stock Issuance Proposal”).

The Mergers are expected to close in the second quarter of 2025.

No Offer or Solicitation. This section of the Annual Report relates to a proposed business combination transaction between the Company and the Acquired Companies. This communication is for informational purposes only and does not constitute an offer to sell or the solicitation of an offer to buy any securities or a solicitation of any vote or approval, in any jurisdiction, pursuant to the business combination transaction or otherwise, nor shall there be any sale, issuance, exchange or transfer of the securities referred to in this document in any jurisdiction in contravention of applicable law. No offer of securities shall be made except by means of a prospectus meeting the requirements of Section 10 of the Securities Act of 1933, as amended.

Important Additional Information Regarding the Mergers Will Be Filed With the SEC. In connection with the proposed Mergers, the Company has filed a definitive proxy statement. The definitive proxy statement will be sent to the stockholders of the Company. The Company may also file other documents with the SEC regarding the Mergers. INVESTORS AND SECURITY HOLDERS OF AMPLIFY ENERGY ARE ADVISED TO CAREFULLY READ THE DEFINITIVE PROXY STATEMENT AND ANY OTHER RELEVANT MATERIALS FILED WITH THE SEC WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT THE MERGERS, THE PARTIES TO THE MERGERS AND THE RISKS ASSOCIATED WITH THE MERGERS. Investors and security holders may obtain a free copy of the definitive proxy statement and other relevant documents filed by Amplify Energy with the SEC from the SEC’s website at www.sec.gov. Security holders and other interested parties will also be able to obtain, without charge, a copy of the definitive proxy statement and other relevant documents (when available) by (1) directing your written request to: 500 Dallas Street, Suite 1700, Houston, Texas or (2) contacting our Investor Relations department by telephone at (832) 219-9044 or (832) 219-9051. Copies of the documents filed by the Company with the SEC will be available free of charge on the Company’s website at http://www.amplifyenergy.com.

Participants in the Solicitation. Amplify Energy and certain of its respective directors, executive officers and employees may be considered participants in the solicitation of proxies in connection with the proposed transaction. Information regarding the persons who may, under the rules of the SEC, be deemed participants in the solicitation of the stockholders of Amplify Energy in connection with the transaction, including a description of their respective direct or indirect interests, by security holdings or otherwise, is included in the definitive proxy statement filed with the SEC. Additional information regarding the Company’s directors and executive officers is also included in Amplify’s Notice of Annual Meeting of Stockholders and 2024 Proxy Statement, which was filed with the SEC on April 5, 2024. These documents are available free of charge as described above.

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

Properties

We engaged Cawley, Gillespie and Associates, Inc. (“CG&A”), our independent reserve engineers, to prepare our reserves estimates for all of our proved reserves at December 31, 2024. The following table summarizes information, based on a reserve report prepared by CG&A (which we refer to as our “reserve report”), about our proved oil and natural gas reserves by geographic region as of December 31, 2024, and our average net production for the three months ended December 31, 2024:

					Average Net
	Estimated Net Proved Reserves				Production		Average
		% Oil					Reserve-to
	MMBoe	and	% Natural	% Proved		% of	Production	Producing Wells
Region	(1)	NGL	Gas	Developed	MBoe/d	Total	Ratio (2)	Gross	Net
							(Years)
Oklahoma	27.0	46%	54%	100%	4.7	26%	15.6	373	275
Bairoil	16.4	100%	—%	100%	3.2	17%	14.1	152	152
Beta	19.1	100%	—%	56%	3.3	18%	15.8	51	51
East Texas/ North Louisiana	28.0	30%	70%	94%	6.6	36%	11.6	1,546	850
Eagle Ford	2.5	90%	10%	69%	0.7	4%	10.2	401	25
Total	93.0	63%	37%	88%	18.5	100%	13.8	2,523	1,353
(1)	Determined using a ratio of six Mcf of natural gas to one Bbl of oil, condensate or NGLs based on an approximate energy equivalency. This is an energy content correlation and does not reflect a value or price relationship between the commodities.
(2)	The average reserve-to-production ratio is calculated by dividing estimated net proved reserves as of December 31, 2024 by the annualized average net production for the three months ended December 31, 2024.

Our Areas of Operation

Oklahoma

Approximately 29% of our estimated proved reserves as of December 31, 2024 and approximately 26% of our average daily net production for the three months ended December 31, 2024 were located in the Oklahoma region. Our Oklahoma properties include wells and properties primarily located in Alfalfa and Woods counties in Oklahoma. Those properties collectively contained 27.0 MMBbls of estimated net proved reserves as of December 31, 2024 based on our reserve report and generated average net production of 4.7 MBoe/d for the three months ended December 31, 2024.

Bairoil

Approximately 18% of our estimated proved reserves as of December 31, 2024 and approximately 17% of our average daily net production for the three months ended December 31, 2024 were located in Bairoil. Our Bairoil properties include wells and properties primarily located in the Lost Soldier and Wertz fields in Wyoming at our Bairoil complex. Our Bairoil properties contained 16.4 MMBbls of estimated net proved oil and NGLs reserves as of December 31, 2024 based on our reserve report and generated average net production of 3.2 MBoe/d for the three months ended December 31, 2024.

Beta

Approximately 20% of our estimated proved reserves as of December 31, 2024 and approximately 18% of our average daily net production for the three months ended December 31, 2024 were associated with the Beta field located in federal waters approximately 11 miles offshore from the Port of Long Beach, California. Our ownership in Beta consists of 100% of the working interests and 75.2% average net revenue interest in three Pacific Outer Continental Shelf lease blocks (P-0300, P-0301 and P-0306) (referred to as the “Beta Unit”) in the Beta field. The Beta properties contained 19.1 MMBbls of estimated net proved oil reserves as of December 31, 2024 based on our reserve report and generated average net production of 3.3 MBoe/d for the three months ended December 31, 2024. Oil and gas are produced from the Beta Unit via two production platforms, referred to as the Ellen and Eureka platforms, equipped with permanent drilling rigs and associated equipment. On a third platform, Elly, the oil, water and gas are separated, and the oil is prepared for sale, while the gas is utilized as fuel for power and the water is recycled back into the reservoir for pressure maintenance. Sales quality oil is then pumped from the Elly platform to the Beta pump station located onshore at the Port of Long Beach, California via a 16-inch diameter oil pipeline, which extends approximately 17.5 miles. Amplify Energy’s wholly owned subsidiary, San Pedro Bay Pipeline Company owns and operates the pipeline system.

Based on our reserve report, the Beta field contains more than 15% of our total estimated reserves as of December 31, 2024. The following table summarizes production volumes from this field for the period presented:

	December 31,
	2024	2023
Production Volumes (1):
Oil (MBbls)	1,170	679
NGLs (MBbls)	—	—
Natural Gas (MMcfe)	—	—
Total (MBoe)	1,170	679
Average net production (MBoe/d)	3.2	1.9
(1)The Beta field restarted production in April 2023.

East Texas / North Louisiana

Approximately 30% of our estimated proved reserves as of December 31, 2024 and approximately 36% of our average daily net production for the three months ended December 31, 2024 were located in the East Texas/ North Louisiana region. Our East Texas/ North Louisiana properties include wells and properties primarily located in the Joaquin, Carthage, Willow Springs and East Henderson fields in East Texas. Those properties collectively contained 28.0 MMBoe of estimated net proved reserves as of December 31, 2024 based on our reserve report and generated average net production of 6.6 MBoe/d for the three months ended December 31, 2024.

Eagle Ford

Approximately 3% of our estimated proved reserves as of December 31, 2024 and approximately 4% of our average daily net production for the three months ended December 31, 2024 were located in the Eagle Ford region. Our Eagle Ford properties include wells and properties in fields located primarily in the Eagleville fields. Our Eagle Ford properties contained 2.5 MMBoe of estimated net proved reserves as of December 31, 2024 based on our reserve report. Those properties collectively generated average net production of 0.7 MBoe/d for the three months ended December 31, 2024.

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

Mr. Lopez has over 17 years of corporate reserve reporting experience. Mr. Lopez joined the Company as Vice President of Corporate Reserves in June 2018 and currently serves as the Company’s Senior Vice President of Engineering & Exploitation. Prior to that Mr. Lopez was Vice President of Acquisitions and Engineering for EnerVest, Ltd., where he managed the corporate reserve reporting process and the financial planning & analysis department. Mr. Lopez is a graduate of West Virginia University and holds a B.S. in Petroleum and Natural Gas Engineering. Mr. Lopez is an active member of the Society of Petroleum Engineers.

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

Mr. Brooker became the President of CG&A in 2017 and has been an employee of CG&A since 1992. His responsibilities include reserve and economic evaluations, fair market valuations, field studies, pipeline resource studies and acquisition/divestiture analysis. His reserve reports are routinely used for public company SEC disclosures. Prior to joining CG&A, Mr. Brooker worked in Gulf of Mexico drilling and production engineering at Chevron Corporation. Mr. Brooker’s experience includes significant projects in both conventional and unconventional resources in every major U.S. producing basin and abroad, including oil and gas shale plays, coalbed methane fields, waterfloods and complex, faulted structures.

Mr. Brooker graduated with honors from the University of Texas at Austin in 1989 with a Bachelor of Science degree in Petroleum Engineering and is a registered Professional Engineer in the State of Texas. He is also a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers.

Estimated Proved Reserves

The following table summarizes our estimated proved oil and natural gas reserves and related standardized measure of discounted future net cash flows attributable to our properties as of December 31, 2024, which are based on the prepared reserve report by CG&A, our independent reserve engineers.

	Reserves
	Oil	Natural Gas	NGLs	Total
	(MBbls)	(MMcf)	(MBbls)	(MBoe) (1)
Estimated Proved Reserves
Developed	31,392	197,621	17,879	82,207
Undeveloped	9,083	8,915	187	10,756
Total	40,475	206,536	18,066	92,963

Proved developed reserves as a percentage of total proved reserves				88%

Standardized measure (in thousands) (2)				$608,239
PV-10 (in thousands) (3)				$735,765

Oil and Natural Gas Prices (4)
Oil – WTI ($ per Bbl)				$75.48
Natural gas – Henry Hub ($ per MMBtu)				$2.13
(1)	Determined using a ratio of six Mcf of natural gas to one Bbl of oil, condensate or NGLs based on an approximate energy equivalency. This is an energy content correlation and does not reflect a value or price relationship between the commodities.
(2)	Standardized measure is calculated in accordance with Accounting Standards Codification, or ASC, Topic 932, Extractive Activities—Oil and Gas, and is calculated using SEC pricing, before market differentials, of $75.48 per Bbl for crude oil and NGLs and $2.13 per MMBtu for natural gas. Standardized measure is the present value of estimated future net revenues to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC without giving effect to non-property related expenses, such as general and administrative expenses, interest expense, or to depletion, depreciation and amortization. The future cash flows are discounted using an annual discount rate of 10%. Standardized measure does not give effect to derivative transactions. For a description of our commodity derivative contracts, see “Item 1. Business — Operations — Derivative Activities” as well as “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Commodity Derivative Contracts.”
(3)	PV-10 is a non-GAAP financial measure and represents the year end present value of estimated future cash inflows from proved oil and natural gas reserves, less future development and operating costs, discounted at 10% per annum to reflect the timing of future cash flows and using SEC prescribed pricing assumptions for the period. PV-10 differs from standardized measure because standardized measure includes the effects of future income taxes on future net cash flows. Standardized measure is prescribed by the SEC as an industry standard asset value measure to compare reserves with consistent pricing costs and discount assumptions. Amplify believes the presentation of PV-10 provides useful information because it is widely used by investors in evaluating oil and natural gas companies without regard to specific income tax characteristics of such entities. PV-10 is not intended to represent the current market value of our estimated proved reserves. PV-10 should not be considered in isolation or as a substitute for the standardized measure of discounted future net cash flows as defined under GAAP.
(4)	Our estimated net proved reserves and related standardized measure were determined using 12-month trailing average oil and natural gas index prices, calculated as the unweighted arithmetic average for the first-day-of-the-month price for each month in effect as of the date of the estimate, without giving effect to derivative contracts, held constant throughout the life of the properties. These prices were adjusted by lease for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead.

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

Development of Proved Undeveloped Reserves

As of December 31, 2024, we had 10,756 MBoe of PUDs, comprised of 9,083 MBbls of oil, 8,915 MMcf of natural gas and 187 MBbls of NGLs. None of our PUDs as of December 31, 2024 are scheduled to be developed on a date more than five years from the date the reserves were initially booked as PUDs. PUDs will be converted from undeveloped to developed as the applicable wells begin production.

For the year ended December 31, 2024, total PUDs increased by 8,830 MBoe. The increase includes 9,390 MBoe due to the addition of 23 Beta PUD locations, 4 non-operated PUDs in East Texas drilled and waiting on completion, and 4 non-operated Eagle Ford PUDs drilled and waiting on completion. We also had transfers of (524) MBoe to proved developed reserves as a result of the 2024 Beta drilling program. We removed 7 Eagle Ford PUDs (162) MBoe, due to the extension of the development plan beyond five years. Other revisions consisted of 126 MBoe that were primarily related to Beta PUD performance.

Approximately 27.2% (524 MBoe) of our PUDs recorded as of December 31, 2024 were developed during the twelve months ended December 31, 2024. Total costs incurred in 2024 to develop these PUDs were approximately $10.9 million. In total, we incurred total capital expenditures of approximately $30.7 million during fiscal year 2024 developing PUDs, which includes $19.8 million associated with PUDs to be completed in 2025. Based on our current expectations of our cash flows, we believe that we can fund the drilling of our current PUD inventory and our expansions in the next five years from our cash flow from operations and borrowings under our Revolving Credit Facility. For a more detailed discussion of our liquidity position, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Production, Revenue and Price History

For a description of our production, revenues, and average sales prices and per unit costs, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

The following tables summarize our average net production, average unhedged sales prices by product and average lease operating cost expense per Boe by geographic region for the years ended December 31, 2024 and 2023, respectively:

	For the Year Ended December 31, 2024
	Oil		NGLs		Natural Gas		Total
		Average		Average		Average		Average	Lease
	Production	Sales	Production	Sales	Production	Sales	Production	Sales	Operating
	Volumes	Price	Volumes	Price	Volumes	Price	Volumes	Price	Expense
	(MBbls)	($/Bbl)	(MBbls)	($/Bbl)	(MMcf)	($/Mcf)	(MBoe)	($/Boe)	($/Boe)
Oklahoma	347	$75.05	525	$23.07	5,995	$2.06	1,871	$26.98	$8.53
Bairoil	1,181	70.01	—	—	—	—	1,181	70.01	44.70
Beta	1,170	72.51	—	—	—	—	1,170	72.51	38.94
East Texas/ North Louisiana	143	73.38	717	19.48	10,627	2.17	2,631	18.07	8.59
Eagle Ford	219	74.50	36	19.79	214	2.01	291	60.00	20.72
Total	3,060	$72.01	1,278	$20.96	16,836	$2.13	7,144	$39.61	$20.01

Average net production (MBoe/d)							19.5

	For the Year Ended December 31, 2023
	Oil		NGLs		Natural Gas		Total
		Average		Average		Average		Average	Lease
	Production	Sales	Production	Sales	Production	Sales	Production	Sales	Operating
	Volumes	Price	Volumes	Price	Volumes	Price	Volumes	Price	Expense
	(MBbls)	($/Bbl)	(MBbls)	($/Bbl)	(MMcf)	($/Mcf)	(MBoe)	($/Boe)	($/Boe)
Oklahoma	426	$76.14	602	$21.48	6,706	$2.95	2,145	$30.36	$9.25
Bairoil	1,199	72.15	—	—	—	—	1,199	72.15	41.34
Beta (1)	679	75.31	—	—	—	—	679	75.31	57.02
East Texas/ North Louisiana	157	75.05	681	23.08	13,359	2.46	3,065	19.67	8.12
Eagle Ford	312	76.29	40	19.47	232	2.52	391	64.44	16.82
Total	2,773	$74.17	1,323	$22.24	20,297	$2.62	7,479	$38.54	$18.66

Average net production (MBoe/d)							20.5
(1)	The Beta field restarted production in April 2023.

Productive Wells

Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we own an interest and net wells are the sum of our fractional working interests owned in gross wells. The following table sets forth information relating to the productive wells in which we owned a working interest as of December 31, 2024.

	Oil		Natural Gas
	Gross	Net	Gross	Net
Operated (1)	516	475	914	770
Non-operated	495	40	598	68
Total	1,011	515	1,512	838
(1)	Our operated properties reflect all operated proved devolved producing properties at December 31, 2024.

Developed Acreage

Acreage related to royalty, overriding royalty and other similar interests is excluded from this summary. As of December 31, 2024, substantially all of our leasehold acreage was held by production. The following table sets forth information as of December 31, 2024 relating to our leasehold acreage.

Region	Developed Acreage (1)
	Gross (2)	Net (3)
Oklahoma	111,581	93,984
Bairoil	6,653	6,653
Beta	17,280	17,280
East Texas/ North Louisiana	243,101	181,460
Eagle Ford	14,167	811
Total	392,782	300,188
(1)	Developed acres are acres spaced or assigned to productive wells or wells capable of production.
(2)	A gross acre is an acre in which we own a working interest. The number of gross acres is the total number of acres in which we own a working interest.
(3)	A net acre is deemed to exist when the sum of our fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Undeveloped Acreage

As of December 31, 2024, we had no gross and net undeveloped acreage expiring over the next two years as all of our gross and net acreage is currently held by production.

Drilling Activities

Our drilling activities primarily consist of development wells. The following table sets forth information with respect to (i) wells drilled and completed during the periods indicated and (ii) wells drilled in a prior period but completed during the periods indicated. The information should not be considered indicative of future performance, nor should a correlation be assumed between the number of productive wells drilled, quantities of reserves found or economic value. At December 31, 2024, we had 24 gross (3.8 net) wells that were in various stages of completion.

	For the Year Ended December 31,
	2024		2023
	Gross	Net	Gross	Net
Development wells:
Productive	11.0	2.0	9.0	0.5
Dry	—	—	—	—
Exploratory wells:
Productive	—	—	—	—
Dry	—	—	—	—
Total wells:
Productive	11.0	2.0	9.0	0.5
Dry	—	—	—	—
Total	11.0	2.0	9.0	0.5

Delivery Commitments

We have no commitments to deliver a fixed and determinable quantity of our oil or natural gas production in the near future under our existing sales contracts.

Operations

General

As of December 31, 2024, the Company is the operator of record of properties containing 92% of our total estimated proved reserves. We design and manage the development, recompletion and/or workover operations, and supervise other operation and maintenance activities for all of the wells we operate. We do not own the drilling rigs used for drilling wells on our onshore properties; independent contractors provide all the equipment and personnel associated with these activities. Our Beta platforms have permanent drilling systems in place.

Marketing and Major Customers

The following individual customers each accounted for 10% or more of our total reported revenues for the period indicated:

	For the Year Ended
	December 31,
	2024	2023
Major customers:
Phillips 66	33%	17%
HF Sinclair Corporation (formerly: Sinclair Oil & Gas Company)	25%	24%
Southwest Energy LP	10%	13%

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

In October 2024, Phillips 66 announced its plan to cease operations at its Los Angeles area refinery in the fourth quarter of 2025. This refinery has historically represented a significant portion of our sales to Phillips 66. We are actively engaging in discussions with Phillips 66 to understand the full scope of the impact on our business. While the closure of this refinery has the potential to materially affect our future sales to this customer, we anticipate that a commercial agreement will be reached with another customer to purchase our California crude oil. The inability to obtain such agreement or to obtain an agreement with less favorable terms than the current agreement with Phillips 66 could negatively impact our revenue, earnings and cash from operating activities.

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

Hydraulic Fracturing

Hydraulic fracturing is used as a means to maximize the productivity of almost every well that we drill and complete, except in our offshore wells. Hydraulic fracturing is a necessary part of the completion process because our properties are dependent upon our ability to effectively fracture the producing formations in order to produce at economic rates. Our proved developed non-producing and proved undeveloped reserves make up 19.4% of the total proved reserves, with approximately 30.7% of these requiring hydraulic fracturing as of December 31, 2024.

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

Environmental, Occupational Health and Safety Matters and Regulations

General

Our oil and natural gas development and production operations are subject to stringent and complex federal, state and local laws and regulations governing the discharge of materials into the environment, occupational health and safety aspects of our operations, or otherwise relating to protection of the environment and natural resources. These laws and regulations impose numerous obligations applicable to our operations, including the acquisition of certain permits before conducting regulated drilling activities; the restriction of types, quantities and concentration of materials that can be released into the environment; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands, seismically active areas and other protected areas; the application of specific health and safety criteria addressing worker protection; and the imposition of substantial liabilities for pollution resulting from our operations. Numerous governmental authorities, such as the U.S. Environmental Protection Agency (the “EPA”) and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly compliance or corrective actions. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations; the suspension or revocation of necessary permits, licenses and authorizations; the requirement that additional pollution controls be installed; and, in some instances, the issuance of orders limiting or prohibiting some or all of our operations. We may also experience delays in obtaining or be unable to obtain required permits, which may delay or interrupt our operations and limit our growth and revenue. In addition, the long-term trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment and thus, our costs of compliance may increase if existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to our operations.

Under certain environmental laws that impose strict as well as joint and several liability, we may be required to remediate contaminated properties currently or formerly owned or operated by us or facilities of third parties that received waste generated by our operations regardless of whether such contamination resulted from the conduct of others or from our own actions that were in compliance with all applicable laws at the time such actions were taken. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety impacts of our operations. Moreover, public interest in the protection of the environment has increased in recent years. New laws and regulations continue to be enacted, particularly at the state level, and the long-term trend of more expansive and stringent environmental legislation and regulations applied to the crude oil and natural gas industry could continue, resulting in increased costs of doing business and consequently affecting profitability. To the extent new or more stringent laws are enacted or other governmental action is taken that restricts drilling or imposes more stringent and costly operating, waste handling, disposal and cleanup requirements, our business, prospects, financial condition or results of operations could be materially adversely affected.

The following is a summary of the more significant existing environmental, occupational health and safety laws and regulations to which our business operations are subject and for which compliance may have a material adverse impact on our operations, capital expenditures, earnings or competitive position.

Offshore Operations

Our oil and gas operations associated with our Beta properties are conducted on offshore leases in federal waters, and those operations are regulated by agencies such as BOEM and BSEE, which have broad authority to regulate our oil and gas operations associated with our Beta properties.

BOEM is responsible for managing environmentally and economically responsible development of the nation’s offshore resources. Its functions include offshore leasing, resource evaluation, review and administration of oil and gas exploration and development plans, renewable energy development, and National Environmental Policy Act (“NEPA”) analysis and environmental review. Lessees must obtain BOEM approval for exploration, development and production plans prior to the commencement of offshore operations. BOEM generally requires that lessees have substantial net worth, post supplemental bonds or provide other acceptable assurances that the obligations will be met. In October 2020, BOEM and BSEE issued a proposed rule to clarify, streamline, and provide greater transparency to financial assurance requirements for the oil and gas industry, including streamlining the evaluation criteria for determining if and when additional security is required for Outer Continental Shelf (“OCS”) leases, pipeline rights-of-way and rights-of-use and easement (“RUE”) and revising the process for issuing decommissioning obligations for facilities on the OCS. Pursuant to prior Executive Order 13990, BOEM decided not to move forward with the BOEM-administered portions, and instead issued a new notice of proposed rulemaking to address the financial policy concerns. BSEE finalized the BSEE-related provisions, which became effective on May 18, 2023, to focus on clarifying decommissioning obligations of RUE grant holders and promulgate BSEE policy regarding the obligations of predecessors that must decommission their units. In April 2024, BOEM announced a final rule, which modified criteria for determining whether oil, gas, and sulfur lessees, RUE grant holders, and pipeline right-of-way grant holders are required to provide bonds or other financial assurance above what is currently required to ensure compliance with OCS obligations. The final rule also codified the use of the BSEE’s probabilistic estimates of decommissioning costs in setting the levels of demand for supplemental financial assurance, removed restrictive provisions for third-party guarantees and decommissioning accounts, and added new criteria for cancelling supplemental financial assurance.

BSEE is responsible for safety and environmental oversight of offshore oil and gas operations. Its functions include the development and enforcement of safety and environmental regulations, permitting offshore exploration, development and production, inspections, offshore regulatory programs, oil spill response and training and environmental compliance programs. BSEE regulations require offshore production facilities and pipelines located on the OCS to meet stringent engineering and construction specifications, and in August 2023 and August 2024 BSEE announced two final rules which added safety-related regulations concerning the design and operating procedures of these facilities and pipelines, including regulations to safeguard against or respond to well blowouts and other catastrophes and manage equipment used in high pressure high temperature environments. BSEE regulations also restrict the flaring or venting of natural gas, prohibit the flaring of liquid hydrocarbons and govern the plugging and abandonment of wells located offshore and the installation and removal of all fixed drilling and production facilities.

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

It is possible that our oil and natural gas operations may require us to manage naturally occurring radioactive materials (“NORM”). NORM are present in varying concentrations in sub-surface formations, including hydrocarbon reservoirs, and may become concentrated in scale, film and sludge in equipment that comes into contact with crude oil and natural gas production and processing streams. Some states have enacted regulations governing the handling, treatment, storage and disposal of NORM.

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

Water Discharges

The Federal Water Pollution Control Act (the “Clean Water Act”), the Safe Drinking Water Act (“SDWA”), the OPA and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including oil and hazardous substances, into navigable waters of the United States, as well as state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. These laws and regulations also prohibit certain activity in wetlands unless authorized by a permit issued by the U.S. Army Corps of Engineers (“Corps”). In June 2015, the EPA and the Corps issued a rule to revise the definition of “waters of the United States” (“WOTUS”) for all Clean Water Act programs, which never took effect before being replaced by the Navigable Waters Protection Rule (the “NWPR”) in April 2020. The NWPR was vacated by two separate federal district courts in late 2021. The definition of WOTUS was further impacted by the U.S. Supreme Court’s decision issued in May 2023 in Sackett v. EPA wherein the Court held that the jurisdiction of the Clean Water Act extends only to those adjacent wetlands that are indistinguishable from traditional navigable bodies of water due to a continuous surface connection and rejected the “significant nexus” test embraced in earlier jurisprudence. In September 2023, the EPA and the Corps published a direct-to-final rule redefining WOTUS to align with the decision in Sackett. The final rule eliminated the “significant nexus” test from consideration when determining federal jurisdiction and clarified that the Clean Water Act only extends to relatively permanent bodies of water and wetlands that have a continuous surface connection with such bodies of water. However, roughly half of the states and other plaintiffs are continuing to challenge the rule, and the EPA and the Corps are using the pre-2015 definition of WOTUS in these states while litigation continues. As a result, substantial uncertainty exists with respect to future implementation of the September 2023 rule and the scope of CWA jurisdiction more generally.

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

In addition, in some instances, the operation of underground injection wells for the disposal of wastewater has been alleged to cause earthquakes. For example, the EPA released a report with findings and recommendations related to public concern about induced seismic activity from disposal wells. In some jurisdictions, such issues have led to orders prohibiting continued injection or the suspension of drilling in certain wells identified as possible sources of seismic activity or resulted in stricter regulatory requirements relating to the location and operation of underground injection wells. Such issues have also led to lawsuits by private parties alleging damages relating to induced seismicity. For example, the Railroad Commission of Texas (the “Commission”) requires applicants for new disposal wells that will receive non-hazardous produced water and hydraulic fracturing flowback fluid to conduct seismic activity searches utilizing the U.S. Geological Survey, which are intended to determine the potential for earthquakes within a circular area of 100 square miles around a proposed, new disposal well. The Commission is authorized to modify, suspend or terminate a disposal well permit if scientific data indicates a disposal well is likely to contribute to seismic activity. The Commission is also considering new restrictions that could limit the volume and pressure of produced water injected into disposal wells. Additionally, we conduct oil and gas drilling and production operations in the Mississippian Lime formation in Oklahoma, a high-water play, which requires us to dispose of large volumes of saltwater generated as part of our operations. The Oklahoma Geological Survey attributed an increase in seismic activity in Oklahoma to saltwater disposal wells in the Arbuckle formation and, the Oklahoma Corporation Commission (the “OCC”), whose Oil and Gas Conservation Division regulates oil and gas operations in Oklahoma, issued regulations targeting saltwater disposal activities in certain areas of interest within the Arbuckle formation. The regulations include operational requirements (i.e., mechanical integrity testing of wells permitted for disposal of 20,000 or more barrels of water per day, daily monitoring and recording of well pressure and discharge volume), as well as orders to shut-in wells, reduce well depths, or decrease disposal volumes. Under these regulations, the OCC ordered us to limit the volume of saltwater disposed of in saltwater disposal wells in the Arbuckle formation, and it established caps for ten of our saltwater disposal wells, which caps are still in place. To ensure that we had an adequate number of wells for disposal, we secured permits for additional saltwater disposal wells outside of the Arbuckle formation. We are currently in compliance with all OCC saltwater disposal requirements and have maintained our production base without any negative material impact. However, any future orders or regulations addressing concerns about seismic activity from well injection in jurisdictions where we operate could affect or curtail our operations.

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

The BLM had previously issued a rule that would restrict hydraulic fracturing on federal and Indian lands, but the BLM rescinded that rule in December 2017, overruling the objections of several environmental groups and states that challenged rescission of the rule. In July 2023, legislation was introduced in Congress that would have given the EPA the authority to regulate hydraulic fracturing processes across the U.S. and require U.S. fracturing companies to publicly disclose the chemicals used in such process, but that legislation did not pass out of committee.

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

Certain governmental reviews have been conducted that focus on environmental aspects of hydraulic fracturing practices, which could lead to increased regulation. For example, in 2016, the EPA issued a report examining the potential for hydraulic fracturing activities to impact drinking water resources, finding that, under some circumstances, the use of water in hydraulic fracturing activities can impact drinking water resources. The EPA has also issued a report on onshore conventional and unconventional oil and gas extraction wastewater management, and conducted a study of private wastewater treatment facilities, also known as centralized waste treatment facilities, accepting oil and gas extraction wastewater. Other governmental agencies, including the U.S. Department of Energy, the U.S. Geological Survey, and the U.S. Government Accountability Office, have evaluated various other aspects of hydraulic fracturing. These studies could spur initiatives to further regulate hydraulic fracturing and could ultimately make it more difficult or costly for us to perform fracturing and increase our costs of compliance and doing business.

Additionally, a number of lawsuits and enforcement actions have been initiated across the country, alleging that hydraulic fracturing practices have induced seismic activity and adversely impacted drinking water supplies, use of surface water, and the environment generally. Several states (such as California) and municipalities have adopted, or are considering adopting, regulations that could restrict or prohibit hydraulic fracturing in certain circumstances. We believe that we follow standard industry practices and legal requirements applicable to our hydraulic fracturing activities. Nonetheless, in the event of new or more stringent federal, state or local legal restrictions are adopted in areas where we are currently conducting, or in the future plan to conduct operations, we may incur additional costs to comply with such requirements that may be significant in nature, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from the drilling of wells. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for us to perform fracturing to stimulate production from tight formations as well as make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater or otherwise have negative impacts.

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

In November 2021, the EPA issued a proposed rule intended to establish standards for methane and volatile organic compounds, or VOCs, from new and modified oil and natural gas production and natural gas processing and transmission facilities. The proposed rule sought to make the existing regulations in Subpart OOOOa more stringent and create a Subpart OOOOb to expand reduction requirements for new, modified, and reconstructed oil and gas sources, including standards focusing on certain source types that have never been regulated under the CAA (including intermittent vent pneumatic controllers, associated gas, and liquids unloading facilities). In addition, the proposed rule sought to establish “Emissions Guidelines,” creating a Subpart OOOOc that would require states to develop plans to reduce methane emissions from existing sources that must be at least as effective as presumptive standards set by EPA. In November 2022, the EPA issued a proposed rule supplementing the November 2021 proposed rule. Among other things, the November 2022 supplemental proposed rule removed an emissions monitoring exemption for small wellhead-only sites and created a new third-party monitoring program to flag large emissions events, referred to in the proposed rule as “super emitters”. The EPA announced a final rule in December 2023, which, among other things, requires the phase out of routine flaring of natural gas from new oil wells and routine leak monitoring at all well sites and compressor stations. Notably, the EPA updated the applicability date for Subparts OOOOb and OOOOc to December 6, 2022, meaning that sources constructed prior to that date will be considered existing sources with later compliance dates under state plans. The final rule gives states, along with federal tribes that wish to regulate existing sources, two years to develop and submit their plans for reducing methane from existing sources. The final emissions guidelines under Subpart OOOOc provide three years from the plan submission deadline for existing sources to comply.

Additionally, in 2016, the BLM finalized rules related to further controlling the venting and flaring of natural gas on BLM land, which was challenged by a group of states. In September 2018, the BLM published a final rule that revised the 2016 rules, which was again challenged by states and environmental groups. In April 2024, and later revised in November 2024, the BLM issued a final rule to reduce the waste of natural gas from venting, flaring, and leaks during oil and gas production activities on Federal and Indian leases. In January 2025, President Trump issued an executive order directing the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions that are unduly burdensome on the identification, development or use of domestic energy resources. Consequently, future implementation and enforcement of the final 2023 EPA rule and the final 2024 BLM rule remain uncertain at this time.

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

Climate Change Regulation

At the international level, the United States joined the international community at the United Nations Framework Convention on Climate Change 21st Conference of the Parties (“COP21”) in Paris, France in 2015, which resulted in an agreement intended to nationally determine their contributions and set GHG emission reduction goals every five years beginning in 2020. In February 2021, the prior Biden Administration announced reentry of the U.S. into the Paris Agreement along with a new “nationally determined contribution” for U.S. GHG emissions that would achieve emissions reductions of at least 50% relative to 2005 levels by 2030. Additionally, at the United Nations Framework Convention on Climate Change 28th Conference of the Parties (“COP28”), nearly 200 countries entered into an agreement that calls for actions towards achieving, at a global scale, a tripling of renewable energy capacity and doubling energy efficiency improvements by 2030. The goals of the agreement, among other things, are to accelerate efforts towards the phase-down of unabated coal power, phase out inefficient fossil fuel subsidies, and take other measures that drive the transition away from fossil fuels in energy systems. Most recently, at the 29th Conference of the Parties (“COP29”), delegates approved rules to operationalize international carbon markets under Article 6 of the Paris Agreement, including a new Paris Agreement Crediting Mechanism to trade UN-approved carbon credits. Additionally, participants at COP29 representing 159 countries met to review progress toward the goals of the Global Methane Pledge and the addition of nearly $500 million in new grant funding for methane abatement. However, in January 2025, President Trump issued an executive order directing the immediate notice to the United Nations of the United States’ withdrawal from the Paris Agreement and any similar commitment made under the UN Framework Convention on Climate Change. However, various state and local governments in the U.S. have publicly committed to furthering the goals of the Paris Agreement. It is not possible at this time to predict how legislation or regulations that may be adopted to address climate change, methane and other GHG emissions may impact our business.

In August 2022, the prior Biden Administration signed into law the Inflation Reduction Act. Among other things, the Inflation Reduction Act includes a methane emissions reduction program that amends the CAA to include a Methane Emissions and Waste Reduction Incentive Program for petroleum and natural gas systems. This program requires the EPA to impose a “waste emissions charge” on certain oil and gas sources that are already required to report under EPA’s Greenhouse Gas Reporting Program. To implement the program, in May 2024, the EPA finalized revisions to the Greenhouse Gas Reporting Program for petroleum and natural gas facilities. The emissions reported under the Greenhouse Gas Reporting Program will be the basis for any payments under the Methane Emissions Reduction Program. However, petitions for reconsideration to the EPA are pending and litigation in the D.C. Circuit has commenced. In November 2024, the EPA finalized a regulation to implement the Inflation Reduction Act’s Waste Emissions Charge, which became effective on January 1, 2025. The fee imposed under the Methane Emissions and Waste Reduction Incentive Program for 2024 is $900 per ton emitted over annual methane emissions thresholds, and increases to $1,200 in 2025, and $1,500 in 2026. For the year ended December 31, 2024, the Company recognized $0.4 million in Waste Emission Charges.

At the state level, California enacted legislation in October 2023, further amended in 2024, that will ultimately require certain companies that do business in California and exceed specified financial thresholds to publicly disclose their Scopes 1, 2, and 3 GHG emissions, with third party assurance of such data, and issue public reports on climate-related financial risk and related mitigation measures. The implementing regulations for these laws are expected in 2025 and the requirements are currently set to begin taking effect on January 1, 2026, with additional requirements phasing in through 2030. The legislation on GHG emission disclosures in California is currently subject to legal challenge in federal court. While we are still assessing the impact of these requirements, additional reporting obligations could cause us to incur increased costs.

Additionally, on March 6, 2024, the SEC adopted new rules regarding the enhancement and standardization of climate-related disclosures for investors (the “SEC Climate Rules”). The SEC Climate Rules require registrants to include certain climate-related disclosures in their registration statements and periodic reports, including, but not limited to, information about material climate-related risks; the registrant’s governance of climate-related risks and relevant risk management processes; material climate-related targets and goals; and certain financial effects resulting from severe weather events and other natural conditions in a note to their audited financial statements (subject to de minimis thresholds). Larger registrants will also be required to disclose information about material Scope 1 and 2 greenhouse gas emissions, which will be subject to a phased-in assurance requirement. However, the SEC voluntarily stayed the SEC Climate Rules in April 2024 pending judicial review of petitions challenging the rules. We are currently evaluating the impact of the SEC Climate Rules and there remains uncertainty as to whether these rules will withstand pending and future legal challenges.

While we are subject to certain federal GHG monitoring and reporting requirements, our operations are not currently adversely impacted by existing federal, state and local climate change initiatives. The adoption and implementation of any new regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas we produce. For example, any GHG regulation could increase our costs of compliance by requiring enhanced disclosure obligations, potentially delaying the receipt of permits and other regulatory approvals; requiring us to monitor emissions, install additional equipment or modify facilities to reduce GHG and other emissions; purchase emission credits; and utilize electric driven compression at facilities to obtain regulatory permits and approvals in a timely manner. Such climate change regulatory and legislative initiatives could have a material adverse effect on our business, financial condition and results of operations.

Moreover, any legislation or regulatory programs to reduce GHG emissions could increase the cost of consumption, and thereby reduce demand for, the oil and natural gas we produce. Consequently, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on our business, financial condition and results of operations. Incentives to conserve energy or use alternative energy sources as a means of addressing climate change could also reduce demand for the oil and natural gas we produce. However, the Supreme Court’s decision in Loper Bright Enterprises v. Raimondo to overrule Chevron U.S.A. Inc. v. Natural Resources Defense Council, Inc. ends the concept of general deference to regulatory agency interpretations of laws introduces new complexity for federal agencies and administration of climate change policy and regulatory programs, and in January 2025, President Trump issued an executive order directing the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions that are unduly burdensome on the identification, development, or use of domestic energy resources. Consequently, future implementation and enforcement of federal climate change rules remain uncertain at this time.

National Environmental Policy Act

Oil and natural gas exploration and production activities on federal lands are subject to NEPA. NEPA requires federal agencies, including the U.S. Departments of the Interior and Agriculture, to evaluate major federal actions having the potential to significantly impact the human environment. In the course of such evaluations, an agency evaluates the potential direct, indirect and cumulative impacts of a proposed project. If the proposed impacts are considered significant, the agency will prepare a detailed environmental impact statement that is made available for public review and comment. In July 2020, the White House’s Council on Environmental Quality (“CEQ”) published a final rule to amend the NEPA implementing regulations intended to streamline the environmental review process, including shortening the time for review as well as eliminating the requirement to evaluate cumulative impacts. The final rule required federal agencies to develop procedures consistent with the new rule within one year of the rule’s effective date (which was extended to two years in June 2021). In October 2021, the CEQ issued a notice of proposed rulemaking to amend the NEPA regulatory changes adopted in 2020 in two phases. Phase I of the CEQ’s proposed rulemaking process was finalized in April 2022, and generally restored provisions that were in effect prior to 2020. In May 2024, the CEQ finalized the Phase II rule that accelerates NEPA reviews while maintaining consideration of relevant environmental, environmental justice and climate change objectives. Further, the Infrastructure and Investment Jobs Act signed into law in November 2021 codified some of the July 2020 amendments in statutory text. These amendments must be implemented into each agency’s implementing regulations, and each of those individual rulemakings could be subject to legal challenge. Additionally, in June 2023, the Fiscal Responsibility Act of 2023 was signed into law, which includes important changes to NEPA to streamline the environmental review process. However, in January 2025, President Trump issued an executive order requiring CEQ to provide guidance on implementing NEPA and to propose rescinding CEQ’s NEPA regulations. The executive order also instructs federal agencies to adhere to only the relevant legislated requirements for environmental reviews and to prioritize efficiency and certainty over any other objectives in such reviews. In February 2025, CEQ sent an interim final rule to the White House Office of Management and Budget that would immediately withdraw the NEPA implementing regulations. The potential impact of further changes to the NEPA regulations and statutory text therefore remains uncertain and could have an effect on our operations.

Endangered Species Act and Migratory Bird Treaty Act

The federal ESA was established to protect endangered and threatened species and their habitat. If a species is listed as threatened or endangered pursuant to the ESA, restrictions may be imposed on activities adversely affecting that species or its habitat. The U.S. Fish and Wildlife Service (“FWS”) must also designate the species’ critical habitat and suitable habitat as part of the effort to ensure survival of the species. A critical habitat or suitable habitat designation could result in further material restrictions to land use and may materially delay or prohibit land access for oil and natural gas development. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (“MBTA”), which makes it illegal to, among other things, hunt, capture, kill, possess, sell, or purchase migratory birds, nests, or eggs without a permit. This prohibition covers most bird species in the U.S. In January 2021, the Department of the Interior finalized a rule limiting the application of the MBTA. However, the Department of the Interior revoked the rule in October 2021 and issued an advance notice of proposed rulemaking seeking comment on the Department’s plan to develop regulations that authorize incidental taking under certain prescribed conditions. The future of this rulemaking is uncertain. In April 2024, the U.S. FWS issued three final rules governing critical habitat designation and expanding protection options for species listed as threatened pursuant to the ESA. However, in January 2025, President Trump issued an executive order declaring a national energy emergency and directing agency heads to identify actions to facilitate the energy supply that may be subject to emergency treatment, including under the ESA. Consequently, future implementation and enforcement of these rules remain uncertain at this time. The designation of previously unidentified endangered or threatened species in areas where we operate could cause us to incur additional costs or become subject to operating delays, restrictions or bans. Numerous species have been listed or proposed for protected status in areas in which we currently, or could in the future, undertake operations. The presence of protected species in areas where we operate could impair our ability to timely complete or carry out those operations, lose leaseholds as we may not be permitted to timely commence drilling operations, cause us to incur increased costs arising from species protection measures, and consequently, adversely affect our results of operations and financial position. There is also increasing interest in nature-related matters beyond protected species, such as general biodiversity, which may similarly require us or our customers to incur costs or take other measures which may adversely impact our business or operations.

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

Sale and Transportation of Gas and Oil

The Federal Energy Regulatory Commission (“FERC”) has jurisdiction over the construction and operations of interstate gas pipeline facilities and the rates, terms and conditions of service under which companies provide interstate transportation of gas, oil and other liquids by pipeline. Although the FERC does not have jurisdiction over the production of gas, the FERC exercises regulatory authority over wholesale sales of gas in interstate commerce through the issuance of blanket marketing certificates that authorize the wholesale sale of gas at market rates and the imposition of a code of conduct on blanket marketing certificate holders that regulate certain affiliate interactions. The FERC does not regulate the sale of oil or petroleum products or the construction of oil or other liquids pipelines, but does regulate the rates and terms and conditions of service on oil and liquids pipelines. The FERC also has oversight of the performance of wholesale natural gas markets, including the authority to facilitate price transparency and to prevent market manipulation. In furtherance of this authority, the FERC imposed an annual reporting requirement on all industry participants, including otherwise non-jurisdictional entities, engaged in wholesale physical natural gas sales and purchases in excess of a minimum level. These agency actions have been intended to foster increased competition within all phases of the gas industry. To date, the FERC’s pro-competition policies have not materially affected our business or operations. It is unclear what impact, if any, future rules or increased competition within the gas industry will have on our gas sales efforts.

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

The Beta properties include the San Pedro Bay Pipeline Company, which owns and operates an offshore crude oil pipeline. This pipeline is subject to regulation by the FERC under the Interstate Commerce Act and the Energy Policy Act of 1992. Tariff rates for liquids pipelines, which include both crude oil pipelines and refined products pipelines, must be just and reasonable and not unduly discriminatory. FERC regulations require that interstate oil pipeline transportation rates and terms of service be filed with the FERC and posted publicly. The FERC has established a formulaic methodology for oil and liquids pipelines to change their rates within prescribed ceiling levels that are tied to an inflation index. The FERC reviews the formula every five years. During the last review period, FERC set the index level in December 2020. Both pipelines and pipeline customers sought rehearing of the index level, and in January 2022, FERC issued a rehearing order setting a lower index price, effective July 1, 2021, of the producer price index for finished goods minus 0.21%. Pipelines challenged this decision and on July 26, 2024, the D.C. Circuit vacated the rehearing order. Subsequently, on September 17, 2024, FERC issued an order reinstating the index price of producer price index for finished goods plus 0.78%. Then, on October 17, 2024, FERC issued a supplemental notice of proposed rulemaking proposing to reduce the index price back to the producer price index for finished goods minus 0.21%; that proposal is now pending at FERC. The San Pedro Bay Pipeline Company uses the indexing methodology to change its rates.

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

Moreover, effective April 2017, the PHMSA adopted new rules increasing the maximum administrative civil penalties for violation of the pipeline safety laws and regulations. PHMSA updates the maximum administrative civil penalties each year to account for inflation, and as of December 2024, the penalty limits are up to $272,926 per violation per day and up to $2,729,245 for a related series of violations. The PHMSA has also issued a final rule applying safety regulations to certain rural low-stress hazardous liquid pipelines that were not covered previously by some of its safety regulations. In March 2022, PHMSA announced a final rule, effective October 5, 2022, to improve pipeline safety and reduce methane emissions by requiring the installation of remotely controlled or automatic shut-off valves, or similar technologies, in new and replaced onshore natural gas and other hazardous liquid pipelines. In August 2022, PHMSA passed a final rule, effective May 24, 2023, to protect the safety and environmental protection of onshore gas transmission pipelines, which establishes new standards for identifying threats, failures and worst-case scenarios throughout from initial failure through conclusion of an incident. Additionally, on January 17, 2025, PHMSA issued a final rule to implement congressional mandates to reduce methane leaks from new and existing natural gas transmission, distribution and gathering pipelines and liquefied natural gas facilities. The final rule will be effective 180 days after the date of publication in the Federal Register.

Federal and state legislative and regulatory initiatives relating to pipeline safety that require the use of new or more stringent safety controls or result in more stringent enforcement of applicable legal requirements could subject us to increased capital costs, operational delays and costs of operation.

Anti-Market Manipulation Laws and Regulations

The FERC, with respect to the purchase or sale of natural gas or the purchase or sale of transmission or transportation services subject to FERC jurisdiction and the Federal Trade Commission (the “FTC”) with respect to petroleum and petroleum products, operating under various statutes, have each adopted anti-market manipulation regulations, which prohibit, among other things, fraud and price manipulation in the respective markets. These agencies hold substantial enforcement authority, including the ability to assess substantial civil penalties, to order repayment or disgorgement of profits and to recommend criminal penalties. Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third-party damage claims by, among others, sellers, royalty owners and taxing authorities.

Derivatives Regulation

Comprehensive financial reform legislation was signed into law by former President Obama on July 21, 2010 (the “Dodd-Frank Act”). This legislation called for the Commodities Futures Trading Commission (the “CFTC”) to regulate certain markets for derivative products, including over-the-counter derivatives. The CFTC has issued several new relevant regulations and rulemakings to implement the Dodd-Frank Act, the mandate to cause significant portions of derivatives markets to clear through clearinghouses, along with other mandated changes. While some of these rules have been finalized, some have not. As a result, the final form and timing of the implementation of the new regulatory regime affecting commodity derivatives remains uncertain.

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

Our sales of oil and natural gas are also subject to anti-manipulation and anti-disruptive practices authority under (i) the Commodity Exchange Act (the “CEA”), as amended by the Dodd-Frank Act, and regulations promulgated thereunder by the CFTC, and (ii) the Energy Independence and Security Act of 2007 (the “EISA”) and regulations promulgated thereunder by the FTC. The CEA, as amended by the Dodd-Frank Act, prohibits any person from using or employing any manipulative or deceptive device in connection with any swap, or a contract for sale of any commodity, or for future delivery on such commodity, in contravention of the CFTC’s rules and regulations. It also prohibits knowingly delivering or causing to be delivered false, misleading or inaccurate reports concerning market information or conditions that affect or tend to affect the price of any commodity. The FTC’s Petroleum Market Manipulation Rule, issued pursuant to EISA, prohibits fraudulent or deceptive conduct (including false or misleading statements of material fact) in connection with wholesale purchases or sales of crude oil or refined petroleum products. Under both the CEA and the EISA, fines for violations can be up to $1,000,000 per day per violation (subject to adjustment for inflation) and certain knowing or willful violations may also lead to a felony conviction.

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

Human Capital

Overview

On December 31, 2024, the Company had 229 employees, none of whom were represented by labor unions or covered by any collective bargaining agreement. We strive to create a high-performing culture and positive work environment that allows us to attract and retain a diverse group of talented individuals who can foster the Company’s success. To attract and retain top talent, our human resources programs are designed to reward and incentivize our employees through competitive compensation practices, our commitment to employee health and safety, training and talent development and our commitment to diversity and inclusion.

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

It is our policy to provide our employees with a safe and healthy workplace and to follow procedures aimed at safeguarding employees. We believe accident prevention and efficiency in production run hand-in-hand. Our internal Stop Work Authority empowers employees to pause operations so that an observed potential hazard can be eliminated or mitigated.

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

Training and Development

We are committed to the training and development of our employees. Employees are regularly provided training opportunities to develop skills in leadership, safety, and technical acumen, which bolsters our efforts in conducting business in a safe manner and with high ethical standards. Further, we believe that supporting our employees in achieving their career and development goals is a key element of our approach to attracting and retaining top talent. We encourage our employees to advance their knowledge and skills and to network with other professionals in order to pursue career advancement and potential future opportunities with the Company. Our employees are able to attend training seminars and off-site workshops or to join professional associations that will enable them to remain up to date on the latest changes and best practices in their respective fields.

Diversity and Inclusion

We are committed to supporting a diverse and inclusive workplace and career development opportunities to attract and retain talented employees. As of December 31, 2024, approximately 15% of our total workforce self-identified as a racial or ethnic minority and approximately 16% self-identified as female. As of the same date, approximately 32% of the employees located in our corporate headquarters self-identified as a racial or ethnic minority and approximately 48% self-identified as female. We believe that a diverse workforce provides the opportunity to obtain unique perspectives, experiences, ideas, and solutions to help our business succeed. It is our policy to prohibit discrimination and harassment of any type and afford equal employment opportunities to employees and applicants without regard to race, color, religion, sex, national origin, age, disability, genetic information, veteran status, or any other basis protected by federal, state or local law. Further, it is our policy to forbid retaliation against any individual who reports, claims, or makes a charge of discrimination or harassment, fraud, unethical conduct, or a violation of our Company policies. To sustain and promote an inclusive culture, we maintain a robust compliance program rooted in our Code of Business Conduct and Ethics and other Company policies, which provide policies and guidance on non-discrimination, anti-harassment, and equal employment opportunities. We require all employees to complete periodic training sessions on various aspects of our corporate policies through an annual acknowledgment and certification process.

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

Our revenues, operating results, profitability, liquidity, future growth and the value of our assets depend primarily on prevailing commodity prices. Historically, oil and natural gas prices have been volatile and fluctuate in response to changes in supply and demand, market uncertainty, and other factors that are beyond our control, including:

●	the regional, domestic and foreign supply of oil, natural gas and NGLs;

●	the level of commodity prices and expectations about future commodity prices;
●	the level of global oil and natural gas exploration and production;
●	localized supply and demand fundamentals, including the proximity and capacity of pipelines and other transportation facilities, and other factors that result in differentials to benchmark prices from time to time;
●	the cost of exploring for developing, producing and transporting reserves;
●	the price and quantity of foreign imports, including volatility as a result of tariffs and other trade-related disputes;
●	political and economic conditions in oil producing countries, including conflicts in or among the Middle East, Africa, South America, Russia and Israel;
●	the ability of members of the Organization of Petroleum Exporting Countries (“OPEC”) to agree to and maintain oil price and production controls;
●	speculative trading in crude oil and natural gas derivative contracts;
●	the level of consumer product demand;
●	weather conditions and other natural disasters;
●	risks associated with a pandemic, epidemic or outbreak of an infectious disease;
●	risks associated with operating drilling rigs;
●	technological advances affecting exploration and production operations and overall energy consumption;
●	domestic and foreign governmental regulations and taxes;
●	the impact of energy conservation efforts;
●	the continued threat of terrorism and the impact of military and other action, including the Russian invasion of Ukraine and ongoing conflicts in the Middle East, and the potential destabilizing effect such conflicts may pose for those regions and/or the global oil and natural gas markets;
●	the price and availability of competitors’ supplies of oil and natural gas and alternative fuels; and
●	overall domestic and global economic conditions.

These factors and the volatility of the energy markets make it extremely difficult to predict future oil, natural gas and NGL price movements with any certainty. For example, for the five years ended December 31, 2024, the NYMEX-WTI oil future price ranged from a high of $122.11 per Bbl to a low of $(37.63) per Bbl, while the NYMEX-Henry Hub natural gas future price ranged from a high of $9.68 per MMBtu to a low of $1.48 per MMBtu. For the year ended December 31, 2024, the WTI posted prices ranged from a high of $86.91 per Bbl on April 5, 2024 to a low of $65.75 per Bbl on September 10, 2024 and NYMEX-Henry Hub natural gas market price ranged from a high of $3.95 per MMBtu on December 24, 2024 to a low of $1.58 per MMBtu on February 15, 2024. Likewise, NGLs, which are made up of ethane, propane, isobutane, normal butane and natural gasoline, each of which has different uses and different pricing characteristics, have sustained depressed realized prices during this period and are generally correlated with the price of oil. A further or extended decline in commodity prices could materially and adversely affect our business, results of operations and financial condition.

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

No impairment expense was recognized for the years ended December 31, 2024 and 2023. An extended decline in commodity prices may cause us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties for impairments. We may in the future incur impairment charges that could have a material adverse effect on our results of operations in the period taken and our ability to borrow funds under our Revolving Credit Facility.

Our business could be adversely affected by a decline in general economic conditions or a weakening of the broader energy industry, and inflation may adversely affect our financial position and operating results.

A prolonged economic slowdown or recession, adverse events relating to the energy industry, volatility due to tariffs or other trade-related disputes, or regional, national, or global economic conditions and factors, particularly a slowdown in the exploration and production industry, could negatively impact our operations and therefore adversely affect our results. The risks associated with our business are more acute during periods of economic slowdown or recession because such periods may be accompanied by decreased demand for oil and natural gas and decreased prices for oil and natural gas.

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

Under our Revolving Credit Facility, we are required to (i) maintain, as of the date of determination, a maximum total debt to EBITDAX ratio of 3.00 to 1.00, (ii) maintain a current ratio of not less than 1.00 to 1.00, and (iii) hedge at least 50% − 75% of our estimated production from total proved developed producing reserves. If we were to violate any of the covenants under our Revolving Credit Facility and were unable to obtain a waiver or amendment, it would be considered a default after the expiration of any applicable grace period. If we were in default under our Revolving Credit Facility, then the lenders may exercise certain remedies including, among others, declaring all borrowings outstanding thereunder, if any, immediately due and payable. This could adversely affect our operations and our ability to satisfy our obligations as they come due, because we might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under our Revolving Credit Facility are secured by mortgages on not less than 90% of the PV-9 value of our oil and gas properties together with all or substantially all material midstream assets necessary to operate our proved, developed and producing oil and gas properties, and if we are unable to repay our indebtedness under our Revolving Credit Facility, the lenders could seek to foreclose on our assets.

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

Our Revolving Credit Facility allows us to borrow in an amount up to the borrowing base, which is primarily based on the estimated value of our oil and natural gas properties and our commodity derivative contracts as determined semi-annually by our lenders in their sole discretion. The borrowing base is subject to redetermination on at least a semi-annual basis primarily based on an engineering report with respect to our estimated natural gas, oil and NGL reserves, which takes into account the prevailing natural gas, oil and NGL prices at such time, as adjusted for the impact of our commodity derivative contracts. Accordingly, declining commodity prices may have an impact on the amount we can borrow, which could affect our cash flows and ability to execute our business plans. Any material reduction in the borrowing base would materially and adversely affect our business and financing activities, limit our flexibility and management’s discretion in operating our business, and increase the risk that we may default on our debt obligations. In addition, as hedges roll off, the borrowing base is subject to further reduction. Our Revolving Credit Facility requires us to repay any deficiency over a certain period or pledge additional oil and gas properties to eliminate such deficiency within 30 days of notice. If our outstanding borrowings exceed the borrowing base and we are unable to repay the deficiency or pledge additional oil and gas properties to eliminate such deficiency, our failure to repay any of the installments due related to the borrowing base deficiency would constitute an event of default under the Revolving Credit Facility and as such, the lenders could declare all outstanding principal and interest to be due and payable, could freeze our accounts, or foreclose against the assets securing the obligations owed under our Revolving Credit Facility.

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

The present value of future net cash flows from our proved reserves shown in this report, or standardized measure, may not be the current market value of our estimated natural gas and oil reserves. In accordance with rules established by the SEC and the FASB, we base the estimated discounted future net cash flows from our proved reserves on the trailing 12-month average oil and gas index prices, calculated as the unweighted arithmetic average for the first-day-of-the-month price for each month and costs in effect on the date of the estimate, holding the prices and costs constant throughout the life of the properties. Actual future prices and costs may differ materially from those used in the net present value estimate, and future net present value estimates using then-current prices and costs may be significantly less than the current estimate. In addition, the 10% discount factor we use when calculating discounted future net cash flows for reporting requirements, which is required by the SEC and FASB, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the natural gas and oil industry in general.

The failure to replace our proved oil and natural gas reserves could adversely affect our business, financial condition, results of operations, production and cash flows.

Producing oil and natural gas reservoirs are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Our future oil and natural gas reserves and production and therefore, our cash flows, are highly dependent on our success in efficiently developing and exploiting our current reserves. Our production decline rates may be significantly higher than currently estimated if our wells do not produce as expected. Further, our decline rate may change when we drill additional wells or make acquisitions. We may not be able to develop, find or acquire additional reserves to replace our current and future production at economically acceptable terms, which would materially and adversely affect our business, financial condition and results of operations.

If we reduce our capital spending in an effort to conserve cash, this would likely result in production being lower than anticipated, and could result in reduced revenues, cash flows from operations and income. Further, if the borrowing base under our Revolving Credit Facility decreases, or our revenues decrease, as a result of lower oil or natural gas prices or for any other reason, we may not be able to obtain the capital necessary to sustain our operations.

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

We had three customers that each accounted for 10% or more of total reported revenues for the year ended December 31, 2024. The loss of these customers or any significant customer, should we be unable to replace them, could adversely affect our revenues and have a material adverse effect on our financial condition and results of operations. Also, if any significant customer reduces the volume it purchases from us, we could experience a temporary interruption in sales of, or may receive a lower price for, our production, and our revenues and cash flows could decline. For instance, in October 2024, Phillips 66 announced its plan to cease operations at its Los Angeles area refinery in the fourth quarter of 2025. While we are actively engaging in discussions with Phillips 66 to understand the full scope of the impact on our business, this refinery has historically represented a significant portion of our sales to Phillips 66. We cannot assure you that any of our customers will continue to do business with us or that we will continue to have access to suitably liquid markets for our future production. See “Item 1. Business — Operations — Marketing and Major Customers.”

The inability of our significant customers to meet their obligations to us may adversely affect our financial results.

We are subject to credit risk due to concentration of our oil and natural gas receivables. The inability or failure of our significant customers, or any purchasers of our production, to meet their payment obligations to us or their insolvency or liquidation could have a material adverse effect on our results of operations. To the extent that purchasers of our production rely on access to the credit or equity markets to fund their operations, there could be an increased risk that those purchasers could default in their contractual obligations to us. If for any reason we were to determine that it was probable that some or all of the accounts receivable from any one or more of the purchasers of our production were uncollectible, we would recognize a charge to earnings of that period for the probable loss and could suffer a material reduction in our liquidity and cash flows.

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

Increased attention from governmental and regulatory bodies, investors, consumers, industry and other stakeholders on responding to climate change, together with fuel conservation measures, alternative fuel requirements, incentives to conserve energy or use alternative energy sources, and development of, and increased demand from consumers and industry for, lower-emission products and services (including electric vehicles and renewable residential and commercial power supplies) as well as more efficient products and services, increasing consumer demand for alternatives to oil and natural gas (including wind, solar, nuclear, and geothermal sources as well as electric vehicles), societal expectations on companies to address climate change, investor and societal expectations regarding voluntary climate-related disclosures, and technological advances in fuel economy and energy transmission, storage, consumption and generation devices (including advances in wind, solar and hydrogen power, as well as battery technology), could reduce demand for oil and natural gas. Such initiatives or related activism aimed at responding to climate change and reducing air pollution, as well as negative investor sentiment toward our industry and the impact of the changing demand for oil and natural gas services and products may have a material adverse effect on our business, financial condition, results of operations, cash flows, and ability to access capital.

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

Our operations, projects and growth opportunities require us to have strong relationships with various key stakeholders, including our shareholders, employees, suppliers, customers, local communities and others. We may face pressure from stakeholders, many of whom are focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability while at the same time remaining a successfully operating public company. If we do not successfully manage expectations across these varied stakeholder interests, it could erode stakeholder trust and thereby affect our brand and reputation. Such erosion of confidence could negatively impact our business through decreased demand and growth opportunities, delays in projects, increased legal action and regulatory oversight, adverse press coverage and other adverse public statements, difficulty hiring and retaining top talent, difficulty obtaining necessary approvals and permits from governments and regulatory agencies on a timely basis and on acceptable terms and difficulty securing investors and access to capital.

Climate change legislation or regulations pertaining to emissions of “greenhouse gases,” or GHGs, could result in increased operating costs and reduced demand for the oil and natural gas that we produce, while the physical effects of climate change could disrupt our production and cause us to incur significant costs in preparing for or responding to those effects.

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

In August 2022, then-President Biden signed into law the Inflation Reduction Act of 2022. Among other things, the Inflation Reduction Act includes a methane emissions reduction program that amends the CAA to include a Methane Emissions and Waste Reduction Incentive Program for petroleum and natural gas systems. This program requires the EPA to impose a “waste emissions charge” on certain oil and gas sources that are already required to report under EPA’s Greenhouse Gas Reporting Program. To implement the program, in May 2024, the EPA finalized revisions to the Greenhouse Gas reporting Program for petroleum and natural gas facilities. The emissions reported under the Greenhouse Gas Reporting Program will be the basis for any payments under the Methane Emissions Reduction Program. However, petitions for reconsideration to the EPA are pending and litigation in the D.C. Circuit has commenced. In November 2024, the EPA finalized a regulation to implement the Inflation Reduction Act’s Waste Emissions Charge which became effective on January 1, 2025. The fee imposed under the Methane Emissions and Waste Reduction Incentive Program for 2024 is $900 per ton emitted over annual methane emissions thresholds, and increases to $1,200 in 2025, and $1,500 in 2026. However, in January 2025, President Trump issued an executive order directing the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions that are unduly burdensome on the identification, development, or use of domestic energy resources. Consequently, future implementation and enforcement of these rules remain uncertain at this time. Additionally, many of the states have taken legal measures to reduce emissions of GHGs, including through the planned development of GHG emission inventories and/or regional GHGs cap and trade programs. For example, in October 2023, California enacted legislation that will ultimately require certain companies that (i) do business in California to publicly disclose their Scopes 1, 2 and 3 greenhouse gas emissions, with third party assurance of such data, and issue public reports on their climate-related financial risk and related mitigation measures and (ii) operate in California and make certain climate-related claims to provide enhanced disclosures around the achievement of climate-related claims, including the use of voluntary carbon credits to achieve such claims.

At the international level, in 2015, at COP21 the international community adopted the Paris Agreement, an international treaty aimed at addressing climate change whereby parties agreed to determine national contributions and set GHG emission reduction goals every five years beginning in 2020. In February 2021, the prior Biden Administration announced reentry of the U.S. into the Paris Agreement along with a new “nationally determined contribution” for the U.S. GHG emissions that would achieve emissions reductions of at least 50% relative to 2005 levels by 2030. Pursuant to its obligations as a signatory to the Paris Agreement, the United States set a target to reduce its GHG emissions by 50-52% by the year 2030 as compared with 2005 levels. At COP28, nearly 200 countries, agreed to transition away from fossil fuels while accelerating action in this decade to achieve net zero greenhouse gas emissions by 2050. Additionally, at COP28, member countries entered into an agreement that calls for actions towards achieving, at a global scale, a tripling of renewable energy capacity and doubling energy efficiency improvements by 2030. The goals of the agreement, among other things, are to accelerate efforts towards the phase-down of unabated coal power, phase out inefficient fossil fuel subsidies, and take other measures that drive the transition away from fossil fuels in energy systems. Most recently, at the COP29, delegates approved rules to operationalize international carbon markets under Article 6 of the Paris Agreement, including a new Paris Agreement Crediting Mechanism to trade UN-approved carbon credits. Additionally, participants at COP29 representing 159 countries met to review progress toward the goals of the Global Methane Pledge and the addition of nearly $500 million in new grant funding for methane abatement. However, in January 2025, President Trump issued an executive order directing the immediate notice to the United Nations of the United States’ withdrawal from the Paris Agreement and any similar commitment made under the UN Framework Convention on Climate Change. Despite this, various states and local governments in the U.S. have vowed to continue to enact regulations to achieve the goals of the Paris Agreement.

Additionally, on March 6, 2024, the SEC adopted the SEC Climate Rules. The SEC Climate Rules require registrants to include certain climate-related disclosures in their registration statements and periodic reports, including, but not limited to, information about material climate-related risks; the registrant’s governance of climate-related risks and relevant risk management processes; material climate-related targets and goals; and certain financial effects resulting from severe weather events and other natural conditions in a note to their audited financial statements (subject to de minimis thresholds). Larger registrants will also be required to disclose information about material Scope 1 and 2 greenhouse gas emissions, which will be subject to a phased-in assurance requirement. However, the SEC voluntarily stayed the SEC Climate Rules in April 2024 pending judicial review of petitions challenging the rules. We are currently evaluating the impact of the SEC Climate Rules and there remains uncertainty as to whether these rules will withstand pending and future legal challenges.

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

We entered into two escrow funding agreements with certain of our surety providers to fund interest-bearing escrow accounts to reimburse and indemnify the surety providers for any claims arising under the surety bonds related to the decommissioning of our Beta properties. If we fail to comply with our obligations under such escrow agreements, the surety providers may request additional collateral in the form of cash or letters of credit, certificates of deposit or other similar forms of liquid collateral. If we are required to provide additional collateral pursuant to any such request or otherwise, our liquidity position may be negatively impacted, and we may be required to seek alternative financing. To the extent we are unable to secure adequate financing, we may be forced to reduce our capital expenditures in the current year or future years, may be unable to execute our asset retirement obligation plan or may be unable to comply with our existing debt instruments. If we are unable or unwilling to provide additional collateral, we may have to pursue alternate bonding arrangements with other sureties. See Note 7, “Asset Retirement Obligations” and Note 18, “Commitments and Contingencies — Supplemental Bond for Decommissioning Liabilities Trust Agreement” of the Notes to Consolidated Financial Statements included under Part II, “Item 8. Financial Statements and Supplementary Data,” in this Annual Report for additional information.

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

Risks Related to the Mergers

The Mergers are subject to closing conditions and may not be completed, the Merger Agreement may be terminated in accordance with its terms, and we may be required to pay a termination fee or reimburse expenses upon termination.

The Mergers are subject to customary closing conditions that must be satisfied or waived prior to the completion of the Mergers, including the approval by our stockholders of the Stock Issuance Proposal and other customary closing conditions. Many of the closing conditions are not within our control. No assurance can be given that our stockholder approval will be obtained or that the required conditions to the Closing will be satisfied in a timely manner or at all. Any delay in completing the Mergers could cause the combined company not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the Mergers are successfully completed within the expected time frame.

Additionally, either party may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the Mergers are not completed by July 14, 2025. In addition, if the Merger Agreement is terminated under specified circumstances, we may be obligated to pay a termination fee of $8,500,000 or to reimburse the Acquired Companies for certain of their transaction expenses in an amount of up to $800,000.

Moreover, if the Mergers are not completed for any reason, including because stockholder approval of the Stock Issuance Proposal is not obtained, our ongoing businesses may be adversely affected and, without realizing any of the expected benefits of having completed the Mergers, we would be subject to a number of risks, including the following:

●	we may experience negative reactions from the financial markets, including negative impacts on our stock price;
●	we may experience negative reactions from our customers, suppliers, distributors and employees;
●	we will be required to pay our costs relating to the Mergers, such as financial advisory, legal, financing and accounting costs and associated fees and expenses, whether or not the Mergers are completed;
●	the market price of our Common Stock could decline to the extent that the current market price reflects a market assumption that the Mergers will not be completed;

●	the Merger Agreement places certain restrictions on the conduct of our business prior to completion of the Mergers and such restrictions, the waiver of which are subject to the consent of the Acquired Companies, may prevent us from taking actions during the pendency of the Mergers that would be beneficial; and
●	matters relating to the Mergers (including integration planning) will require substantial commitments of time and resources by management, which could otherwise have been devoted to day-to-day operations or to other opportunities that may have been beneficial to us as an independent company.

The consideration payable under the Merger Agreement is fixed and will not be adjusted based on our performance.

Under the Merger Agreement, the total consideration payable by us consists of 26,729,315 shares of Common Stock. The purchase price will not be adjusted for changes in the market price of our Common Stock or the economic performance of Amplify Energy or either of the Acquired Companies. If the market price of our Common Stock increases or the economic performance of the Acquired Companies relative to us improves, the consideration will not be adjusted to account for any such changes or any effective increase or decrease in the value of the Aggregate Merger Consideration issued or paid to Juniper (and/or its affiliates) under the Merger Agreement.

We will be subject to business uncertainties and contractual restrictions, including the risk of litigation, while the Mergers are pending that may cause disruption and may make it more difficult to maintain relationships with employees, suppliers or customers.

Uncertainty about the effect of the Mergers on employees, suppliers and customers may have an adverse effect on Amplify Energy and/or the Acquired Companies, which uncertainties may impair our or the Acquired Companies’ ability to attract, retain and motivate key personnel until the Mergers are completed and for a period of time thereafter, and could cause customers, suppliers and others that deal with Amplify Energy or the Acquired Companies to seek to change existing business relationships with us or the Acquired Companies.

Employee retention and recruitment may be challenging before the completion of the Mergers, as employees and prospective employees may experience uncertainty about their future roles following the Mergers. Key employees may depart or prospective key employees may fail to accept employment with us or the Acquired Companies because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company following the Mergers, any of which could have a material adverse effect on our business, financial condition and results of operations.

The pursuit of the Mergers and the preparation for the integration may place a significant burden on management and internal resources. The diversion of management’s attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on our business, financial condition and results of operations.

Until the completion of the Mergers or the termination of the Merger Agreement in accordance with its terms, we are prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to us and our stockholders.

During the period between the date of the Merger Agreement and completion of the Mergers (or earlier termination of the Merger Agreement), the Merger Agreement restricts us from taking specified actions or from pursuing what might otherwise be attractive business opportunities or making other changes to our business, in each case without the consent of the Acquired Companies. These restrictions may prevent us from taking actions during the pendency of the Mergers that would have been beneficial. Adverse effects arising from these restrictions during the pendency of the Mergers could be exacerbated by any delays in consummation of the Mergers or termination of the Merger Agreement.

The Merger Agreement limits our ability to pursue alternatives to the Mergers and may discourage a potential competing acquirer of Amplify Energy, including the payment by Amplify Energy of a termination fee.

The Merger Agreement contains provisions that, subject to limited exceptions, restrict our ability to, among other things, directly or indirectly (i) initiate, solicit, propose, seek or knowingly encourage or knowingly facilitate (including by furnishing or providing information) any inquiries, proposals, or offers regarding, or the making of a Parent Alternative Proposal (as defined in the Merger Agreement); (ii) enter into, participate in or engage in any discussions or negotiations with respect to a Parent Alternative Proposal; (iii) furnish any information or afford access to our properties, assets or employees, in each case, in connection with or in response to a Parent Alternative Proposal; (iv) enter into any letter of intent or agreement in principle, or any other agreement providing for a Parent Alternative Proposal (other than certain permitted confidentiality agreements); (v) waive or release any person from, forbear in the enforcement of, or amend any standstill agreement or any standstill provisions of any other contract; (vi) take any action to make any “moratorium,” “control share acquisition,” “fair price,” “supermajority,” “affiliate transactions” or “business combination statute or regulation” or other similar takeover laws, including Section 203 of the Delaware General Corporation Law, inapplicable to any person or a Parent Alternative Proposal or (vii) resolve, agree, or publicly propose to take any of the foregoing actions. Further, even if the Board withdraws, modifies, or qualifies its recommendation with respect to the Stock Issuance Proposal, unless the Merger Agreement has been terminated in accordance with its terms, Amplify Energy will still be required to submit the Stock Issuance Proposal to a vote at our special meeting. In addition, the Acquired Companies generally have an opportunity to offer to modify the terms of the Mergers in response to any third-party alternative transaction proposal before the Board may withdraw, modify or qualify its recommendation with respect to the Stock Issuance Proposal. In certain circumstances, upon termination of the Merger Agreement, we will be required to pay the Acquired Companies a termination fee equal to $8,500,000. In addition, unless otherwise entitled to the termination fee, we may be obligated to pay the Acquired Companies an expense reimbursement fee up to $800,000 if the Merger Agreement is terminated in certain circumstances.

These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of us from considering or proposing that acquisition, even if it were prepared to pay above market value, or might otherwise result in a potential third-party acquirer proposing to pay a lower price to Amplify Energy stockholders than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

If the Merger Agreement is terminated and we decide to seek another merger transaction, we may not be able to negotiate or consummate a transaction with another party on terms comparable to, or better than, the terms of the Merger Agreement.

Affiliates of Amplify Energy may have interests in the Mergers that are different from, or in addition to, the interests of Amplify Energy’s other stockholders.

Our officers and directors may have interests in the Mergers that are different from, or in addition to (and which may conflict with) your interests. These interests include, among other things, the expected continued employment and directorship of Martyn Willsher as chief executive officer of Amplify Energy, and the expected continued service of Christopher W. Hamm as the Chairman of the Board until such time as the Board shall vote to elect a different chairperson by a majority vote of the Board. Our Board was aware of and considered these interests, among other matters, in evaluating the Mergers, the Merger Agreement and certain other related agreements in connection with the Mergers in recommending to our stockholders that they vote in favor of the proposals presented at the Special Meeting.

Current Amplify Energy stockholders will have a reduced ownership and voting interest in Amplify Energy after the Mergers compared to their current ownership and will exercise less influence over management.

Based on the number of issued and outstanding shares of Common Stock as of January 14, 2025, it is expected that, on a fully-diluted basis, current Amplify Energy stockholders will collectively own approximately 61%, and Juniper and its affiliates will collectively own approximately 39%, of the outstanding shares of Common Stock of the combined company’s outstanding equity. As a result of the Mergers, current Amplify Energy stockholders will own a smaller percentage of the combined company than they currently own of Amplify Energy, and as a result will have less influence on the management and policies of Amplify Energy post-Mergers than they now have on the management and policies of Amplify Energy, as the case may be.

The Mergers will involve substantial costs.

We have incurred and expect to incur non-recurring costs associated with the Mergers and combining the operations of the companies, as well as transaction fees and other costs related to the Mergers. These costs and expenses include fees paid to legal, financial and accounting advisors, regulatory and public relations advisors, filing fees, printing costs and other costs and expenses. A significant portion of these transaction costs is contingent upon the Closing occurring, although some have been and will be incurred regardless of whether the Mergers are consummated.

In addition, the combined company may incur significant restructuring and integration costs in connection with the integration of Amplify Energy and the Acquired Companies and the execution of our business plan, including costs relating to formulating and implementing integration plans and eliminating duplicative costs. The costs related to restructuring will be expensed as a cost of the ongoing results of operations of either us or the combined company. There are processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the Mergers and the integration of each of the Acquired Companies’ businesses. While we have assumed a certain level of expenses would be incurred to integrate Amplify Energy and the Acquired Companies and achieve synergies and efficiencies and we continue to assess the magnitude of these costs, many of these expenses are, by their nature, difficult to estimate accurately, and there are many factors beyond our control that could affect the total amount or timing of these costs. Although we expect that the elimination of duplicative costs, as well as the realization of strategic benefits, additional income, synergies and other efficiencies should allow the combined company to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.

Securities class action and derivative lawsuits may be filed against us, or against our directors, challenging the Mergers, and an adverse ruling in any such lawsuit may prevent the Mergers from becoming effective or from becoming effective within the expected time frame.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other similar agreements. Mergers like the Mergers are frequently subject to litigation or other legal proceedings, including actions alleging that our Board breached their fiduciary duties to our stockholders by entering into the Merger Agreement. We cannot provide assurance that such litigation or other legal proceedings will not be brought. If litigation or other legal proceedings are in fact brought against us, or against our Board, we will defend against it, but might not be successful in doing so. An adverse outcome in such matters, as well as the costs and efforts of a defense even if successful, could have a material adverse effect on the business, results of operation or financial position of us or the combined company, including through the possible diversion of company resources or distraction of key personnel.

Lawsuits that may be brought against us, the Acquired Companies or our or their directors could also seek, among other things, injunctive relief or other equitable relief, including a request to enjoin us from consummating the Mergers. One of the conditions to the Closing are that no order, award or judgment by any court or other tribunal of competent jurisdiction has been entered and continues to be in effect and no law has been adopted or is effective, in either case, that prohibits or makes illegal the Closing. Consequently, if a plaintiff is successful in obtaining an order, award or judgment prohibiting completion of the Mergers, that order, award or judgment may delay or prevent the Mergers from being completed within the expected time frame or at all, which may adversely affect our business, financial position and results of operations.

We expect to refinance substantial indebtedness of the Acquired Companies in connection with the Mergers, which combined with our current debt may limit our financial flexibility and adversely affect our financial results.

In connection with the Mergers, Amplify Energy expects to refinance a substantial portion of its outstanding debt and approximately $133 million in principal amount of the Acquired Companies’ outstanding debt. There is no guarantee that Amplify Energy will be able to execute the refinancing on favorable terms or at all. If Amplify Energy is unable to refinance the debt on favorable terms, its financial condition could be adversely affected. If Amplify Energy is unable to complete a sufficient refinancing at all, it may not be able to complete the Mergers.

In addition, if Amplify Energy is able to execute the refinancing, the combined company’s level of indebtedness following the completion of the Mergers could have important consequences. For example, it could:

●	increase our vulnerability to general adverse economic and industry conditions;
●	impair our ability to obtain additional debt or equity financing in the future for working capital, capital expenditures, development of estimated proved undeveloped reserves, development and acquisition projects, acquisitions or general corporate or other purposes;
●	require us to dedicate a material portion of our cash flows to the payment of principal and interest on our indebtedness, thereby reducing the availability of our cash flows to fund working capital needs, capital expenditures, development of estimated PUDs, development and acquisition projects, acquisitions and other general corporate purposes;
●	expose us to variable interest rate risk to the extent of any borrowings under our existing and any assumed credit facilities;
●	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
●	place us at a disadvantage compared to our competitors that have less indebtedness; and
●	limit our ability to adjust to changing market conditions.

Any of these risks could materially impact our ability to fund our operations or limit our ability to expand the combined business, which could have a material adverse effect on the combined company, its financial condition and results of operations.

Combining the businesses of Amplify Energy, NPOG and COG may be more difficult, costly or time-consuming than expected and the combined company may fail to realize the anticipated synergies and other benefits of the Mergers, which may adversely affect the combined company’s business results and negatively affect the value of our Common Stock following the consummation of the Mergers.

Amplify Energy and each of the Acquired Companies have operated and, until the completion of the Mergers will continue to operate, independently. The success of the Mergers will depend on, among other things, the ability of Amplify Energy and the Acquired Companies to combine their businesses in a manner that facilitates growth opportunities and realizes expected cost savings. We have entered into the Merger Agreement because we believe that the mergers contemplated by the Merger Agreement are fair to and in the best interests of our stockholders and that combining the businesses of Amplify Energy and the Acquired Companies will produce benefits as well as cost savings and other cost and capital expenditure synergies.

Following the Closing, Amplify Energy and the Acquired Companies must successfully combine their respective businesses in a manner that permits these benefits to be realized. For example, the following issues, among others, must be addressed in integrating the operations of the companies in order to realize the anticipated benefits of the Mergers:

●	combining the companies’ operations and corporate functions;
●	combining the businesses of Amplify Energy and the Acquired Companies and meeting the capital requirements of the combined company, in a manner that permits the combined company to achieve any cost savings or other synergies anticipated to result from the Mergers, the failure of which would result in the anticipated benefits of the Mergers not being realized in the time frame currently anticipated or at all;
●	integrating personnel from the companies;
●	integrating and unifying our reserves and the development of our new PUDs;
●	identifying and eliminating underperforming or uncertain wells;
●	harmonizing the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;
●	maintaining existing agreements with customers, suppliers, distributors and vendors, avoiding delays in entering into new agreements with prospective customers, suppliers, distributors and vendors, and leveraging relationships with such third parties for the benefit of the combined company;
●	addressing possible differences in business backgrounds, corporate cultures and management philosophies;
●	consolidating the companies’ administrative and information technology infrastructure;
●	coordinating distribution and marketing efforts; and
●	effecting actions that may be required in connection with obtaining regulatory or other governmental approvals.

It is possible that the integration process could result in the loss of key employees of Amplify Energy or the Acquired Companies, the loss of customers, the disruption of either Amplify Energy’s or the Acquired Companies’ ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. In addition, the actual integration may result in additional and unforeseen expenses. If the combined company is not able to adequately address integration challenges, we may be unable to successfully integrate operations and the anticipated benefits of the integration plan may not be realized.

In addition, the combined company must achieve the anticipated growth and cost savings without adversely affecting current revenues and investments in future growth. If the combined company is not able to successfully achieve these objectives, the anticipated synergies and other benefits of the Mergers may not be realized fully, or at all, or may take longer to realize than expected. Additionally, we may inherit from the Acquired Companies legal, regulatory, and other risks that occurred prior to the Mergers, whether known or unknown to us, which may be material to the combined company. Actual growth, cost and capital expenditure synergies and other cost savings, if achieved, may be lower than what we expect and may take longer to achieve than anticipated. Moreover, at times the attention of the combined company’s management and resources may be focused on the integration of the businesses of the company and diverted from day-to-day business operations or other opportunities that may have been beneficial to such company, which may disrupt the combined company’s ongoing businesses.

An inability to realize the full extent of the anticipated benefits of the Mergers, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, level of expenses and operating results of the combined company, which may adversely affect the value of our Common Stock following the consummation of the Mergers. Moreover, if the combined company is unable to realize the full strategic and financial benefits currently anticipated from the Mergers, Amplify Energy stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the Mergers.

The combined company may not be able to retain customers, suppliers or distributors, or customers, suppliers or distributors may seek to modify contractual relationships with the combined company, which could have an adverse effect on the combined company’s business and operations. Third parties may terminate or alter existing contracts or relationships with the combined company.

As a result of the Mergers, the combined company may experience impacts on relationships with customers, suppliers and distributors that may harm the combined company’s business and results of operations. Certain customers, suppliers or distributors may seek to terminate or modify contractual obligations following the Mergers whether or not contractual rights are triggered as a result of the Mergers. There can be no guarantee that customers, suppliers and distributors will remain with or continue to have a relationship with the combined company or do so on the same or similar contractual terms following the Mergers. If any customers, suppliers or distributors seek to terminate or modify contractual obligations or discontinue the relationship with the combined company, then the combined company’s business and results of operations may be harmed. If the combined company’s suppliers were to seek to terminate or modify an arrangement with the combined company, then the combined company may be unable to procure necessary supplies from other suppliers in a timely and efficient manner and on acceptable terms, or at all.

We and each of the Acquired Companies also have contracts with third parties which may require consent from these parties in connection with the Mergers, or which may otherwise contain limitations applicable to such contracts following the Mergers. If these consents cannot be obtained, the combined company may suffer a loss of potential future revenue, incur costs and lose rights that may be material to the combined company’s business. In addition, third parties with whom we or either of the Acquired Companies currently have relationships may terminate or otherwise reduce the scope of their relationship in anticipation of the Mergers. Any such disruptions could limit the combined company’s ability to achieve the anticipated benefits of the Mergers. The adverse effect of any such disruptions could also be exacerbated by a delay in the completion of the Mergers or by a termination of the Merger Agreement.

The Acquired Companies are currently not U.S. public reporting companies, and the obligations associated with integrating into a public company may require significant resources and management attention.

The Acquired Companies are, and prior to the consummation of the Mergers will remain, private companies that are not subject to reporting requirements and do not have accounting personnel specifically employed to review internal controls over financial reporting. Upon completion of the Mergers, the Acquired Companies will become subject to the rules and regulations established from time to time by the SEC and NYSE. In addition, as a public company, we are required to document and test our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, so that our management can certify as to the effectiveness of our internal control over financial reporting in connection with the annual report. The Acquired Companies are required to be included in the scope of our internal control over financial reporting in the annual report to be filed with the SEC for the fiscal year following the fiscal year in which the Mergers are consummated and thereafter, which requires us to make and document significant changes to our internal controls over financial reporting. Bringing the Acquired Companies into compliance with these rules and regulations and integrating the Acquired Companies into our current compliance and accounting system may increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. Furthermore, the need to establish the necessary corporate infrastructure to integrate the Acquired Companies may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, financial condition and results of operations. However, the measures we take may not be sufficient to satisfy our obligations as a public company. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise upon the Mergers and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations. In addition, we cannot predict or estimate the amount of additional costs we may incur to bring the Acquired Companies into compliance with these requirements. We anticipate that these costs will materially increase our general and administration expenses. In addition, bringing the Acquired Companies into compliance with these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. These additional obligations could have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

We maintain an information security program that includes physical, administrative and technical safeguards, and we maintain plans and procedures whose objective is to help us prevent, while timely and effectively responding to, cybersecurity threats or incidents, including those from third-party service providers who have access to our systems, data or are critical to our continued business operations. Through our cybersecurity risk management process, which is overseen by the Amplify Information Technology Steering Committee (the “Steering Committee”), we continuously monitor cybersecurity vulnerabilities and potential attack vectors and evaluate the potential operational and financial effects of any threat and of cybersecurity risk countermeasures made to defend against such threats. This process has been integrated into the Company’s Risk Management Program, and we have integrated Cyber Incident Response planning into our Business Continuity Program. In addition, we routinely engage third-party consultants to assist us in assessing, enhancing, implementing, and monitoring our cybersecurity risk management programs and responding to any incidents. We also carry insurance that provides protection against the potential losses arising from a cybersecurity incident. We provide monthly cybersecurity awareness and weekly phishing simulations, data protection modules, tabletop exercises, as well as more contextual and personalized modules for targeted users and roles.

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

The Nominating & Governance Committee, which is comprised entirely of independent directors, has primary responsibility for oversight of the Company’s initiatives, policies and performance regarding risk management matters, including information security, cybersecurity, business continuity and data protection and privacy. Committee members have extensive experience working for and/or serving on the boards of directors of publicly traded companies and are experienced in overseeing cybersecurity and information security risks, understanding the cybersecurity threat landscape and/or assessing emerging cybersecurity risks. The Nominating & Governance Committee generally meets at least quarterly and as frequently as circumstances dictate. Members of senior management, representing a variety of teams and functions including information technology, operations, finance and legal, routinely provide updates regarding assessments of cyber risks, the threat landscape, and the Company’s cybersecurity risk mitigation and governance strategies. The Nominating & Governance Committee and members of senior management brief the entire board, as necessary, on cybersecurity matters discussed during committee meetings.

While some of our third-party service providers have experienced cybersecurity incidents and have experienced threats to their data and systems, as of the date of this Annual Report, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect us. However, we face certain ongoing risks from cybersecurity threats, that, if realized, may, among other things, cause material disruptions to our operations, which may materially affect us, including our business strategy, results of operations, and/or financial condition. For more information about these risks, see the risk factor titled, “Our business could be negatively affected by security threats, including cybersecurity threats, destructive forms of protest and opposition by activists and other disruptions” under Item 1A of Part I of this Annual Report.

ITEM 2.PROPERTIES

Information regarding our properties is contained in “Item 1. Business — Our Areas of Operation” and “—Our Oil and Natural Gas Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Results of Operations” contained herein.

ITEM 3.LEGAL PROCEEDINGS

As part of our normal business activities, we may be named as defendants in other litigation and legal proceedings, including those arising from regulatory and environmental matters. If we determine that a negative outcome is probable and the amount of loss is reasonably estimable, we accrue the estimated amount. We are not aware of any litigation, pending or threatened, that we believe will have a material adverse effect on our financial position, results of operations or cash flows outside of what has been disclosed for the Incident. The Company accrued $1.1 million at December 31, 2024, in regard to our litigation and legal proceedings related to the Incident.

For additional information regarding legal proceedings, see Note 18, “Commitments and Contingencies — Litigation and Environmental” of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report and “Part II – Item 1A. Risk Factors — Risks Related to our Business — We may be subject to increased permitting obligations and regulatory scrutiny as a result of the Incident” which are incorporated herein by reference.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is listed on the NYSE under the trading symbol “AMPY” and has been trading since August 7, 2019.

As of February 28, 2025, we had 40,332,937 shares of our Common Stock outstanding. As of February 28, 2025, we had twenty-one record holders of our Common Stock, based on information provided by our transfer agent.

Dividends Policy

While we may decide to pay cash dividends in the future, we have not paid, nor do we currently intend to pay, any cash dividends on our Common Stock. Future dividends, if any, are subject to the terms of our Revolving Credit Facility and discretionary approval by the Board.

Securities Authorized for Issuance Under Equity Compensation Plan

See the information incorporated by reference in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” for information regarding shares of our Common Stock authorized for issuance under our stock compensation plans, which information is incorporated herein by reference.

Issuer Purchases of Equity Securities

The following sets forth information with respect to the Company’s repurchases of shares of its Common Stock during the fourth quarter of 2024.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
			Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased	Paid per Share	or Programs	Plans or Programs (1)
(In thousands)
Common Shares Repurchased (1)
October 1, 2024 - October 31, 2024	2,000	$6.66	—	n/a
November 1, 2024 - November 30, 2024	—	$—	—	n/a
December 1, 2024 - December 31, 2024	—	$—	—	n/a
(1)	Common shares are generally net-settled by shareholders to cover the required withholding tax upon vesting. The Company repurchased the remaining vesting shares on the vesting date at current market price. See Note 12, “Equity-based Awards” of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report, which is incorporated herein by reference.

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

Production and Operation Update

Total production for the Company in 2024 was composed of approximately 43% oil, 39% natural gas and 18% NGLs compared to 37% oil, 45% natural gas and 18% NGLs in 2023. The change in our oil production was primarily related to Beta restarting operations in April 2023 and the development of wells at Beta. We had a decrease of 2% in oil and natural gas sales primarily due to lower volumes. Average realized sales price per Boe was $39.61 for 2024 compared to $38.54 for 2023.

Our total estimated proved reserves decreased to 93.0 MMBoe in 2024 compared to 98.1 MMBoe in 2023. The decrease was primarily due to changes in commodity prices and 2024 production roll off, partially offset by changes in development plans specifically related to Beta.

As of December 31, 2024, we are the operator of record for properties containing 92% of our total estimated proved reserves.

Recent Developments

East Texas Haynesville Monetization

In December 2024, we sold certain rights, title and interest in assets located in East Texas to a third party. We recorded a gain of approximately $1.4 million.

In January 2025, we purchased and sold certain rights, title and interest in assets in East Texas from a third party, whereby we received net proceeds of $6.2 million.

Merger with Juniper Capital

On January 14, 2025, we entered into the Merger Agreement with the Merger Subs, the Acquired Companies, and, solely for the limited purposes set forth in the Merger Agreement, Juniper and the Specified Company Entities set forth on Annex A thereto, pursuant to which, at the Effective Time, (a) NPOG will merge with and into First Merger Sub, with NPOG surviving the merger as an indirect, wholly owned subsidiary of the Company and (b) COG will merge with and into Second Merger Sub, with COG surviving the merger as an indirect, wholly owned subsidiary of the Company, in each case, subject to the terms and conditions of the Merger Agreement.

Subject to the terms and conditions of the Merger Agreement, at the Effective Time, all of the issued and outstanding limited liability company interests of each of the Acquired Companies will automatically be converted into the right to receive the Aggregate Merger Consideration. Following the Effective Time, the Company's existing stockholders and the Acquired Companies' existing equityholders are expected to own approximately 61% and 39%, respectively, of the combined company's outstanding equity.

Mr. Christopher W. Hamm will serve as Chairman of the Board, and Mr. Martyn Willsher will continue to serve as the Chief Executive Officer of the Company after the Effective Time. The Merger Agreement provides that the Board will consist of the following seven members: Martyn Willsher, Christopher W. Hamm, Deborah G. Adams, James E. Craddock, Vidisha Prasad, Edward Geiser and Josh Schmidt. Further, Josh Schmidt will be appointed as Chairman of the Compensation Committee, and Edward Geiser will be appointed as a member of the Nominating and Governance Committee.

The Merger Agreement contains customary representations, warranties and covenants of the Company and the Acquired Companies, including covenants relating to the conduct of the business of both the Company and the Acquired Companies from the date of signing the Merger Agreement through the Closing, obtaining the requisite approval of the stockholders of the Company and maintaining the listing of the Common Stock on the NYSE. Under the terms of the Merger Agreement, the Company has also agreed not to solicit from any person an acquisition proposal for the Company.

In connection with the Mergers, the Company will seek the approval of the Company’s stockholders of the Stock Issuance Proposal. The Board has agreed to recommend the approval of the Stock Issuance Proposal to our stockholders and to solicit proxies in support of the approval of the Stock Issuance Proposal at a meeting of the stockholders (the “Stockholders Meeting”) to be held for that purpose.

The Closing is subject to various customary closing conditions, including, among other things, (a) the receipt of approval of the Stock Issuance Proposal by the affirmative vote of at least a majority of the votes cast in person or represented by proxy at the Stockholders Meeting by the holders of Common Stock entitled to vote thereon (the “Amplify Stockholder Approval”), (b) the receipt of certain specified consents, and (c) the approval for listing by the NYSE for the shares of Common Stock to be issued in connection with the Mergers.

The Merger Agreement also provides each of the Company and the Acquired Companies with certain termination rights including, among other things, termination: (a) by the Acquired Companies or Amplify Energy if Amplify Energy fails to obtain the Amplify Stockholder Approval; (b) by Amplify Energy or the Acquired Companies, if Amplify Energy or either of the Acquired Companies breaches or fails to perform any of its or their respective representations, warranties or covenants in the Merger Agreement and such breach cannot be or is not timely cured in accordance with the terms of the Merger Agreement and such breach or failure to perform would cause the applicable closing condition not to be satisfied; (c) by the Acquired Companies, in the event the Board effects a Parent Change in Recommendation (as defined in the Merger Agreement) prior to the Amplify Stockholder Approval being obtained or if Amplify Energy is in violation of the covenant to not solicit alternative business combination proposals from third parties in any material respect; or (d) by Amplify Energy, if the Acquired Companies are in violation of the covenant to not solicit alternative business combination proposals from third parties in any material respect.

In the event that a Parent Alternative Proposal (as defined in the Merger Agreement) is publicly submitted or proposed to the Board prior to, and not withdrawn at the time of the Stockholders Meeting, the Merger Agreement is terminated by the Acquired Companies in accordance with clause (b) above or by either Amplify Energy or the Acquired Companies in accordance with clause (a) above or as a result of the failure to close the Mergers on or before July 14, 2025 (the “Outside Date”), and Amplify Energy enters into a definitive agreement with respect to, or consummates, a Parent Alternative Proposal within 12 months following termination of the Merger Agreement, Amplify Energy will be required to pay the Acquired Companies a termination fee of $8,500,000 (the “Amplify Termination Fee”). Amplify Energy will also be required to pay the Acquired Companies the Amplify Termination Fee in the event the Merger Agreement is terminated by the Acquired Companies in accordance with clause (c) above. In the event that Amplify terminates the Merger Agreement in accordance with clause (d) above, the Acquired Companies will be required to (or will cause the Specified Company Entities to) pay Amplify a termination fee of $5,500,000 (the “Acquired Companies’ Termination Fee” and, together with the Amplify Termination Fee, the “Termination Fees”). If the Merger Agreement is terminated by any party in accordance with clause (a) or by the Acquired Companies in accordance with clause (b) above and the Amplify Termination Fee is not otherwise payable in accordance with the terms and conditions of the Merger Agreement, then Amplify Energy will be required to reimburse the Acquired Companies’ incurred expenses, up to a maximum aggregate amount of $800,000. If the Merger Agreement is terminated by Amplify Energy in accordance with clause (b) above and the Acquired Companies’ Termination Fee is not otherwise payable in accordance with the terms and conditions of the Merger Agreement, then the Acquired Companies will be required to (or will cause the Specified Company Entities to) reimburse Amplify Energy’s incurred expenses, up to a maximum aggregate amount of $1,250,000. In addition to the foregoing termination rights, the Merger Agreement may be terminated by either Amplify Energy or the Acquired Companies if the Mergers have not been consummated on or prior to the Outside Date or if a governmental entity issues a final, non-appealable order or decree permanently restraining, enjoining or prohibiting the Mergers. The parties may also mutually agree to terminate the Merger Agreement.

If the Board effects a Parent Change in Recommendation prior to the Stockholders Meeting, Amplify Energy will, unless the Acquired Companies terminate the Merger Agreement, be required to submit the approval of the Amplify Stock Issuance to a vote of Amplify Energy’s stockholders at the Stockholders Meeting notwithstanding the Parent Change in Recommendation. Neither Amplify Energy nor the Acquired Companies are able to terminate the Merger Agreement in order to accept an alternative business combination proposal.

The Merger Agreement provides that, during the period from the date of the Merger Agreement until the Effective Time, each of Amplify Energy and the Acquired Companies will be subject to certain restrictions on their ability to solicit or respond to alternative business combination proposals from third parties, to provide non-public information to third parties and to engage in discussions with third parties regarding alternative business combination proposals, subject to customary exceptions.

The Merger Agreement contains customary representations, warranties and covenants for a transaction of this nature. The Merger Agreement also contains customary pre-closing covenants, including the obligations of Amplify Energy and the Acquired Companies to conduct their respective businesses in the ordinary course, consistent with past practice, and to refrain from taking certain specified actions without the consent of the other party.

No Offer or Solicitation. This section of the Annual Report relates to a proposed business combination transaction between the Company and the Acquired Companies. This communication is for informational purposes only and does not constitute an offer to sell or the solicitation of an offer to buy any securities or a solicitation of any vote or approval, in any jurisdiction, pursuant to the business combination transaction or otherwise, nor shall there be any sale, issuance, exchange or transfer of the securities referred to in this document in any jurisdiction in contravention of applicable law. No offer of securities shall be made except by means of a prospectus meeting the requirements of Section 10 of the Securities Act of 1933, as amended.

Important Additional Information Regarding the Mergers Will Be Filed With the SEC. In connection with the proposed Mergers, the Company has filed a definitive proxy statement. The definitive proxy statement will be sent to the stockholders of the Company. The Company may also file other documents with the SEC regarding the Mergers. INVESTORS AND SECURITY HOLDERS OF AMPLIFY ENERGY ARE ADVISED TO CAREFULLY READ THE DEFINITIVE PROXY STATEMENT AND ANY OTHER RELEVANT MATERIALS FILED WITH THE SEC WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT THE MERGERS, THE PARTIES TO THE MERGERS AND THE RISKS ASSOCIATED WITH THE MERGERS. Investors and security holders may obtain a free copy of the definitive proxy statement and other relevant documents filed by Amplify Energy with the SEC from the SEC’s website at www.sec.gov. Security holders and other interested parties will also be able to obtain, without charge, a copy of the definitive proxy statement and other relevant documents (when available) by (1) directing your written request to: 500 Dallas Street, Suite 1700, Houston, Texas or (2) contacting our Investor Relations department by telephone at (832) 219-9044 or (832) 219-9051. Copies of the documents filed by the Company with the SEC will be available free of charge on the Company’s website at http://www.amplifyenergy.com.

Participants in the Solicitation. Amplify Energy and certain of its respective directors, executive officers and employees may be considered participants in the solicitation of proxies in connection with the proposed transaction. Information regarding the persons who may, under the rules of the SEC, be deemed participants in the solicitation of the stockholders of Amplify Energy in connection with the transaction, including a description of their respective direct or indirect interests, by security holdings or otherwise, is included in the definitive proxy statement filed with the SEC. Additional information regarding the Company’s directors and executive officers is also included in Amplify’s Notice of Annual Meeting of Stockholders and 2024 Proxy Statement, which was filed with the SEC on April 5, 2024. These documents are available free of charge as described above.

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

Oil. The NYMEX-WTI futures price is a widely used benchmark in the pricing of domestic and imported oil in the United States. The ICE Brent futures price is a widely used global price benchmark for oil. The actual prices realized from the sale of oil can differ from the quoted NYMEX-WTI price as a result of quality and location differentials. Quality differentials result from the fact that crude oils differ from one another in their molecular makeup, which plays an important part in their refining and subsequent sale as petroleum products. Among other things, there are two characteristics that commonly drive quality differentials: (1) the oil’s API gravity and (2) the oil’s percentage of sulfur content by weight. In general, lighter oil (with higher API gravity) produces a larger number of lighter products, such as gasoline, which have higher resale value and, therefore, normally sells at a higher price than heavier oil. Oil with low sulfur content (“sweet” oil) is less expensive to refine and, as a result, normally sells at a higher price than high sulfur-content oil (“sour” oil).

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

The oil produced from our onshore properties is a combination of sweet and sour oil, which varies by location. This oil is typically sold at the NYMEX-WTI price, adjusted for quality and transportation differential, depending primarily on location and purchaser. The oil produced from our offshore properties is heavy and sour oil and was sold based on refiners’ posted prices for California Midway-Sunset for the year ended December 31, 2024. Effective January 1, 2025, offshore production will be sold based on posted prices for ICE Brent.

Price Volatility. In the past, oil and natural gas prices have been extremely volatile, and we expect this volatility to continue. The following table shows the low and high commodity future index prices for the periods indicated:

	High	Low
For the Year Ended December 31, 2024:
NYMEX-WTI oil future price range per Bbl	$86.91	$65.75
NYMEX-Henry Hub natural gas future price range per MMBtu	$3.95	$1.58
ICE Brent oil future price range per Bbl	$91.17	$69.19

Commodity Derivative Contracts. Our hedging activities are intended to support oil, natural gas and NGL prices at targeted levels and to manage our exposure to commodity price fluctuations. The covenants in our Revolving Credit Facility require us to enter into commodity derivative contracts at times and on terms desired to maintain a portfolio of commodity derivative contracts covering at least 50%−75% of our estimated production from proved developed producing reserves over a one-to-three-year period at any given point of time. We may, however, from time-to-time hedge more or less than this approximate range. Additionally, we may take advantage of opportunities to modify our commodity derivative portfolio to change the percentage of our hedged production volumes when circumstances suggest that it is prudent to do so. The current market conditions may also impact our ability to enter into future commodity derivative contracts.

Principal Components of Cost Structure

●	Lease operating expense. These are the day-to-day costs incurred to maintain production of our natural gas, NGLs and oil. Such costs include utilities, direct labor, water injection and disposal, the cost of CO2 injection, chemicals, materials and supplies, compression, repairs and workover expenses. Cost levels for these expenses can vary based on supply and demand for oilfield services and activities performed during a specific period.
●	Gathering, processing and transportation. These are costs incurred to deliver production of our natural gas, NGLs and oil to the market. Cost levels of these expenses can vary based on the volume of natural gas, NGLs and oil production.
●	Taxes other than income. These consist of production, ad valorem, NOx credits, waste emission charges and franchise taxes. Production taxes are paid on produced natural gas, NGLs and oil based on a percentage of market prices and at fixed per unit rates established by federal, state or local taxing authorities. We take advantage of credits and exemptions in the various taxing jurisdictions where we operate. Ad valorem taxes are generally tied to the valuation of the oil and natural gas properties. Franchise taxes are privilege taxes levied by states that are imposed on companies, including limited liability companies and partnerships, which gives the businesses the right to be chartered or operate within that state.
●	Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) includes the systematic expensing of the capitalized costs incurred to acquire, exploit and develop oil and natural gas properties. As a “successful efforts” company, all costs associated with acquisition and development efforts and all successful exploration efforts are capitalized, and these costs are depleted using the units of production method.
●	Impairment expense. Proved properties are impaired whenever the net carrying value of the properties exceed their estimated undiscounted future cash flows. Unproved properties are impaired based on time or geologic factors.
●	General and administrative expense. These costs include overhead, including payroll and benefits for employees, costs of maintaining headquarters, costs of managing production and development operations, compensation expenses associated with certain long-term incentive-based plans, audit and other professional fees and legal compliance expenses.
●	Interest expense, net. Historically, we have financed a portion of our working capital requirements, capital development and acquisitions with borrowings under our Revolving Credit Facility. We incur interest expense that is affected by both fluctuations in interest rates and financing decisions. These costs also include capitalized interest, the amortization and write off of deferred financing costs and the amortization of surety bonds.
●	Income tax expense. We are a corporation subject to federal and certain state income taxes. We are subject to the Texas margin tax for activities in the State of Texas.

Outlook

Based on our current plans, our capital expenditure program for the full year 2025 is expected to be approximately $70.0 million to $80.0 million. The charts below detail the allocation of capital across our asset base and by investment type based on the midpoint of our 2025 capital expenditure range.

2025 CAPEX by Investment	2025 CAPEX by Area

As has been our historical practice, we will periodically review our capital expenditures throughout the year and may adjust the budget based on commodity prices and other factors. We anticipate funding our 2025 capital program from internally generated cash flow.

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

Revenue Payables in Suspense

In the normal course of business, we undertake efforts to research and resolve the disputes, legal reasons or uncertainties causing revenues of owners of mineral interests in our leases to go into suspense. As resolutions occur, obligations related to revenue payables in suspense are released. For the year ended December 31, 2024, we released $8.4 million of net revenues in suspense as a result of these efforts. The following table presents the impact of releases of revenue payables in suspense to our statements of operations for the year ended December 31, 2024:

For the Year Ended
December 31,
2024
(In thousands)
Oil and natural gas sales	$4,023
Other revenues	4,829
Severance tax and other deducts	(433)
Total net revenue	$8,419

Production volumes:
Oil (MBbls)	33
NGLs (MBbls)	31
Natural gas (MMcf)	441
Total (MBoe)	138
Total (MBoe/d)	0.38

Results of Operations

The results of operations for the years ended December 31, 2024 and 2023 have been derived from our Consolidated Financial Statements. The comparability of the results of operations among the periods presented below is impacted by the suspension of operations at our Beta properties for the first half of 2023.

The table below summarizes certain of the results of operations and period-to-period comparisons for the periods indicated.

	For the Year Ended
	December 31,
	2024	2023

	($ In thousands)
Oil and natural gas sales	$282,992	$288,271
Other revenues	11,689	19,325
Lease operating expense	142,950	138,361
Gathering, processing and transportation	18,427	20,808
Taxes other than income	20,895	22,574
Depreciation, depletion and amortization	32,586	28,004
General and administrative expense	35,895	32,984
Loss (gain) on commodity derivative instruments	2,047	(40,343)
Pipeline incident loss	3,859	19,981
Interest expense, net	14,599	17,719
Litigation settlement	—	84,875
Income tax (expense) benefit - current	(232)	(4,817)
Income tax (expense) benefit - deferred	(2,196)	253,796
Net income (loss)	12,946	392,750

Oil and natural gas revenues:
Oil sales	$220,380	$205,663
NGL sales	26,789	29,432
Natural gas sales	35,823	53,176
Total oil and natural gas revenues	$282,992	$288,271

Production volumes:
Oil (MBbls)	3,060	2,773
NGLs (MBbls)	1,278	1,323
Natural gas (MMcf)	16,836	20,297
Total (MBoe)	7,144	7,479
Average net production (MBoe/d)	19.5	20.5

Average realized sales price (excluding commodity derivatives):
Oil (per Bbl)	$72.01	$74.17
NGL (per Bbl)	20.96	22.24
Natural gas (per Mcf)	2.13	2.62
Total (per Boe)	$39.61	$38.54

Average unit costs per Boe:
Lease operating expense	$20.01	$18.50
Gathering, processing and transportation	2.58	2.78
Taxes other than income	2.92	3.02
General and administrative expense	5.02	4.41
Depletion, depreciation and amortization	4.56	3.74

For the year ended December 31, 2024 compared to the year ended December 31, 2023

Net income of $12.9 million and $392.8 million was recorded for the year ended December 31, 2024 and 2023, respectively.

Oil, natural gas and NGL revenues were $283.0 million and $288.3 million for the year ended December 31, 2024 and 2023, respectively. Average net production volumes were approximately 19.5 MBoe/d and 20.5 MBoe/d for the year ended December 31, 2024 and 2023, respectively. The average realized sales price was $39.61 per Boe and $38.54 per Boe for the year ended December 31, 2024 and 2023, respectively. The increase in the average realized sales price was driven by more oil sales in 2024 due to Beta being online for the full year in 2024 compared to nine months in 2023. Net sales for Beta were $84.8 million for the year ended December 31, 2024 compared to $51.1 million for the year ended December 31, 2023.

Other revenues were $11.7 million and $19.3 million for the year ended December 31, 2024 and 2023, respectively. For the year ended December 31, 2024, other revenues consisted of iodine sales of $2.4 million, service revenues of $3.1 million with respect to our wholly owned subsidiary, Magnify Energy Services (“Magnify”), and interest income of $0.9 million earned on our sinking fund escrow accounts. Additionally, for the year ended December 31, 2024, we recorded a revenue suspense release of $4.8 million. For the year ended December 31, 2023, other revenues were primarily related to our receipt of LOPI insurance proceeds of $17.9 million, Magnify service revenue of $0.6 million and iodine sales of $0.2 million.

Lease operating expense was $143.0 million and $138.4 million for the year ended December 31, 2024 and 2023, respectively. The change in lease operating expense was primarily driven by higher base lease operating costs due to Beta being online for a full year in 2024 compared to nine months for 2023, offset by a credit received for transportation costs. On a per Boe basis, lease operating expense was $20.01 and $18.50 for the year ended December 31, 2024 and 2023, respectively. The change in lease operating expense on a per Boe basis was mainly due to an additional three months of costs associated with Beta being online for the full year in 2024 compared to nine months in 2023.

Gathering, processing and transportation expenses were $18.4 million and $20.8 million for the year ended December 31, 2024 and 2023, respectively. On a per Boe basis, gathering, processing and transportation expenses were $2.58 and $2.78 for the year ended December 31, 2024 and 2023, respectively. The decrease in gathering, processing and transportation expense was primarily driven by the expiration of the minimum volume commitment fee in Oklahoma (June 2023) and lower volumes.

Taxes other than income were $20.9 million and $22.6 million for the year ended December 31, 2024 and 2023, respectively. On a per Boe basis, taxes other than income were $2.92 and $3.02 for the year ended December 31, 2024 and 2023, respectively. The change in taxes other than income is due to a decrease of $1.6 million in production tax and a decrease in ad valorem tax of $1.3 million, partially offset by an increase in emission charges of $1.2 million.

DD&A expense was $32.6 million and $28.0 million for the year ended December 31, 2024 and 2023, respectively. The change in DD&A expense was primarily driven by the restart of production at Beta.

General and administrative expense was $35.9 million and $33.0 million for the year ended December 31, 2024 and 2023, respectively. The change in general and administrative expense is primarily related to (i) an increase of $1.5 million in stock compensation expense; (ii) an increase of $1.5 million in legal expense related to cost incurred with acquisitions and divestiture activities; and (iii) an increase of $0.4 million in office lease expense related to the early termination of our Oklahoma office lease partially offset by (i) a decrease of $0.3 million in salaries and other payroll benefits, and (ii) a decrease of $0.2 million in professional services.

Net loss (gain) on commodity derivative instruments for the year ended December 31, 2024 was a loss of $2.0 million which consisted of a $20.5 million decrease in the fair value of open positions, partially offset by a $0.8 million of cash settlements received on terminated derivative instruments and $17.6 million in cash settlements received on expired positions. Net gains on commodity derivative instruments of $40.3 million were recognized for the year ended December 31, 2023, consisting of a $47.9 million increase in the fair value of open positions and $0.7 million of cash settlements received on terminated derivative instruments, partially offset by $8.3 million in cash settlements paid on expired positions.

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

Pipeline incident loss was $3.9 million and $20.0 million for the year ended December 31, 2024 and 2023. The $3.9 million reflects certain legal defense, loss load and regulatory costs associated with the Incident that are not expected to be recovered under an insurance policy. See Note 17 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Interest expense, net was $14.6 million and $17.7 million for the year ended December 31, 2024 and 2023, respectively. The change resulted from lower outstanding borrowings and amortization and write-off of deferred issuance costs.

Average outstanding borrowings under our Revolving Credit Facility were $120.9 million and $138.9 million for the year ended December 31, 2024 and 2023, respectively.

Litigation settlement was not recorded for the year ended December 31, 2024 and litigation settlement of $84.9 million was recorded for the year ended December 31, 2023, related to the settlement with the shipping companies and the containerships whose anchors struck the Company’s pipeline. See additional information discussed in Note 17 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Current income tax (expense) benefit was ($0.2) million and ($4.8) million for the year ended December 31, 2024 and 2023, respectively. See additional information discussed in Note 19 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Deferred income tax benefit (expense) was ($2.2) million and $253.8 million for the year ended December 31, 2024 and 2023, respectively. Starting in the first quarter of 2023, we achieved three years of cumulative book income, which allowed the release of the valuation allowance. See additional information discussed in Note 19 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

For the year ended December 31, 2023 compared to the year ended December 31, 2022

Information related to the comparison of our discussion of the results of operations for the year ended December 31, 2023, compared to the year ended December 31, 2022, is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”) filed with the SEC and is incorporated by reference into this Annual Report.

Non-GAAP Financial Measures

We include in this report the non-GAAP financial measures for Adjusted Net Income (Loss) and Adjusted EBITDA and provide our reconciliation of net income (loss) to Adjusted Net Income (Loss) and a reconciliation of net cash flow from operating activities to Adjusted EBITDA, our most directly comparable financial measure calculated and presented in accordance with GAAP.

We define Adjusted Net Income (Loss) as net income (loss) adjusted for unrealized loss (gain) on commodity derivative instruments, acquisition & divestiture related expenses, unusual and infrequent items, and the income tax expense or benefit of these adjustments using our federal statutory tax rate. Adjusted Net Income (Loss) excludes the impact of unusual and infrequent items affecting earnings that can vary widely and unpredictably, including unrealized derivative gains and losses. This measure is not meant to disassociate these items from management's performance but rather is intended to provide helpful information to investors interested in comparing our performance between periods. Adjusted Net Income (Loss) is not considered to be an alternative to net income (loss) reported in accordance with GAAP.

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

Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss)

	For the Year Ended
	December 31,
	2024	2023

	(In thousands)
Adjusted net income (loss) reconciliation:
Net (loss) income	$12,946	$392,750
Unrealized loss (gains) on commodity derivative instruments	20,457	(47,958)
Acquisition and divestiture related expenses	1,633	219
Non-recurring costs:
Litigation Settlement (1)	—	(84,875)
Income tax expense (benefit) - deferred (2)	2,196	(253,796)
Gain on sale of properties	(1,367)	—
Tax effect of adjustments (3)	(56)	17,778
Adjusted net income (loss)	$35,809	$24,118

(1) In 2023, non-recurring costs included a litigation settlement with the shipping companies and the containerships whose anchors struck the Company’s pipeline.

(2) In 2023, we achieved three years of cumulative book income which resulted in the release of our valuation allowance of $284.9 million.

(3) The federal statutory rates were utilized for all periods presented.

Reconciliation of Net Income (Loss) to Adjusted EBITDA

	For the Year Ended
	December 31,
	2024	2023

	(In thousands)
Net income (loss)	$12,946	$392,750
Interest expense, net	14,599	17,719
Income tax expense (benefit) - current	232	4,817
Income tax expense (benefit) - deferred	2,196	(253,796)
DD&A	32,586	28,004
Accretion of AROs	8,438	7,951
Losses (gains) on commodity derivative instruments	2,047	(40,343)
Cash settlements (paid) received on expired commodity derivative instruments	17,617	(8,273)
Amortization of gain associated with terminated commodity derivatives	159	658
Pipeline incident loss	3,859	19,981
(Gain) loss on sale of properties	(1,367)	—
Share-based compensation expense	6,799	5,280
Acquisition and divestiture related expenses	1,633	219
Litigation settlement	—	(84,875)
Loss on settlement of AROs	470	1,003
Exploration costs	61	57
Bad debt expense	80	98
LOPI - timing difference	—	(4,636)
Other	686	1,418
Adjusted EBITDA(1)	$103,041	$88,032

(1) Adjusted EBITDA includes a revenue suspense release of $8.4 million for the year ended December 31, 2024. See “Revenue Payables in Suspense” discussion noted above for additional information.

Reconciliation of Net Cash from Operating Activities to Adjusted EBITDA

	For the Year Ended
	December 31,
	2024	2023

	(In thousands)
Net cash provided by operating activities	$51,293	$141,590
Changes in working capital	32,272	(8,517)
Interest expense, net	14,599	17,719
Pipeline incident loss	3,859	19,981
(Gain) loss on sale of property	(1,367)	—
Litigation settlement	—	(84,875)
Income tax expense (benefit) - current	232	4,817
Acquisition and divestiture related expenses	1,633	219
Plugging and abandonment cost	1,640	2,239
Amortization and write-off of deferred financing fees	(1,233)	(1,980)
Exploration costs	61	57
Cash settlements paid (received) on terminated derivatives	(793)	(658)
Amortization of gain associated with terminated commodity derivatives	159	658
LOPI - timing difference	—	(4,636)
Other	686	1,418
Adjusted EBITDA(1)	$103,041	$88,032

(1) Adjusted EBITDA includes a revenue suspense release of $8.4 million for the year ended December 31, 2024. See “Revenue Payables in Suspense” discussion noted above for additional information.

Liquidity and Capital Resources

Overview. Our ability to finance our operations, including funding capital expenditures and acquisitions, to meet our indebtedness obligations, to refinance our indebtedness or to meet our collateral requirements will depend on our ability to generate cash in the future. Our primary sources of liquidity and capital resources have historically been cash flows generated by operating activities, borrowings under our Revolving Credit Facility, and equity and debt capital markets. However, future cash flows are subject to a number of variables, including the level of our oil and natural gas production and the prices we receive for our oil and natural gas production, and significant additional capital expenditures will be required to more fully develop our properties. We cannot assure you that operations and other needed capital will be available on acceptable terms, or at all. We anticipate funding our 2025 capital program from internally generated cash flow but retain the flexibility to utilize borrowings under debt facilities available to us, and/or to access the debt and equity capital markets. As we pursue reserve and production growth, we plan to monitor which capital resources, including equity and debt financings, are available to us to meet our future financial obligations, planned capital expenditure activities and liquidity requirements.

Prior to the closing of the Mergers, based on our current oil and natural gas price expectations, we believe our cash flows provided by operating activities and availability under our Revolving Credit Facility will provide us with the financial flexibility necessary to meet our cash requirements, including normal operating needs, and to pursue our currently planned 2025 development activities. In connection with the Mergers, we expect to refinance a substantial portion of our outstanding debt and approximately $133 million in principal amount of the Acquired Companies’ outstanding debt. We believe that existing cash and cash equivalents, any positive cash flows from operations and available borrowings under our Revolving Credit Facility following such refinancings made in connection with the Mergers will be sufficient to support working capital, capital expenditures and other cash requirements for at least the next 12 months and, based on our current expectations, for the foreseeable future thereafter.

There is no guarantee that we will be able to execute a refinancing in connection with the Mergers on favorable terms or at all. If we are unable to complete a sufficient refinancing at all, we may not be able to complete the Mergers. In certain circumstances (described in further detail above in “— Recent Developments — Merger with Juniper Capital”), upon termination of the Merger Agreement, we will be required to pay the Amplify Termination Fee, which could adversely affect our financial condition. For a discussion of risks associated with our liquidity and capital resources related to the Mergers, see “Item 1A. Risk Factors — Risks Related to the Mergers — We expect to refinance substantial indebtedness of the Acquired Companies in connection with the Mergers, which combined with our current debt may limit our financial flexibility and adversely affect our financial results” and “Item 1A. Risk Factors — Risks Related to the Mergers — The Merger Agreement limits our ability to pursue alternatives to the Mergers and may discourage a potential competing acquirer of Amplify Energy, including the payment by Amplify Energy of a Termination Fee.” If the Mergers are not completed, based on our current oil and natural gas price expectations, we believe our cash flows provided by operating activities and availability under our Revolving Credit Facility will provide us with the financial flexibility necessary to meet our cash requirements, including normal operating needs, and to pursue our currently planned 2025 development activities. Further, if the Mergers are not completed, we believe that existing cash and cash equivalents, any positive cash flows from operations and available borrowings under our Revolving Credit Facility will be sufficient to support working capital, capital expenditures and other cash requirements for at least the next 12 months and, based on our current expectations, for the foreseeable future thereafter.

Capital Markets. On January 15, 2024, we entered into the Merger Agreement, pursuant to which we agreed to issue 26,729,315 shares of our Common Stock to Juniper as consideration for all of the outstanding equity of the Acquired Companies. However, such issuance remains subject to stockholder approval. For additional information, see “—Recent Developments.” In connection with the Mergers, we may also evaluate additional capital markets transactions in order to refinance all or a portion of the Acquired Companies’ outstanding indebtedness.

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

Capital Expenditures. Our total capital expenditures were approximately $70.6 million for the year ended December 31, 2024, which were primarily related to the development program at Beta, capital workovers and facilities upgrades at Beta and in Oklahoma and non-operated drilling and completion activities in East Texas and the Eagle Ford.

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

As of December 31, 2024, we had a working capital deficit (excluding commodity derivatives) of $2.7 million primarily as the result of (i) an accrued liabilities balance of $43.4 million, (ii) an accounts payable balance of $13.2 million, and (iii) a revenue payable balance of $11.5 million, less (i) an accounts receivable balance of $39.7 million and (ii) prepaid expenses and other current assets balance of $25.7 million.

Debt Agreements

Revolving Credit Facility. On July 31, 2023, OLLC, as borrower, entered into the Revolving Credit Facility. The Revolving Credit Facility is a replacement in full of the prior revolving credit facility, by and among OLLC, Amplify Acquisitionco LLC, a Delaware limited liability company, the guarantors party thereto, the lenders party thereto and KeyBank National Association, as administrative agent (as amended, the “Prior Revolving Credit Facility”). At December 31, 2024, the aggregate principal amount of loans outstanding under the Revolving Credit Facility was $127.0 million.

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

As of December 31, 2024, we had approximately $18.0 million of available borrowings under our Revolving Credit Facility.

As of December 31, 2024, we were in compliance with all the financial (current ratio and total leverage ratio) and non-financial covenants associated with our Revolving Credit Facility.

For additional information regarding our Revolving Credit Facility, see Note 9 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report for additional information.

Material Cash Requirements

Contractual commitments. We have contractual commitments under our debt agreements, including interest payments and principal payments. See Note 9 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report for additional information.

Lease Obligations. We have operating leases for office and warehouse spaces, office equipment, compressors and surface rentals related to our business obligations. As of December 31, 2024, our future commitments under these contracts were $2.1 million in 2025, $1.4 million in 2026, $1.0 million in 2027, $0.7 million in 2028 and $1.1 million thereafter. See Note 13 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report for additional information.

Sinking fund payments. We have a funding requirement to fund a trust account to comply with supplemental regulatory bonding requirements related to our decommissioning obligations for our Beta production facilities. As of December 31, 2024, our future commitments under this agreement were $9.0 million per year for years 2025 through 2033. See Note 18 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report for additional information.

Fines. We currently have a payment plan to pay our federal fines over a period of three years with one year remaining in such plan. We are scheduled to pay $1.1 million in September 2025.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for the years ended December 31, 2024 and 2023, have been derived from our Consolidated Financial Statements. For information regarding the individual components of our cash flow amounts, see the Statements of Consolidated Cash Flows included under “Item 8. Financial Statements and Supplementary Data” contained herein.

	For the Year Ended
	December 31,
	2024	2023

	(In thousands)
Net cash provided by operating activities	$51,293	$141,590
Net cash used in investing activities	(82,034)	(38,602)
Net cash used in financing activities	9,995	(82,242)

For the year ended December 31, 2024 compared to the year ended December 31, 2023

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes, operating costs and the settlement received related to the Incident. Net cash provided by operating activities was $51.3 million and $141.6 million for the year ended December 31, 2024 and 2023, respectively. Production volumes decreased to 19.5 MBoe/d in 2024 from 20.5 MBoe/d in 2023, and the average realized sales price increased to $39.61 per Boe in 2024 from $38.54 per Boe in 2023. The increase in average realized sales price was driven by more oil sales in 2024 due to Beta being online for a full year in 2024 compared to nine months in 2023. For the year ended December 31, 2023, we received $84.9 million in connection with the settlement between the Company and the vessels that struck and damaged the pipeline and their respective owners and operators.

Net cash provided by operating activities for the year ended December 31, 2024 included $17.6 million of cash received on expired derivative instruments and $0.8 million of cash received on terminated derivative instruments compared to $8.3 million of cash paid on expired derivative instruments and $0.7 million of cash received on terminated derivatives instruments for the year ended December 31, 2023. For the year ended December 31, 2024, we had a net loss on commodity derivative instruments of $2.0 million compared to net gains of $40.3 million for the year ended December 31, 2023.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2024 was $82.0 million, of which $72.2 million was used for additions to oil and natural gas properties and $1.1 million used for additions to other property and equipment. Net cash used in investing activities for the year ended December 31, 2023, was $38.6 million, of which $30.7 million was used for additions to oil and natural gas properties.

For the year ended December 31, 2024, in East Texas we sold some undeveloped acreage recognizing a gain of $1.4 million. For the year ended December 31, 2023, in East Texas, we sold a small working interest in certain acreage for $1.2 million and an override royalty interest.

Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with our offshore Beta properties. Additions to restricted investments were $10.1 million for the year ended December 31, 2024 compared to $8.6 million for the year ended December 31, 2023.

Financing Activities. We had net borrowings of $12.0 million for the year ended December 31, 2024, compared to net repayments of $75.0 million for the year ended December 31, 2023, under our Revolving Credit Facility.

For the year ended December 31, 2023, we paid $4.8 million in deferred financing costs under the Revolving Credit Facility.

For the year ended December 31, 2023 compared to the year ended December 31, 2022

Information related to the comparison of our discussion of the cash flows for the year ended December 31, 2023 compared to the year ended December 31, 2022, is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of our 2023 Form 10-K filed with the SEC and is incorporated by reference into this Annual Report.

Capital Requirements

See “— Outlook” for additional information regarding our capital spending program for 2025.

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

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of the Company, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer of the Company, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon this evaluation, the principal executive officer and principal financial officer of the Company have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

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

Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer of the Company, the Company assessed the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this assessment, the Company’s management, including its principal executive and financial officers, concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024, based on the criteria set forth under the COSO Framework.

Deloitte & Touche LLP, the independent registered public accounting firm who audited the Company’s Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” in this Annual Report, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, is contained herein under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2 to this Annual Report.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Amplify Energy Corp.

Opinion on Internal Control Over Financial Reporting

We have audited the internal control over financial reporting of Amplify Energy Corp. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated March 5, 2025, expressed an unqualified opinion on those financial statements.

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

March 5, 2025

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement relating to the 2025 Annual Meeting of Stockholders of Amplify Energy Corp. (the “Proxy Statement”) that is expected to be held in the second quarter of 2025.

The Company has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) which applies to employees, officers and directors of the Company. The Code of Ethics can be found on the Company’s website located at https://www.amplifyenergy.com/investor-relations/corporate-governance. Any stockholder may request a printed copy of the Code of Ethics by submitting a written request to the Company’s Corporate Secretary. If the Company amends the Code of Ethics or grants a waiver, including an implicit waiver, from the Code of Ethics, the Company will disclose the information on its website. The waiver information will remain on the website for at least 12 months after the initial disclosure of such waiver.

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

10.2	—

Borrowing Base Redetermination, Commitment Increase and First Amendment to Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 25, 2024).

10.3#	—	Amplify Energy Corp. Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 (File No. 333-257071) filed on June 14, 2021).

10.4#	—	Amplify Energy Corp. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 (File No. 333-279868) filed on May 31, 2024).

Exhibit Number		Description

10.5#	—	Form of 2024 TRSU Award Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K (File No.001-35512) filed on March 7, 2024).

10.6#	—	Form of 2024 PRSU Award Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K (File No.001-35512) filed on March 7, 2024).

10.7#	—	Form of 2024 TRSU Award Agreement (2024 EIP) (incorporated by reference to Exhibit 10.2 to the Company’s Quarter Report on Form 10-Q (File No.001-33512) filed on August 7, 2024).

10.8#	—	Form of 2024 PRSU Award Agreement (2024 EIP) (incorporated by reference to Exhibit 10.3 to the Company’s Quarter Report on Form 10-Q (File No.001-33512) filed on August 7, 2024).

10.9*#	—	Form of 2025 TRSU Award Agreement.

10.10*#	—	Form of 2025 PRSU Award Agreement.

10.11#	—

Employment Agreement, dated November 1, 2023, by and between Amplify Energy Corp., Amplify Energy Services LLC and Eric Dulany (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35512) filed on November 6, 2023.

10.12#	—

Employment Agreement, dated November 1, 2023, by and between Amplify Energy Corp., Amplify Energy Services LLC and James Frew (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35512) filed on November 6, 2023.

10.13#	—

Employment Agreement, dated November 1, 2023, by and between Amplify Energy Corp., Amplify Energy Services LLC and Daniel Furbee (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35512) filed on November 6, 2023.

10.14#	—

Employment Agreement, dated November 1, 2023, by and between Amplify Energy Corp., Amplify Energy Services LLC and Tony Lopez (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35512) filed on November 6, 2023.

10.15#	—

Employment Agreement, dated November 1, 2023, by and between Amplify Energy Corp., Amplify Energy Services LLC and Eric Willis (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35512) filed on November 6, 2023.

10.16#	—

Employment Agreement, dated November 1, 2023, by and between Amplify Energy Corp., Amplify Energy Services LLC and Martyn Willsher (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35512) filed on November 6, 2023.

10.17	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 8-K (File No. 001-35512) filed on August 6, 2019).

19.1*	—	Insider Trading Policy and Other Restrictions on Trading.

21.1*	—	List of Subsidiaries of Amplify Energy Corp.

23.1*	—	Consent of Cawley, Gillespie and Associates, Inc.

23.2*	—	Consent of Deloitte & Touche LLP.

31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit Number		Description

32.1*	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	—	Amplify Energy Corp. Clawback Policy (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K (File No. 001-35512) filed on March 7, 2024).

99.1*	—	Report of Cawley, Gillespie and Associates, Inc.

101.INS*	—	Inline XBRL Instance Document

101.SCH*	—	Inline XBRL Schema Document

101.CAL*	—	Inline XBRL Calculation Linkbase Document

101.DEF*	—	Inline XBRL Definition Linkbase Document

101.LAB*	—	Inline XBRL Labels Linkbase Document

101.PRE*	—	Inline XBRL Presentation Linkbase Document

104*	—	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed or furnished as an exhibit to this Annual Report on Form 10-K.
#	Management contract or compensatory plan or arrangement.
##	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

ITEM 16.Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amplify Energy Corp.
(Registrant)

Date: March 5, 2025	By:	/s/ James Frew
	Name:	James Frew
	Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Name	Title (Position with Amplify Energy Corp.)	Date

/s/ Martyn Willsher	President and Chief Executive Officer	March 5, 2025
Martyn Willsher	(Principal Executive Officer)

/s/ James Frew	Senior Vice President and Chief Financial Officer	March 5, 2025
James Frew	(Principal Financial Officer)

/s/ Eric Dulany	Vice President and Chief Accounting Officer	March 5, 2025
Eric Dulany	(Principal Accounting Officer)

/s/ Christopher W. Hamm	Chairman and Director	March 5, 2025
Christopher W. Hamm

/s/ Deborah Adams	Director	March 5, 2025
Deborah Adams

/s/ James E. Craddock	Director	March 5, 2025
James E. Craddock

/s/ Patrice Douglas	Director	March 5, 2025
Patrice Douglas

/s/ Vidisha Prasad	Director	March 5, 2025
Vidisha Prasad

/s/ Todd R. Snyder	Director	March 5, 2025
Todd R. Snyder

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMPLIFY ENERGY CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Amplify Energy Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Amplify Energy Corp. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Oil and Natural Gas Properties, Depletion – Oil and Natural Gas Reserve Quantities as used in the calculation of DD&A— Refer to Note 2 to the financial statements.

Critical Audit Matter Description

The Company’s proved oil and natural gas properties are depleted using the units-of -production method based on proved oil and natural gas reserves related to the associated field. The development of the Company’s oil and natural gas reserve quantities require management to make significant estimates and assumptions. The Company engages an independent reservoir engineer, management’s specialist, to estimate oil and natural gas quantities using generally accepted methods, calculation procedures and engineering data. Changes in assumptions or engineering data could have a significant impact on the amount of depletion expense. The depletion expense balance for the year ended December 31, 2024 was $30.6 million.

Given the significant judgments made by management, performing audit procedures to evaluate the Company’s proved oil and natural gas reserves, including management’s estimates and assumptions related to the best estimate of future production and converting proved undeveloped reserves to producing oil and natural gas properties within five years, required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s significant judgments and assumptions related to oil and natural gas reserves included the following, among others:

●	We tested the design and implementation and operating effectiveness of controls related to the Company’s estimation of proved oil and natural gas reserve quantities.
●	We evaluated the Company’s best estimate of future production by:
●	Comparing the Company’s best estimate of future production to historical production volumes.
●	Assessing the reasonableness of the production volume decline curves by comparing to historical decline curve estimates.
●	We evaluated the reasonableness of management’s estimates and assumptions related to converting proved undeveloped reserves to producing oil and natural gas properties within five years, by performing the following:
●	Comparing historical conversions of proved undeveloped reserves into proved developed reserves to management’s forecasts of conversions.
●	Comparing management’s forecasts to the Company’s drilling plan and the availability of capital relative to the drilling plan.
●	Evaluating whether the forecasted date of development for the proved undeveloped locations are within five years of their original booking date.
●	Reviewing the internal development plan approved by management and the Board of Directors.
●	We evaluated the experience, qualifications and objectivity of management’s expert, an independent reserve engineering firm.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

March 5, 2025

We have served as the Company’s auditor since 2020.

AMPLIFY ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding shares)

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$—	$20,746
Accounts receivable, net (see Note 14)	39,713	39,096
Short-term derivative instruments	6,385	17,669
Prepaid expenses and other current assets	25,679	20,672
Total current assets	71,777	98,183
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	942,981	873,478
Support equipment and facilities	150,511	149,069
Other	11,478	10,359
Accumulated depreciation, depletion and amortization	(718,752)	(686,165)
Property and equipment, net	386,218	346,741
Long-term derivative instruments	233	9,405
Restricted investments	29,993	19,935
Operating lease - long term right-of-use asset	4,540	5,756
Deferred tax asset	251,600	253,796
Other long-term assets	2,715	3,858
Total assets	$747,076	$737,674

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$13,231	$23,616
Revenues payable	11,494	21,944
Accrued liabilities (see Note 14)	43,413	50,871
Total current liabilities	68,138	96,431
Long-term debt (see Note 9)	127,000	115,000
Asset retirement obligations	129,700	122,001
Operating lease liability	3,683	5,090
Other long-term liabilities	9,643	8,116
Total liabilities	338,164	346,638
Commitments and contingencies (see Note 18)
Stockholders' equity (deficit):
Preferred stock, $0.01 par value: 50,000,000 shares authorized; no shares issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Common Stock, $0.01 par value: 250,000,000 shares authorized; 39,795,138 and 39,147,205 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	399	393
Additional paid-in capital	439,981	435,095
Accumulated deficit	(31,468)	(44,452)
Total stockholders' equity (deficit)	408,912	391,036
Total liabilities and equity	$747,076	$737,674

See Accompanying Notes to Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Year Ended
	December 31,
	2024	2023
Revenues:
Oil and natural gas sales	$282,992	$288,271
Other revenues	11,689	19,325
Total revenues	294,681	307,596

Costs and expenses:
Lease operating expense	142,950	138,361
Gathering, processing and transportation	18,427	20,808
Taxes other than income	20,895	22,574
Depreciation, depletion and amortization	32,586	28,004
General and administrative expense	35,895	32,984
Accretion of asset retirement obligations	8,438	7,951
Loss (gain) on commodity derivative instruments	2,047	(40,343)
Pipeline incident loss	3,859	19,981
(Gain) loss on sale of properties	(1,367)	—
Other, net	531	1,060
Total costs and expenses	264,261	231,380
Operating income (loss)	30,420	76,216
Other income (expense):
Interest expense, net	(14,599)	(17,719)
Litigation settlement (See Note 17)	—	84,875
Other income (expense)	(447)	399
Total other income (expense)	(15,046)	67,555
Income (loss) before income taxes	15,374	143,771
Income tax (expense) benefit - current	(232)	(4,817)
Income tax (expense) benefit - deferred	(2,196)	253,796
Net income (loss)	12,946	392,750

Allocation of net income (loss) to:
Net income (loss) available to common stockholders	12,324	375,151
Net income (loss) allocated to participating securities	622	17,599
Net income (loss) available to Amplify Energy Corp.	$12,946	$392,750

Earnings (loss) per share: (See Note 11)
Basic and diluted earnings (loss) per share	$0.31	$9.63
Weighted average common shares outstanding:
Basic and diluted	39,655	38,961

See Accompanying Notes to Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$12,946	$392,750
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	32,586	28,004
Loss (gain) on derivative instruments	2,047	(40,343)
Cash settlements (paid) received on expired derivative instruments	17,616	(8,273)
Cash settlements received (paid) on terminated derivative instruments	793	658
Deferred income tax expense (benefit)	2,196	(253,796)
Accretion of asset retirement obligations	8,438	7,951
Share-based compensation (see Note 12)	6,799	5,280
Settlement of asset retirement obligations	(1,170)	(1,236)
Amortization and write-off of deferred financing costs	1,233	1,980
Bad debt expense	80	98
Changes in operating assets and liabilities:
Accounts receivable	(697)	41,262
Prepaid expenses and other assets	(7,561)	(482)
Payables and accrued liabilities	(24,013)	(31,501)
Other	—	(762)
Net cash provided by operating activities	51,293	141,590
Cash flows from investing activities:
Additions to oil and gas properties	(72,226)	(30,667)
Additions to other property and equipment	(1,118)	(711)
Additions to restricted investments	(10,057)	(8,609)
Other	1,367	1,385
Net cash used in investing activities	(82,034)	(38,602)
Cash flows from financing activities:
Advances on Revolving Credit Facility	117,000	125,000
Payments on Revolving Credit Facility	(105,000)	(200,000)
Deferred financing costs	(136)	(4,813)
Shares withheld for taxes	(1,869)	(2,429)
Net cash used in financing activities	9,995	(82,242)
Net change in cash and cash equivalents	(20,746)	20,746
Cash and cash equivalents, beginning of period	20,746	—
Cash and cash equivalents, end of period	$—	$20,746

See Accompanying Notes to Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Stockholders' Equity
		Additional	Accumulated
	Common	Paid-in	Earnings
	Stock	Capital	(Deficit)	Total
Balance at December 31, 2022	$386	$432,251	$(437,202)	$(4,565)
Net income (loss)	—	—	392,750	392,750
Share-based compensation expense	—	5,280	—	5,280
Shares withheld for taxes	—	(2,429)	—	(2,429)
Other	7	(7)	—	—
Balance at December 31, 2023	393	435,095	(44,452)	391,036
Net income (loss)	—	—	12,946	12,946
Share-based compensation expense	—	6,761	38	6,799
Shares withheld for taxes	—	(1,869)	—	(1,869)
Other	6	(6)	—	—
Balance at December 31, 2024	$399	$439,981	$(31,468)	$408,912

See Accompanying Notes to Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

General

Amplify Energy Corp. (“Amplify Energy” or the “Company”), is a publicly traded Delaware corporation, in which our common stock, par value of $0.01 per share (“Common Stock”), is listed on the New York Stock Exchange (the “NYSE”), under the symbol “AMPY.”

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

Oil and natural gas are sold to a variety of purchasers, including intrastate and interstate pipelines or their marketing affiliates and independent marketing companies. Accounts receivable from joint operations are from a number of oil and natural gas companies, individuals and others who own interests in the properties operated by the Company. Generally, operators of crude oil and natural gas properties have the right to offset future revenues against unpaid charges related to operated wells, minimizing the credit risk associated with these receivables. An allowance for doubtful accounts is recorded after all reasonable efforts have been exhausted to collect or settle the amount owed. Any amounts outstanding longer than the contractual terms are considered past due. The Company recorded $1.7 million and $1.6 million, respectively, as an allowance for doubtful accounts at December 31, 2024 and 2023.

If the Company was to lose any one of its customers, the loss could temporarily delay the production and the sale of oil and natural gas in the related producing region. If it were to lose any single customer, the Company believes that a substitute customer to purchase the impacted production volumes could be identified.

The following individual customers each accounted for 10% or more of total reported revenues for the period indicated:

	For the Year Ended
	December 31,
	2024	2023
Major customers:
Phillips 66	33%	17%
HF Sinclair Corporation (formerly: Sinclair Oil & Gas Company)	25%	24%
Southwest Energy LP	10%	13%

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

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On the sale or retirement of a complete or partial unit of a proved property or pipeline and related facilities, the cost and related accumulated depreciation, depletion, and amortization are removed from the property accounts, and any gain or loss is recognized.

There were no material capitalized exploratory drilling costs pending evaluation at December 31, 2024 and 2023.

Oil and Natural Gas Reserves

The estimates of proved oil and natural gas reserves utilized in the preparation of the Consolidated Financial Statements are estimated in accordance with the rules established by the SEC and the Financial Accounting Standards Board (“FASB”). These rules require that reserve estimates be prepared under existing economic and operating conditions using a trailing 12-month average price with no provision for price and cost escalations in future years except by contractual arrangements. The development of the Company’s oil and natural gas reserve quantities requires management to make significant estimates and assumptions related to the intent and ability to complete undeveloped proved reserves within a five-year development period, as prescribed by SEC guidelines. Additionally, none of the Company’s PUDs are scheduled to be developed on a date more than five years from the date the reserves were initially booked as PUD as prescribed by the SEC guidelines. PUDs are converted from undeveloped to developed as applicable wells begin production. We engaged Cawley, Gillespie and Associates, Inc. (“CG&A”), our independent reserve engineers, to prepare our reserves estimates for all of the Company’s estimated proved reserves at December 31, 2024 and 2023.

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

Restricted Investments

Restricted investment accounts fund certain long-term asset retirement obligations and collateralize certain regulatory bonds associated with the Beta oil and gas properties. These investments are classified as held-to-maturity and such investments are stated at amortized cost. Interest earned on these investments is included in interest expense, net in the Consolidated Statements of Operations. These restricted investments may consist of money market deposit accounts and U.S. Government securities. See Note 8 and Note 18 for additional information.

Debt Issuance Costs

Debt issuance costs are recorded in prepaid expenses and other current assets line item on the balance sheet and amortized over the term of the associated debt using the straight-line method, which generally approximates the effective yield method. Amortization expense, including write-off of debt issuance costs, for the years ended December 31, 2024 and 2023 was approximately $1.2 million and $2.0 million, respectively, as reflected in interest expense, net in the Consolidated Statements of Operations.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairments

Oil and natural gas properties including supporting equipment and facilities are reviewed for impairment when events and circumstances indicate the carrying value of such properties may not be recoverable. This may be due to a downward revision of the reserve estimates, less than expected production, drilling results, higher operating and development costs, or lower commodity prices. The estimated undiscounted future net cash flows expected in connection with the property are compared to the carrying value of the property to determine if the carrying amount is recoverable. If the carrying value of the property exceeds its estimated undiscounted net future cash flows, the carrying amount of the property is reduced to its estimated fair value using Level 3 inputs. The factors used to determine fair value include, but are not limited to, estimates of future proved and probable reserves, commodity prices, production costs, and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties. No impairment expense related to its proved properties was recorded for the years ended December 31, 2024 and 2023.

Unproved oil and natural gas properties are reviewed for impairment based on time or geologic factors. Information such as drilling results, reservoir performance, seismic interpretation or future plans to develop acreage is also considered. When unproved property investments are deemed to be impaired, the expense is reported in impairment expense.

No impairment expense related to the Company’s unproved properties was recorded for the years ended December 31, 2024 and 2023.

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

The Company recognizes a tax (expense) benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination by taxing authorities, based on the technical merits of the position. The tax benefit recorded is equal to the largest amount that is greater than 50% likely to be realized through effective settlement with a taxing authority. As of December 31, 2024, the Company has no uncertain tax positions.

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

Lease Recognition

The FASB retained a dual model, requiring leases to be classified as either direct financing or operating leases. The classification will be based on criteria that are similar to the current lease accounting treatment. The Company is the lessee under various agreements for office space, warehouse, compressors, equipment, vehicles and surface rentals (right of use assets) that are currently accounted for as operating leases. See Note 13 for additional information regarding leases.

Loss of Production Income Insurance

The Company’s insurance coverage includes loss of production income (“LOPI”) insurance for our offshore properties. Proceeds from LOPI insurance claims are intended to partially offset the loss of revenue resulting from certain events that cause suspension of operations. When such event occurs, the Company files claims under its LOPI policy and recognizes LOPI in the period that insurers accept the claim and all uncertainty with respect to the receipt or amount of claim is resolved. The Company classifies LOPI within “Other revenues” in the Consolidated Statements of Operations.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2023, the Company recognized LOPI insurance payments of $17.9 million from our Beta properties due to the Incident (as defined below). The Company’s LOPI insurance policy in effect at the time of the pipeline incident provided eighteen months of LOPI coverage. As such, the Company did not recognize any LOPI insurance payments for the year ended December 31, 2024. See Note 17 for additional information regarding the pipeline incident.

Insurance Coverage

The Company recognizes an insurance receivable when collection of the receivable is deemed probable. Any recognition of an insurance receivable is recorded by crediting and offsetting the original charge. Any differential arising between the insurance recoveries and insurance receivables is recorded as a capitalized cost or as an expense, consistent with its original treatment. See Note 17 for additional information regarding the pipeline incident.

New Accounting Pronouncements

Improvements to Income Tax Disclosure. In December 2023, the Federal Accounting Standards Board (“FASB”) issued an accounting standard update which requires that companies disclose the nature and magnitude of factors contributing to the difference between their effective tax rate and the statutory tax rate. The update will require companies to disclose specific categories in the rate reconciliation and provide additional information about items that meet a certain quantitative threshold. The new guidance is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this guidance on the Company's financial disclosures. Adoption of the update will not impact the Company’s financial position, results of operations or liquidity.

Income Statement –Expense Disaggregation Disclosures. In November 2024, the FASB issued an accounting standard update which requires disaggregated disclosures of income statement expenses for public business entities. The guidance will require companies to disclose disaggregated information about specific natural expense categories underlying certain income statement expense line items that are considered relevant because they include one or more of the five natural expense categories, as applicable: (1) purchase of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion and amortization (“DD&A”) recognized as part of oil and gas producing activities or other depletion expenses. The new guidance is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this guidance on the Company’s financial disclosures. Adoption of the update will not impact the Company’s financial position, results of operations or liquidity.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

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

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenue

The Company has identified three material revenue streams in its business: oil, natural gas and NGLs. The following table presents the Company’s revenues disaggregated by revenue stream.

	For the Year Ended
	December 31,
	2024	2023

	(in thousands)
Revenues
Oil	$220,380	$205,663
NGLs	26,789	29,432
Natural gas	35,823	53,176
Oil and natural gas sales	$282,992	$288,271

Contract Balances

Under its sales contracts, the Company invoices customers once its performance obligations have been satisfied, at which point payment is unconditional. Accordingly, its contracts do not give rise to contract assets or liabilities. Accounts receivable attributable to the Company’s revenue contracts with customers were $28.5 million and $31.1 million at December 31, 2024 and 2023, respectively.

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

Note 4. Acquisitions and Divestitures

Acquisition and divestiture related expenses for third-party transactions are included in general and administrative expense in the accompanying statements of operations for the periods indicated below (in thousands):

For the Year Ended
December 31,
2024	2023
$1,633	$219

During the year ended December 31, 2024, the Company sold certain rights, title and interest in assets located in East Texas to a third party. The Company recorded a gain of approximately $1.4 million, as reflected in the (gain) loss on sale of properties in the Consolidated Statements of Operations.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsequent Events. On January 15, 2025, the Company announced that it entered into a definitive merger agreement with privately held Juniper Capital Advisors, L.P. (“Juniper”) to combine with certain Juniper portfolio companies that own substantial oil-weighted producing assets and significant leasehold interests in the Denver-Julesburg Basin and Powder River Basin. See Note 21 for additional information related to the Mergers (as defined below).

On January 15, 2025, the Company purchased and sold certain rights, title and interest in assets in East Texas from a third party, whereby the Company received net proceeds of $6.2 million.

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

Level 2 — Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. At December 31, 2024 and 2023, all of the derivative instruments reflected on the accompanying balance sheets were considered Level 2.

Level 3 — Measure based on prices or valuation models that require inputs that are both significant to the fair value measurement and are less observable from objective sources (i.e., supported by little or no market activity).

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying values of cash and cash equivalents (Level 1), accounts receivables, accounts payables (including accrued liabilities) and amounts outstanding under long-term debt agreements with variable rates included in the accompanying balance sheets approximated fair value at December 31, 2024 and 2023. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables. See Note 9 for the estimated fair value of our outstanding fixed-rate debt.

The fair market values of the derivative financial instruments reflected on the balance sheets as of December 31, 2024 and 2023 were based on estimated forward commodity prices (including nonperformance risk). Nonperformance risk is the risk that the obligation related to the derivative instrument will not be fulfilled. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the derivative assets and liabilities that are measured at fair value on a recurring basis at December 31, 2024 and December 31, 2023 for each of the fair value hierarchy levels:

	Fair Value Measurements at December 31, 2024
			Significant
	Quoted Prices in	Significant Other	Unobservable
	Active Market	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value

	(In thousands)
Assets:
Commodity derivatives	$—	$14,317	$—	$14,317
Interest rate derivatives	—	—	—	—
Total assets	$—	$14,317	$—	$14,317

Liabilities:
Commodity derivatives	$—	$7,699	$—	$7,699
Interest rate derivatives	—	—	—	—
Total liabilities	$—	$7,699	$—	$7,699

	Fair Value Measurements at December 31, 2023
			Significant
	Quoted Prices in	Significant Other	Unobservable
	Active Market	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value

	(In thousands)
Assets:
Commodity derivatives	$—	$39,439	$—	$39,439
Interest rate derivatives	—	—	—	—
Total assets	$—	$39,439	$—	$39,439

Liabilities:
Commodity derivatives	$—	$12,365	$—	$12,365
Interest rate derivatives	—	—	—	—
Total liabilities	$—	$12,365	$—	$12,365

See Note 6 for additional information regarding our derivative instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis, as reflected on the balance sheets. The following methods and assumptions are used to estimate the fair values:

●	The fair value of asset retirement obligations (“AROs”) is based on discounted cash flow projections using numerous estimates, assumptions, and judgments regarding such factors as the existence of a legal obligation for an ARO; amounts and timing of settlements; the credit-adjusted risk-free rate; and inflation rates. The initial fair value estimates are based on unobservable market data and are classified within Level 3 of the fair value hierarchy. See Note 7 for a summary of changes in AROs.
●	If sufficient market data is not available, the determination of the fair values of proved and unproved properties acquired in transactions accounted for as business combinations are prepared by utilizing estimates of discounted cash flow projections. The factors to determine fair value include, but are not limited to, estimates of: (i) economic reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital. The fair value of supporting equipment, such as plant assets, acquired in transactions accounted for as business combinations is commonly estimated using the depreciated replacement cost approach.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●	Proved oil and natural gas properties are reviewed for impairment when events and circumstances indicate the carrying value of such properties may not be recoverable. The Company uses an income approach based on the discounted cash flow method, whereby the present value of expected future net cash flows are discounted by applying an appropriate discount rate, for purposes of placing a fair value on the assets. The future cash flows are based on management’s estimates for the future. The unobservable inputs used to determine fair value include, but are not limited to, estimates of proved reserves, estimates of probable reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties (some of which are Level 3 inputs within the fair value hierarchy).
(i)	No impairment expense on our proved oil and natural gas properties or support equipment was recorded for the year ended December 31, 2024 and 2023.

Note 6. Risk Management and Derivative Instruments

Derivative instruments are utilized to manage exposure to commodity price fluctuations and achieve a more predictable cash flow in connection with natural gas and oil sales from production. These transactions limit exposure to declines in prices but also limit the benefits that would be realized if prices increase.

Certain inherent business risks are associated with commodity and interest derivative contracts, including market risk and credit risk. Market risk is the risk that the price of natural gas or oil will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the counterparty to a contract. It is our policy to enter into derivative contracts, only with creditworthy counterparties, which generally are financial institutions, deemed by management as competent and competitive market makers. Some of the lenders, or certain of their affiliates, under our previous and current credit agreement are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with creditworthy counterparties that are generally large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. The Company enters into International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of its counterparties. The terms of the ISDA Agreements provide the Company and each of its counterparties with rights of set-off upon the occurrence of defined acts of default by either the Company or its counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. As a result, had certain counterparties failed completely to perform according to the terms of the existing contracts, we would have the right to offset $6.6 million against amounts outstanding under our Revolving Credit Facility at December 31, 2024. See Note 9 for additional information regarding the Company’s Revolving Credit Facility.

Commodity Derivatives

A combination of commodity derivatives (e.g., floating-for-fixed swaps, put options, costless collars, and three-way collars) is used to manage exposure to commodity price volatility.

The Company enters into natural gas derivative contracts that are indexed to NYMEX Henry-Hub. The Company also enters into oil derivative contracts indexed to either NYMEX WTI or Inter-Continental Exchange (“ICE”) Brent. Its NGL derivative contracts are indexed to Oil Price Information Service Mont Belvieu.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2024, the Company had the following open commodity positions:

	2025	2026
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (MMBtu)	585,000	500,000
Weighted-average fixed price	$3.75	$3.79

Collar contracts:
Two-way collars
Average monthly volume (MMBtu)	500,000	500,000
Weighted-average floor price	$3.50	$3.55
Weighted-average ceiling price	$3.90	$4.06

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (Bbls)	118,167	47,750
Weighted-average fixed price	$71.09	$69.76

Collar contracts:
Two-way collars
Average monthly volume (Bbls)	59,500	—
Weighted-average floor price	$70.00	$—
Weighted-average ceiling price	$80.20	$—

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at December 31, 2024 and 2023. There was no cash collateral received or pledged associated with its derivative instruments since all of the counterparties, or certain of their affiliates, to its derivative contracts are lenders under the Company’s Credit Agreement (as defined below).

		Asset	Liability	Asset	Liability
		Derivatives	Derivatives	Derivatives	Derivatives
		December 31,	December 31,	December 31,	December 31,
Type	Balance Sheet Location	2024	2024	2023	2023

		(In thousands)
Commodity contracts	Short-term derivative instruments	$9,499	$3,114	$21,657	$3,988
Interest rate swaps	Short-term derivative instruments	—	—	—	—
Gross fair value		9,499	3,114	21,657	3,988
Netting arrangements		(3,114)	(3,114)	(3,988)	(3,988)
Net recorded fair value	Short-term derivative instruments	$6,385	$—	$17,669	$—

Commodity contracts	Long-term derivative instruments	$4,818	$4,585	$17,782	$8,377
Interest rate swaps	Long-term derivative instruments	—	—	—	—
Gross fair value		4,818	4,585	17,782	8,377
Netting arrangements		(4,585)	(4,585)	(8,377)	(8,377)
Net recorded fair value	Long-term derivative instruments	$233	$—	$9,405	$—

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

		For the Year Ended
	Statements of	December 31,
	Operations Location	2024	2023
Commodity derivative contracts	Loss (gain) on commodity derivatives	$2,047	$(40,343)

Note 7. Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the Company’s portion of future plugging and abandonment of wells and related facilities. The following table presents the changes in the asset retirement obligations for the years ended December 31, 2024 and 2023 (in thousands):

	For the Year Ended
	December 31,
	2024	2023
Asset retirement obligations at beginning of period	$123,494	$116,438
Liabilities added from acquisition or drilling	1	5
Liabilities settled	(1,170)	(1,236)
Accretion expense	8,438	7,951
Revision of estimates	314	336
Asset retirement obligation at end of period	131,077	123,494
Less: Current portion	1,377	1,493
Asset retirement obligations - long-term portion	$129,700	$122,001

Note 8. Restricted Investments

Various restricted investment accounts fund certain long-term contractual and asset retirement obligations and collateralize certain regulatory bonds associated with the offshore Beta oil and gas properties. The components of the restricted investment balances are as follows:

	December 31,
	2024	2023

	(In thousands)
BOEM platform abandonment (See Note 18)	$25,448	$15,509

SPBPC Collateral:
Contractual pipeline and surface facilities abandonment	4,545	4,426
Restricted investments	$29,993	$19,935

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Long-Term Debt

The Company’s consolidated debt obligations consisted of the following at the dates indicated:

	December 31,	December 31,
	2024	2023

	(In thousands)
Revolving Credit Facility (1)	$127,000	$115,000
Total long-term debt	$127,000	$115,000
(1)	The carrying amount of the Company’s Revolving Credit Facility approximates fair value because the interest rates are variable and reflective of market rates.

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

The aggregate principal amount of loans outstanding under the Revolving Credit Facility as of December 31, 2024, was $127.0 million. The borrowing base under the facility is $145.0 million with elected commitments of $145.0 million at December 31, 2024. The Revolving Credit Facility borrowing base will be redetermined on a semi-annual basis based on an engineering report with respect to the Company’s estimated oil, NGL, and natural gas reserves, which will take into account the prevailing oil, NGL and natural gas prices at such time, as adjusted for the impact of commodity derivative contracts. Unanimous approval by the lenders is required for any increase to the borrowing base.

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

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 25, 2024, OLLC entered into an amendment to the Revolving Credit Facility, which, among other things, (i) reduced the borrowing base under the Revolving Credit Facility from $150.0 million to $145.0 million, (ii) increased the aggregate elected commitments under the Revolving Credit Facility from $135.0 million to $145.0 million and (iii) amended certain interest rates applicable to loans under the Revolving Credit Facility. The next redetermination is expected in the spring of 2025.

Debt Compliance

As of December 31, 2024, the Company was in compliance with all the financial (current ratio and total leverage ratio) and non-financial covenants associated with the Company’s Revolving Credit Facility.

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid on variable-rate debt obligations for the periods presented:

	For the Year Ended
	December 31,
	2024	2023
Revolving Credit Facility	9.27%	9.35%

Letters of credit

At December 31, 2024, the Company had no letters of credit outstanding.

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with the Revolving Credit Facility was $3.3 million at December 31, 2024. The unamortized deferred financing costs are amortized over the remaining life of the Revolving Credit Facility using the straight-line method, which generally approximates the effective interest method.

Note 10. Equity (Deficit)

Equity Outstanding

The Company’s authorized capital stock includes 250,000,000 shares of common stock, $0.01 par value per share. The following table summarizes the changes in the number of outstanding common units and shares of common stock:

Common Stock
Balance, December 31, 2022	38,459,731
Issuance of common stock	—
Restricted stock units vested	967,374
Shares withheld for taxes (1)	(279,900)
Balance, December 31, 2023	39,147,205
Issuance of common stock	—
Restricted stock units vested	911,536
Shares withheld for taxes (1)	(263,603)
Balance, December 31, 2024	39,795,138
(1)	Represents the net settlement on vesting of restricted stock to satisfy the tax withholding requirements.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Earnings (Loss) per Share

The following sets forth the calculation of earnings (loss) per share, or EPS, for the periods indicated (in thousands, except per share amounts):

	For the Year Ended
	December 31,
	2024	2023
Net income (loss)	$12,946	$392,750
Less: Net income allocated to participating securities	622	17,599
Basic and diluted earnings available to common stockholders	$12,324	$375,151

Common shares:
Common shares outstanding — basic	39,655	38,961
Dilutive effect of potential common shares	—	—
Common shares outstanding — diluted	39,655	38,961

Net earnings (loss) per share:
Basic	$0.31	$9.63
Diluted	$0.31	$9.63

Note 12. Equity-based Awards

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

On May 15, 2024, the Company’s shareholders approved the Amplify Energy Corp. 2024 Equity Incentive Plan (the “2024 EIP”), which had previously been approved by the board of directors of the Company (the “Board”). No further awards will be granted under the prior Legacy Equity Incentive Plan (“EIP,” and together with the 2024 EIP, the “EIP Plans”).

The 2024 EIP Plan provides for awards that can be granted in the form of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards, stock awards and other incentive awards. To the extent that an award granted under either of the EIP Plans is canceled, expired, forfeited, settled in cash or otherwise terminated without delivery of shares of common stock, the shares of Common Stock retained by or returned to the Company will be available for future awards under the 2024 EIP. Any shares that are tendered by a participant or withheld by the Company (i) in payment of the exercise, base or purchase price relating to a stock option or stock appreciation right under either of the EIP Plans, or (ii) to satisfy any taxes or tax withholding obligations with respect to a stock option or stock appreciation right under either of the EIP Plans, as applicable, will not be available for future awards under the 2024 EIP. Any shares that are withheld by the Company or tendered by a participant to satisfy tax withholding obligations associated with any award other than stock options or stock appreciation rights granted under the 2024 EIP will become available again for future awards under the 2024 EIP. The 2024 EIP is administered by the Board. At December 31, 2024, the Company had 1,889,359 shares remaining available for issuance under the 2024 EIP.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

Restricted Stock Units with Service Vesting Condition

Restricted stock units with service vesting conditions (“TSUs”) are accounted for as equity-classified awards or liability-classified awards. The grant-date fair value is recognized as compensation cost on a straight-line basis over the requisite service period and forfeitures are accounted for as they occur. The Company considered its intent and ability to settle awards in cash or shares of stock in determining whether to classify the awards as equity or liability awards. Compensation costs for equity-classified awards are recorded as general and administrative expense. The fair value of liability-classified awards is determined on a quarterly basis beginning at the grant date until final vesting. Changes in the fair value of liability-classified awards are recorded to general administrative expense and are remeasured at fair value each reporting period.

In February 2024, the Company granted contingent cash-settlement awards in the form of TSUs (the “2024 TSUs”). In May 2024, the Company received shareholder approval of the 2024 EIP, which nullified the contingent cash settlement component for the 2024 TSUs. As of June 30, 2024, the 2024 TSUs were reclassified as equity awards. The compensation cost related to these awards is determined by the fair value of the award on the modification date. The 2024 TSUs will vest in substantially equal installments over a three-year period.

The unrecognized cost associated with TSUs was $5.5 million at December 31, 2024. The Company expects to recognize the unrecognized compensation cost for these awards over a weighted-average period of 1.8 years.

The following table summarizes information regarding the TSUs granted under the EIP for the period presented:

		Weighted-
		Average Grant-
	Number of	Date Fair Value
	Units	per Unit (1)
TSUs outstanding at December 31, 2022	1,502,556	$3.82
Granted (2)	713,689	$8.07
Forfeited	(72,095)	$6.05
Vested	(812,694)	$4.16
TSUs outstanding at December 31, 2023	1,331,456	$5.77
Granted (3)	858,314	$6.37
Forfeited	(5,922)	$5.04
Vested	(804,492)	$5.29
TSUs outstanding at December 31, 2024	1,379,356	$6.43
(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)	The aggregate grant date fair value of TSUs issued for the year ended December 31, 2023 was $5.8 million based on a grant date market price ranging from $6.52 to $8.91 per share.
(3)	The aggregate grant date fair value of TSUs issued for the year ended December 31, 2024 was $5.5 million based on a grant date market price ranging from $6.26 to $6.72 per share.

Restricted Stock Units with Market and Service Vesting Conditions

Restricted stock units with market and service vesting conditions (“PRSUs”) are accounted for as equity-classified awards or liability-classified awards. The grant-date fair value is recognized as compensation cost on a graded-vesting basis. The fair value of the awards is estimated on their grant dates using a Monte Carlo simulation.

The Company recognizes compensation cost over the requisite service or performance period. The Company accounts for forfeitures as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost associated with these awards was $2.8 million at December 31, 2024. The Company expects to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 1.7 years.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2022 and 2023 PRSU Awards

The 2022 and 2023 PRSU awards are accounted for as equity-classified awards and were issued with a three-year vesting period beginning on the grant date and ending on the third anniversary of the grant date. The three-year performance period for the 2022 awards is January 1, 2022 through December 31, 2024. The three-year performance period for the 2023 awards is January 1, 2023 through December 31, 2025. Vesting of PRSUs can range from zero to 200% of the target units granted based on the Company’s relative total shareholder return as compared to the total shareholder return of the Company’s performance peer group over the applicable performance period.

2024 PRSU Award

In February 2024, the Company granted contingent cash-settlement awards in the form of PRSUs (the “2024 PRSUs”). In May 2024, the Company received shareholder approval of the 2024 EIP, which nullified the contingent cash settlement component for the 2024 PRSUs. As of June 30, 2024, the 2024 PRSUs were reclassified as equity awards with a three-year vesting period. The compensation cost related to these awards is determined by the fair value of the award on the modification date. The three-year performance period for the 2024 PRSUs is January 1, 2024 through December 31, 2026.

The below table reflects the ranges for the assumptions used in the Monte Carlo model for the 2024 and 2023 PRSUs awards:

	Modification Date: May 2024	Date of Grant: February 2024	April 2023	February 2023
Expected volatility	63.2%	75.8%	92.5%	119.2%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	4.72%	4.19%	3.78%	3.74%

The following table summarizes information regarding the PRSUs granted under the EIP for the period presented:

		Weighted-
		Average Grant-
	Number of	Date Fair Value
	Units	per Unit (1)
PRSUs outstanding at December 31, 2022	380,512	$4.28
Granted (2)	321,436	$10.59
Forfeited	(144,567)	$6.55
Vested	(154,680)	$2.20
PRSUs outstanding at December 31, 2023	402,701	$9.31
Granted (3)	312,843	$7.55
Forfeited	—	$—
Vested	(107,044)	$2.63
PRSUs outstanding at December 31, 2024	608,500	$9.58
(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)	The aggregate grant date fair value of PRSUs issued for the year ended December 31, 2023 was $3.4 million based on a calculated fair value price ranging from $1.27 to $15.04 per share.
(3)	The aggregate grant date fair value of PRSUs issued for the year ended December 31, 2024 was $2.4 million based on a calculated fair value price ranging from $2.63 to $8.33 per share.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Compensation Expense

The following table summarizes the amount of recognized compensation expense associated with these awards that are reflected in the accompanying statements of operations for the periods presented (in thousands):

	For the Year Ended
	December 31,
	2024	2023
Share-based compensation costs
TSUs	$4,877	$4,336
PRSUs	1,922	944
	$6,799	$5,280

Note 13. Leases

The Company enters into leases for office space, warehouse space and equipment in our corporate office and operating regions as well as vehicles, compressors and surface rentals related to our business operations. In addition, the Company has right-of-way leases to operate the San Pedro Bay Pipeline. For the year ended December 31, 2024, the Company leases qualify as operating leases and the Company did not have any existing or new leases qualifying as financing leases. Most of the Company’s leases, other than the Company’s corporate office lease, have an initial term and may be extended on a month-to-month basis after expiration of the initial term. Most of our leases can be terminated with 30-day prior written notice. The majority of our month-to-month leases are not included as a lease liability in the Company’s balance sheet because continuation of the lease is not reasonably certain. Additionally, the Company elected the short-term practical expedient to exclude leases with a term of twelve months or less.

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

For the year ended December 31, 2024 and 2023, the Company recognized approximately $2.0 million and $2.1 million, respectively, of costs relating to the operating leases in the Consolidated Statements of Operations.

The following table presents the Company’s right-of-use assets and lease liabilities for the period presented:

	December 31,	December 31,
	2024	2023

	(In thousands)
Right-of-use asset	$4,540	$5,756

Lease liabilities:
Current lease liability	1,784	1,737
Long-term lease liability	3,683	5,090
Total lease liability	$5,467	$6,827

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the Company’s maturity analysis of the minimum lease payment obligations under non-cancelable operating leases with a remaining term in excess of one year (in thousands):

	Office and	Leased vehicles
	warehouse	and office
	leases	equipment	Total
2025	$1,433	$702	$2,135
2026	1,210	216	1,426
2027	838	122	960
2028	721	—	721
2029 and thereafter	1,081	—	1,081
Total lease payments	5,283	1,040	6,323
Less: interest	782	74	856
Present value of lease liabilities	$4,501	$966	$5,467

The weighted average remaining lease terms and discount rate for all of the Company’s operating leases for the period presented:

	December 31,
	2024	2023
Weighted average remaining lease term (years):
Office and warehouse space	3.71	4.28
Vehicles	0.26	0.42
Office equipment	—	0.01
Weighted average discount rate:
Office and warehouse space	5.43%	5.22%
Vehicles	1.31%	1.22%
Office equipment	0.02%	0.07%

Note 14. Supplemental Disclosures to the Consolidated Balance Sheet and Condensed Statement of Cash Flows

Accrued Liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	December 31,	December 31,
	2024	2023
Accrued lease operating expense	$13,845	$14,239
Accrued general and administrative expense	6,281	5,335
Accrued capital expenditures	5,191	8,019
Accrued liability - pipeline incident	4,434	9,331
Accrued production and ad valorem tax	2,827	3,502
Accrued commitment fee and other expense	2,395	2,626
Accrued liability - current portion of pipeline incident settlement	1,100	2,000
Operating lease liability	1,784	1,737
Asset retirement obligations	1,377	1,493
Accrued current income tax payable	116	—
Accrued interest payable	292	1,792
Other	3,771	797
Accrued liabilities	$43,413	$50,871

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable consisted of the following at the dates indicated (in thousands):

	December 31,	December 31,
	2024	2023
Oil and natural gas receivables	$28,505	$31,131
Insurance receivable - pipeline incident	4,722	3,571
Joint interest owners and other	8,214	6,042
Total accounts receivable	41,441	40,744
Less: allowance for doubtful accounts	(1,728)	(1,648)
Total accounts receivable, net	$39,713	$39,096

Supplemental Cash Flows

Supplemental cash flow for the periods presented (in thousands):

	For the Year Ended
	December 31,
	2024	2023
Supplemental cash flows:
Cash paid for interest, net of amounts capitalized	$11,706	$10,992
Cash paid for taxes	1,189	5,773

Noncash investing and financing activities:
Increase (decrease) in capital expenditures in payables and accrued liabilities	(5,428)	6,786

Note 15. Related Party Transactions

Related Party Agreements

There have been no transactions between the Company and a related person in which the related person had a direct or indirect material interest for the years ended December 31, 2024 and 2023.

Note 16. Segment Reporting

The Company’s operations are all related to the exploration, development and production of oil and natural gas in the United States, from which the Company derives all of its revenues. The Company manages its business as a single reportable segment, as its operations are focused on assets with similar economic characteristics, production processes, types of purchasers, regulatory environment and customers which are consistent across the Company. Therefore, the Company aggregates its operating regions into one reportable segment.

The Chief Operating Decision Maker (“CODM”) is the Company’s Chief Executive Officer, who reviews the financial information on a consolidated basis. The CODM uses consolidated net income to assess financial performance, allocating capital and other resources. The CODM uses consolidated net income in the annual budgeting and monthly forecasting process. Additionally, our CODM is regularly provided information on lease operating expense, gathering, processing and transportation and taxes other than income. Other segment items primarily consists of DD&A, accretion expense, general and administrative expense, pipeline incident loss, loss (gain) on commodity derivative, interest expense and income tax expense (benefit). Our significant segment expenses and other segment items are derived from and can be found within the Consolidated Statement of Operations.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides financial information with respect to the Company’s single reportable segment for the years ended December 31, 2024 and 2023:

	For the Year Ended
	December 31,
	2024	2023
Revenue	$294,681	$307,596
Less:
Lease operating expense	142,950	138,361
Gathering, processing and transportation	18,427	20,808
Taxes other than income	20,895	22,574
Other segment items	99,463	(266,897)
Net income (loss)	$12,946	$392,750

Note 17. Beta Pipeline Incident

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

On October 5, 2021, the Unified Command announced that reports from its contracted commercial divers and Remotely Operated Vehicle footage indicated that a 4,000-foot section of the Company’s pipeline had been displaced with a maximum lateral movement of approximately 105 feet and that the pipeline had a 13-inch split, running parallel to the pipe. On October 14, 2021, the U.S. Coast Guard announced that it had a high degree of confidence the size of the release was approximately 588 barrels of oil. On October 16, 2021, the U.S. Coast Guard announced that it had identified the Mediterranean Shipping Company (DANIT) as a “vessel of interest” and its owner Dordellas Finance Corporation and operator Mediterranean Shipping Company, S.A. as parties in interest in connection with an anchor-dragging incident in January 2021 (the “Anchor Dragging Incident”), which occurred in close proximity to the Company’s pipeline, and that additional vessels of interest continued to be investigated. On November 19, 2021, the U.S. Coast Guard announced that it had identified the COSCO (Beijing) as another vessel involved in the Anchor Dragging Incident and named its owner Capetanissa Maritime Corporation of Liberia and its operator V.Ships Greece Ltd. as parties in interest. The cause, timing and details regarding the Incident remain under investigation.

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

On April 10, 2023, the Company announced that it had received the required approvals from federal regulatory agencies to restart operations at the Beta Field. The pipeline has been operated in accordance with the restart procedures that were reviewed and approved by PHMSA.

As previously disclosed, the Company reached resolutions regarding criminal and civil claims against it related to the Incident. Certain obligations, as detailed in prior disclosures, are ongoing (including certain installment payments and probation terms under a federal plea agreement). The Company also reached resolutions related to civil claims the Company asserted against third parties related to the Incident.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Under the Oil Pollution Act of 1990 (“OPA 90”), the Company’s pipeline was designated by the U.S. Coast Guard as the source of the oil discharge and therefore the Company is financially responsible for remediation and for certain costs and economic damages as provided for in OPA 90, as well as certain natural resource damages associated with the spill and certain costs determined by federal and state trustees engaged in a joint assessment of such natural resource damages. The Company has completed processing covered claims under OPA 90. In addition, the Natural Resource Damage Assessment remains ongoing and therefore the extent, timing and cost related to such assessment are difficult to project. While the Company anticipates insurance will reimburse it for expenses related to the Natural Resource Damage Assessment, any potentially uncovered expenses may be material and could impact the Company’s business and results of operations and could put pressure on its liquidity position going forward.

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

On December 31, 2024 and December 31, 2023, the Company’s insurance receivables were $4.7 million and $3.6 million, respectively. Excluding the costs associated with the resolution of the federal and state matters discussed above, the year ended December 31, 2024, the Company incurred response and remediation expenses, legal fees, loss load and other non-reimbursable expenses of $8.0 million. Of these costs, the Company has received or expects that it is probable that it will receive, $4.1 million in insurance recoveries. The remaining amount of $3.9 million, which primarily relates to certain costs that are not expected to be recovered under an insurance policy, are classified as “Pipeline Incident Loss” on the Company’s Consolidated Statements of Operations.

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

Environmental costs for remediation are accrued based on estimates of known remediation requirements. Such accruals are based on management’s best estimate of the ultimate cost to remediate a site and are adjusted as further information and circumstances develop. Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies and regulatory approvals. Expenditures to mitigate or prevent future environmental contamination are capitalized. Ongoing environmental compliance costs are charged to expense as incurred. In accruing for environmental remediation liabilities, costs of future expenditures for environmental remediation are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable. At December 31, 2024 and 2023, the Company had no environmental reserves recorded.

Beta Pipeline Incident

Please refer to “Note 17. Beta Pipeline Incident” for details.

Sinking Fund Trust Agreement

Beta Operating Company, LLC, a wholly owned subsidiary, assumed an obligation with a third party to make payments into a sinking fund in connection with its 2009 acquisition of the Beta properties, the purpose of which is to provide funds adequate to decommission the portion of the San Pedro Bay Pipeline that lies within state waters and the surface facilities. Under the terms of the agreement, the operator of the properties is obligated to make monthly deposits into the sinking fund account in an amount equal to $0.25 per barrel of oil and other liquid hydrocarbon produced from the acquired working interest. Interest earned in the account stays in the account. The obligation to fund ceases when the aggregate value of the account reaches $4.3 million. As of December 31, 2024, the account balance included in restricted investments was approximately $4.5 million.

Supplemental Bond for Decommissioning Liabilities Trust Agreement

Beta Operating Company, LLC has an obligation with BOEM in connection with the 2009 acquisition of the Beta properties. The Company supports this obligation with $161.3 million in A-rated surety bonds.

Pursuant to these additional collateral requirements, on December 15, 2021, the Company entered into two escrow funding agreements, a federal escrow funding agreement and a state escrow funding agreement, with its surety providers to fund interest-bearing escrow accounts on a quarterly basis to reimburse and indemnify the surety providers for any claims arising under the surety bonds related to the decommissioning of our Beta properties. As long as we continue to comply with our obligations under such escrow agreements, the surety providers party thereto have agreed to stay requests of additional collateral in the form of cash or letters of credit, certificates of deposit or other similar forms of liquid collateral. If any such additional collateral were requested, such additional collateral may negatively impact the Company’s liquidity position.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2024, the Company amended the federal escrow funding agreement to decrease the amount funded from $14.8 million per year to $8.0 million per year. There were no changes made to the state escrow funding agreement. The obligation ceases when the aggregate value of the account reaches $172.6 million. As of December 31, 2024, the Company has funded $25.4 million into the escrow accounts which is reflected in “Restricted Investments” on the Consolidated Balance Sheet. The table below outlines our funding commitment under these agreements at December 31, 2024 (in thousands):

	Payment Due by Period
Funding commitment	Total	2025	2026	2027	2028	2029	Thereafter (1)
Federal escrow fund payments	$138,253	$8,000	$8,000	$8,000	$8,000	$8,000	$98,253
State escrow fund payments	9,213	1,034	1,034	1,034	1,034	1,034	4,043
Total sinking fund payments	$147,466	$9,034	$9,034	$9,034	$9,034	$9,034	$102,296
(1)	The remaining payments will be made during the years of 2030 through 2042.

The expense related to the surety bonds is recorded in interest expense in the Company Statement of Consolidated Operations.

Operating Leases

The Company enters into leases for compressors, surface rentals, office space, warehouse space and equipment in our corporate office and operating regions. For the years ended December 31, 2024 and 2023, the Company recognized $10.7 million and $10.3 million of rental cost, respectively.

See Note 13 for the minimum lease payment obligations under non-cancelable operating leases with a remaining term in excess of one year.

Purchase Commitments

At December 31, 2024, the Company had a CO2 purchase commitment with a third party associated with its Bairoil properties. The price we will pay for CO2 generally varies depending on the amount of CO2 delivered and the price of oil. The table below outlines its purchase commitments under these contracts based on pricing at December 31, 2024 (in thousands):

	Payment or Settlement Due by Period
Purchase commitment	Total	2025	2026	2027	2028	2029	Thereafter
CO2 minimum purchase commitment	$3,770	$3,770	$—	$—	$—	$—	$—

Note 19. Income Tax

Amplify Energy is a corporation and, as a result, is subject to U.S. federal, state, and local income taxes.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of income tax benefit (expense) are as follows:

	For the Year Ended
	December 31,
	2024	2023

	(In thousands)
Current taxes:
Federal	$43	$(4,286)
State	(275)	(531)
Total current income tax benefit (expense)	(232)	(4,817)
Deferred taxes:
Federal	(2,433)	232,351
State	237	21,445
Total deferred income tax benefit (expense)	(2,196)	253,796
Total income tax benefit (expense)	$(2,428)	$248,979

The actual income tax benefit (expense) differs from the expected amount computed by applying the federal statutory corporate tax rate of 21% in 2024 and in 2023 as follows:

	For the Year Ended
	December 31,
	2024	2023

	(In thousands)
Expected tax benefit (expense) at federal statutory rate	$(3,228)	$(30,192)
Changes in valuation allowances	—	284,927
Non-cash compensation	189	696
Limit on executive compensation	(492)	(502)
State income tax benefit (expense), net of federal benefit	(578)	(2,430)
State rate change, net of federal benefit	293	(2,541)
State prior year adjustment	255	(380)
Marginal wells credits	1,137	—
Other	(4)	(599)
Total income tax benefit (expense)	$(2,428)	$248,979

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s deferred income tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2024	2023
Deferred income tax assets:
Property, plant & equipment	$58,226	$69,895
Net operating loss carryforward	180,902	179,627
Disallowed interest expense	7,494	5,580
Accrued liabilities	2,597	2,180
Other	4,993	4,093
Total deferred income tax assets:	254,212	261,375
Valuation allowance	—	—
Net deferred income tax assets	254,212	261,375

Deferred income tax liabilities:
Derivatives	$1,603	$6,319
Other	1,009	1,260
Total deferred income tax liabilities	2,612	7,579

Net deferred income taxes	$251,600	$253,796

Net Operating Loss Carryforward. In connection with the merger with Midstates in 2019, the Company was subject to IRC §382 loss limitations on pre-merger net operating loss (“NOL”) and tax attributes. As of December 31, 2024, the Company’s federal NOL carryforward of $794.2 million is subject to §382 loss limitations, of which $20.9 million will expire in 2037 and $773.3 million have no expiration. All post-merger NOLs are not subject to §382 loss limitations and do not expire.

As of December 31, 2024, the Company had approximately $422.9 million of state net operating loss carryovers, of which $393.7 million have no expiration period and the remaining will expire in varying amounts beginning in 2037.

Valuation Allowance. In assessing deferred tax assets, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. The assessment considers all available information including, among other things, historical and forecasted taxable income and operating history, the scheduled reversal of deferred tax liabilities and available tax planning strategies. As of December 31, 2024, the Company had three years of cumulative book income. Furthermore, management determined that the Company’s ability to maintain long-term profitability despite near-term changes in commodity prices and capital and operating costs demonstrated that there is sufficient positive evidence to conclude that it is more likely than not that all net deferred tax assets are realizable.

Uncertain Income Tax Position. The Company must recognize the tax effects of any uncertain tax positions that the Company may adopt if the position taken by us is more likely than not sustainable based on its technical merits. For those benefits to be recognized, an income tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company had no unrecognized tax benefits as of December 31, 2024.

Tax Audits and Settlements. The Company’s income tax years 2021 through 2023 remain open and subject to examination by the Internal Revenue Service (IRS). For state and local jurisdictions where the Company conducts operations, the Company’s 2020 through 2023 tax years remain open and subject to examination. In certain jurisdictions where the Company operates through more than one legal entity, each of which may have different open years subject to examination.

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

	December 31,
	2024	2023

	(In thousands)
Evaluated oil and natural gas properties	$942,981	$873,478
Support equipment and facilities	150,511	149,069
Accumulated depletion, depreciation, and amortization	(708,836)	(676,573)
Total	$384,656	$345,974

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities

Costs incurred in property acquisition, exploration and development activities were as follows for the periods indicated:

	For the Year Ended
	December 31,
	2024	2023

	(In thousands)
Property acquisition costs, proved	$—	$—
Property acquisition costs, unproved	—	—
Exploration	—	—
Development	70,945	34,742
Total	$70,945	$34,742

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

We engaged CG&A to prepare our reserves estimates for all of our estimated proved reserves at December 31, 2024 and 2023. All proved reserves are located in the United States and all prices are held constant in accordance with SEC rules.

The weighted-average benchmark product prices used for valuing the reserves are based upon the average of the first-day-of-the-month price for each month within the period January through December of each year presented:

	2024	2023
Oil ($/Bbl):
WTI (1)	$75.48	$78.22

NGL ($/Bbl):
WTI (1)	$75.48	$78.22

Natural Gas ($/MMbtu):
Henry Hub (2)	$2.13	$2.64
(1)	The weighted average WTI price was adjusted by lease for quality, transportation fees, and a regional price differential.
(2)	The weighted average Henry Hub price was adjusted by lease for energy content, compression charges, transportation fees, and regional price differentials.

The following tables set forth estimates of the net reserves for the periods indicated:

	For the Year Ended December 31, 2024
	Oil	Gas	NGLs	Total
	(MBbls)	(MMcf)	(MBbls)	(MBoe)
Proved developed and undeveloped reserves:
Beginning of year	41,078	226,878	19,185	98,077
Production	(3,060)	(16,836)	(1,278)	(7,144)
Revision of previous estimates	2,457	(3,506)	159	2,030
End of year	40,475	206,536	18,066	92,963

Proved developed reserves:
Beginning of year	39,306	226,427	19,108	96,151
End of year	31,392	197,621	17,879	82,207

Proved undeveloped reserves:
Beginning of year	1,772	451	77	1,926
End of year	9,083	8,915	187	10,756

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31, 2023
	Oil	Gas	NGLs	Total
	(MBbls)	(MMcf)	(MBbls)	(MBoe)
Proved developed and undeveloped reserves:
Beginning of year	47,868	312,792	24,026	124,027
Production	(2,773)	(20,297)	(1,323)	(7,479)
Revision of previous estimates	(4,017)	(65,617)	(3,518)	(18,471)
End of year	41,078	226,878	19,185	98,077

Proved developed reserves:
Beginning of period	47,010	312,185	23,928	122,969
End of period	39,306	226,427	19,108	96,151

Proved undeveloped reserves:
Beginning of period	858	607	98	1,058
End of period	1,772	451	77	1,926

Noteworthy amounts included in the categories of proved reserve changes in the above tables include:

●	The 5.1 MMBoe decrease in reserves for the year ended December 31, 2024 was primarily due to production of 7.1 MMBoe, a 6.9 MMBoe decrease as a result of changes in commodity prices and 4.8 MMBoe decrease primarily due higher electricity costs and shorter economic limit at Bairoil. This decrease was partially offset by the additional 31 (23 operated Beta) PUD locations which added 9.39 MMBoe, lower maintenance costs primarily at East Texas and Oklahoma of 3.36 MMBoe and a positive technical revision of 0.97 MMBoe.
●	The 26.0 MMBoe decrease in reserves for the year ended December 31, 2023 was primarily due to production of 7.5 MMBoe, a 17.8 MMBoe decrease as a result of changes in commodity prices and 2.5 MMBoe decrease due to higher maintenance costs. This decrease was partially offset by the addition of 4 Beta PUD locations budgeted in 2024, which added 1.1 MMBoe and a positive technical revision of 0.7 MMBoe.

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

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The standardized measure of discounted future net cash flows is as follows:

	For the Year Ended
	December 31,
	2024	2023

	(In thousands)
Future cash inflows	$3,818,663	$4,277,014
Future production costs (1)	(2,217,101)	(2,751,065)
Future development costs (1)	(467,142)	(313,290)
Future income tax expense	(204,262)	(203,770)
Future net cash flows for estimated timing of cash flows	930,158	1,008,889
10% annual discount for estimated timing of cash flows	(321,919)	(382,759)
Standardized measure of discounted future net cash flows	$608,239	$626,130
(1)	For the years ended December 31, 2024 and 2023, onshore abandonment costs are included in future production cost and offshore abandonment costs are included in future development costs.

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves

The following is a summary of the changes in the standardized measure of discounted future net cash flows for the proved oil and natural gas reserves during each of the years in the two-year period presented:

	For the Year Ended
	December 31,
	2024	2023

	(In thousands)
Beginning of year	$626,130	$1,337,956
Changes in prices and costs	(124,770)	(798,942)
Revisions of previous quantities	142,763	(196,093)
Sale of oil and natural gas produced, net of production costs	(100,658)	(106,469)
Net change in taxes	3,356	180,530
Accretion of discount	75,701	164,937
Change in production rates and other	(23,979)	38,174
Net changes in future development costs	(2,985)	(3,669)
Previously estimated development costs incurred	12,681	9,706
End of year	$608,239	$626,130

Note 21. Subsequent Events

Merger with Juniper Capital

On January 14, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Amplify DJ Operating LLC, a Delaware limited liability company and indirect wholly owned subsidiary of the Company (“First Merger Sub”), Amplify PRB Operating LLC, a Delaware limited liability company and indirect wholly owned subsidiary of Amplify (“Second Merger Sub,” and together with First Merger Sub, the “Merger Subs”), North Peak Oil & Gas, LLC, a Delaware limited liability company (“NPOG”), Century Oil and Gas Sub-Holdings, LLC, a Delaware limited liability company (“COG” and, together with NPOG, each, an “Acquired Company” and, collectively, the “Acquired Companies”), and, solely for the limited purposes set forth in the Merger Agreement (as defined below), Juniper and the Specified Company Entities set forth on Annex A thereto, pursuant to which, at the effective time of the Mergers (as defined below) (the “Effective Time”), (a) NPOG will merge with and into First Merger Sub, with NPOG surviving the merger as an indirect, wholly owned subsidiary of the Company and (b) COG will merge with and into Second Merger Sub, with COG surviving the merger as an indirect, wholly owned subsidiary of the Company, in each case, subject to the terms and conditions of the Merger Agreement (clauses (a) and (b), together, the “Mergers”).

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subject to the terms and conditions of the Merger Agreement, at the Effective Time, all of the issued and outstanding limited liability company interests of each of the Acquired Companies will automatically be converted into the right to receive, in the aggregate, 26,729,315 validly issued, fully paid and nonassessable shares (the “Aggregate Merger Consideration”) of Amplify’s Common Stock. Following the Effective Time, the Company's existing stockholders and the Acquired Companies' existing equityholders are expected to own approximately 61% and 39%, respectively, of the combined company's outstanding equity.

Mr. Christopher W. Hamm will serve as Chairman of our Board, and Mr. Martyn Willsher will continue to serve as the Chief Executive Officer of the Company after the Effective Time. The Merger Agreement provides that the Board will consist of the following seven members: Martyn Willsher, Christopher W. Hamm, Deborah G. Adams, James E. Craddock, Vidisha Prasad, Edward Geiser and Josh Schmidt. Further, Josh Schmidt will be appointed as Chairman of the compensation committee of the Board, and Edward Geiser will be appointed as a member of the nominating and governance committee of the Board.

The Merger Agreement contains customary representations, warranties and covenants of the Company and the Acquired Companies, including covenants relating to the conduct of the business of both the Company and the Acquired Companies from the date of signing the Merger Agreement through closing of the Mergers (the “Closing”), obtaining the requisite approval of the stockholders of the Company and maintaining the listing of the Common Stock on the NYSE. Under the terms of the Merger Agreement, the Company has also agreed not to solicit from any person an acquisition proposal for the Company.

In connection with the Mergers, the Company will seek the approval of the Company’s stockholders with respect to the issuance of the Aggregate Merger Consideration in connection with the Closing (the “Stock Issuance Proposal”). The Board has agreed to recommend the approval of the Stock Issuance Proposal to our stockholders and to solicit proxies in support of the approval of the Stock Issuance Proposal at a meeting of the stockholders (the “Stockholders Meeting”) to be held for that purpose.

The Closing is subject to various customary closing conditions, including, among other things, (a) the receipt of approval of the Stock Issuance Proposal by the affirmative vote of at least a majority of the votes cast in person or represented by proxy at the Stockholders Meeting by the holders of Common Stock entitled to vote thereon (the “Amplify Stockholder Approval”), (b) the receipt of certain specified consents, and (c) the approval for listing by the NYSE for the shares of Common Stock to be issued in connection with the Mergers.

The Merger Agreement also provides each of the Company and the Acquired Companies with certain termination rights including, among other things, termination: (a) by the Acquired Companies or Amplify Energy if Amplify Energy fails to obtain the Amplify Stockholder Approval; (b) by Amplify Energy or the Acquired Companies, if Amplify Energy or either of the Acquired Companies breaches or fails to perform any of its or their respective representations, warranties or covenants in the Merger Agreement and such breach cannot be or is not timely cured in accordance with the terms of the Merger Agreement and such breach or failure to perform would cause the applicable closing condition not to be satisfied; (c) by the Acquired Companies, in the event the Board effects a Parent Change in Recommendation (as defined in the Merger Agreement) prior to the Amplify Stockholder Approval being obtained or if Amplify Energy is in violation of the covenant to not solicit alternative business combination proposals from third parties in any material respect; or (d) by Amplify Energy, if the Acquired Companies are in violation of the covenant to not solicit alternative business combination proposals from third parties in any material respect.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the event that a Parent Alternative Proposal (as defined in the Merger Agreement) is publicly submitted or proposed to the Board prior to, and not withdrawn at the time of the Stockholders Meeting, the Merger Agreement is terminated by the Acquired Companies in accordance with clause (b) above or by either Amplify Energy or the Acquired Companies in accordance with clause (a) above or as a result of the failure to close the Mergers on or before July 14, 2025 (the “Outside Date”), and Amplify Energy enters into a definitive agreement with respect to, or consummates, a Parent Alternative Proposal within 12 months following termination of the Merger Agreement, Amplify Energy will be required to pay the Acquired Companies a termination fee of $8,500,000 (the “Amplify Termination Fee”). Amplify Energy will also be required to pay the Acquired Companies the Amplify Termination Fee in the event the Merger Agreement is terminated by the Acquired Companies in accordance with clause (c) above. In the event that Amplify Energy terminates the Merger Agreement in accordance with clause (d) above, the Acquired Companies will be required to (or will cause the Specified Company Entities to) pay Amplify Energy a termination fee of $5,500,000 (the “Acquired Companies’ Termination Fee”). If the Merger Agreement is terminated by any party in accordance with clause (a) or by the Acquired Companies in accordance with clause (b) above and the Amplify Termination Fee is not otherwise payable in accordance with the terms and conditions of the Merger Agreement, then Amplify Energy will be required to reimburse the Acquired Companies’ incurred expenses, up to a maximum aggregate amount of $800,000. If the Merger Agreement is terminated by Amplify Energy in accordance with clause (b) above and the Acquired Companies’ Termination Fee is not otherwise payable in accordance with the terms and conditions of the Merger Agreement, then the Acquired Companies will be required to (or will cause the Specified Company Entities to) reimburse Amplify Energy’s incurred expenses, up to a maximum aggregate amount of $1,250,000. In addition to the foregoing termination rights, the Merger Agreement may be terminated by either Amplify Energy or the Acquired Companies if the Mergers have not been consummated on or prior to the Outside Date or if a governmental entity issues a final, non-appealable order or decree permanently restraining, enjoining or prohibiting the Mergers. The parties may also mutually agree to terminate the Merger Agreement.

If the Board effects a Parent Change in Recommendation prior to the Stockholders Meeting, Amplify Energy will, unless the Acquired Companies terminate the Merger Agreement, be required to submit the approval of the Amplify Stock Issuance to a vote of Amplify Energy’s stockholders at the Stockholders Meeting notwithstanding the Parent Change in Recommendation. Neither Amplify Energy nor the Acquired Companies are able to terminate the Merger Agreement in order to accept an alternative business combination proposal.

The Merger Agreement provides that, during the period from the date of the Merger Agreement until the Effective Time, each of Amplify Energy and the Acquired Companies will be subject to certain restrictions on their ability to solicit or respond to alternative business combination proposals from third parties, to provide non-public information to third parties and to engage in discussions with third parties regarding alternative business combination proposals, subject to customary exceptions.

The Merger Agreement contains customary representations, warranties and covenants for a transaction of this nature. The Merger Agreement also contains customary pre-closing covenants, including the obligations of Amplify Energy and the Acquired Companies to conduct their respective businesses in the ordinary course, consistent with past practice, and to refrain from taking certain specified actions without the consent of the other party.