Form 10-K/A
period 2024-12-31
Amplify Energy Corp.
filed 2025-04-17
CIK 1533924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-35512

AMPLIFY ENERGY CORP.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	82-1326219 (I.R.S. Employer Identification No.)

500 Dallas Street, Suite 1700

Houston, TX 77002

(832) 219-9001

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $202.1 million on June 30, 2024, based on $6.78 per share, the last reported sales price of the shares on the New York Stock Exchange on such date.

As of April 16, 2025, the registrant had 40,336,579 outstanding shares of common stock, $0.01 par value per share.

Documents Incorporated By Reference: None.

Auditor Firm ID	Auditor Location	Auditor Name
34	Houston, Texas	DELOITTE & TOUCHE LLP

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of Amplify Energy Corp. (“Amplify Energy,” “Amplify,” the “Company,” “we,” “us,” “our,” or similar terms), for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2025 (the “Original Form 10-K”), is being filed solely for the purpose of including the information required by Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Form 10-K/A to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Form 10-K. In addition, this Form 10-K/A deletes the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed.

AMPLIFY ENERGY CORP.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information concerning our current executive officers and directors as of April 17, 2025.

Name	Age	Position with the Company
Eric Dulany	49	Vice President and Chief Accounting Officer
James Frew	47	Senior Vice President and Chief Financial Officer
Daniel Furbee	42	Senior Vice President and Chief Operating Officer
Tony Lopez	44	Senior Vice President, Engineering and Exploitation
Eric M. Willis	46	Senior Vice President, General Counsel and Corporate Secretary
Martyn Willsher	47	President, Chief Executive Officer and Director
Deborah G. Adams	64	Director
James E. Craddock	66	Director
Patrice Douglas	62	Director
Christopher W. Hamm	58	Director (Chairman)
Vidisha Prasad	45	Director
Todd R. Snyder	62	Director

Set forth below is biographical information for our executive officers and directors.

Executive Officers

Eric Dulany has served as Vice President and Chief Accounting Officer of Amplify Energy since May 2021. Prior to joining Amplify, Mr. Dulany served in accounting leadership roles at public companies, including at W&T Offshore, Inc. from January 2019 to March 2021, and Energy XXI Gulf Coast, Inc., Freeport McMoRan Oil and Gas LLC and Endeavour International, Inc. Mr. Dulany began his career in public accounting, having spent two years as the National Energy Practice Leader at BKD, LLP from September 2012 to September 2014 and 12 years at PricewaterhouseCoopers LLP in their Houston and London (UK) audit practices from September 2000 to August 2012. Mr. Dulany graduated from Houston Baptist University with a Bachelor of Business Administration degree in Accounting and Business Administration. He has been a CPA in the State of Texas since 2003 and is a member of the AICPA and the Texas Society of CPAs.

James Frew has served as Senior Vice President and Chief Financial Officer of Amplify Energy since April 2023. Prior to joining Amplify, Mr. Frew was a partner at Sentinel Petroleum from March 2022 to April 2023. Previously, Mr. Frew served as Executive Vice President and Chief Financial Officer of Riviera Resources, Inc. from August 2018 to October 2020, and as Linn Energy’s Vice President of Marketing and Midstream from May 2014 to August 2018 and Director of Business Development, Strategy and Planning from May 2011 to May 2014. From August 2002 to May 2011, Mr. Frew held several roles in the Natural Resources division of the J.M. Huber Corporation. Mr. Frew started his career as a management consultant at the Parthenon Group. Mr. Frew holds a Bachelor of Arts in Economics and Political Science from Williams College.

Daniel Furbee has served as Senior Vice President and Chief Operating Officer of Amplify Energy since March 2023. Prior to joining Amplify, Mr. Furbee served as a partner at Sentinel Petroleum from February 2022 to March 2023, as an independent advisor for various companies from January 2021 to January 2022, as the Executive Vice President and Chief Operating Officer of Riviera Resources, Inc. from August 2018 to December 2020, as Linn Energy Inc.’s Vice President of Asset and Business Development from March 2018 to August 2018 and as Vice President of Business Development and Asset Development for Sanchez Energy Corporation from September 2013 to February 2018. From 2005 to August 2013, Mr. Furbee served in various engineering roles of increasing responsibilities at Linn Energy, LLC. Mr. Furbee holds a Bachelor of Science in Petroleum Engineering from Marietta College and a Master of Business Administration from the University of Houston.

Tony Lopez has served as Senior Vice President, Engineering and Exploitation of Amplify Energy since August 2019. Mr. Lopez previously served as Vice President, Corporate Reserves from June 2018 until the closing of the merger with Midstates Petroleum Company, Inc. Prior to joining Amplify, Mr. Lopez previously served as Vice President of Acquisitions and Engineering for EnerVest, Ltd. from April 2014 to June 2018, where he managed the corporate reserve reporting process and the financial planning

& analysis department. From 2004 to 2018, Mr. Lopez worked for EnerVest, Ltd. where he held numerous engineering positions of increasing responsibility. Mr. Lopez has over 20 years of industry experience. Mr. Lopez holds a Bachelor of Science in Petroleum and Natural Gas Engineering from West Virginia University and is an active member of the Society of Petroleum Engineers and the American Association of Petroleum Geologists.

Eric M. Willis has served as Senior Vice President, General Counsel and Corporate Secretary of Amplify Energy since August 2019. Mr. Willis previously served as Vice President and General Counsel of Amplify Energy from December 2017 to August 2019. From April 2015 to December 2017, Mr. Willis was a partner in the capital markets practice group at Kirkland & Ellis LLP in Houston, Texas, representing oil and gas clients. Prior to joining Kirkland & Ellis, he practiced corporate and securities law from September 2008 to April 2015 at Latham & Watkins LLP in Houston, Texas and Orange County, California. Mr. Willis holds a Juris Doctorate from The University of Texas at Austin School of Law and Bachelor of Science in Chemistry from the United States Military Academy.

Martyn Willsher has served as Chief Executive Officer of Amplify Energy since January 2021, after having served as interim Chief Executive Officer since April 2020. Mr. Willsher also previously served as Senior Vice President and Chief Financial Officer of Amplify Energy from April 2018 to January 2021. From May 2017 to April 2018, Mr. Willsher served as Amplify Energy’s Vice President and Treasurer. He also served as Treasurer of Memorial Production Partners GP, LLC, Amplify Energy’s predecessor, from July 2014 to May 2017, and as Director of Strategic Planning for Memorial Resource Development LLC, an affiliate of the predecessor of Amplify Energy, from March 2012 to June 2014. Prior to that, he served as Manager, Financial Analysis of AGL Resources from September 2009 to March 2012, and as Director – Upstream Oil & Gas A&D of Constellation Energy from August 2006 to March 2009. Prior to that, he served in various business development and financial analysis roles at JM Huber Corp., FTI Consulting and PricewaterhouseCoopers LLP. Mr. Willsher received his Master of Business Administration from The University of Texas at Austin and his Bachelor of Business Administration in Finance from Texas A&M University.

The Board of Directors of Amplify Energy (the “Board”) believes Mr. Willsher’s extensive experience in the oil and natural gas industry and intimate familiarity with the Company brings significant value to the Board.

Non-Employee Directors

Deborah G. Adams has served as a member of Amplify Energy’s Board since April 2022. Ms. Adams has over 35 years of energy industry experience, as a leader with particular focus on health, safety, and sustainability, project management, procurement, and transportation. Prior to retirement, Ms. Adams served as Senior Vice President of Health, Safety, and Environmental, Projects and Procurement at Phillips 66 from June 2014 to October 2016. In this role, Ms. Adams oversaw all regulatory affairs and processes, reported directly to the company’s CEO, and regularly presented to the Phillips 66 Board of Directors. She was responsible for improved safety performance across the entire company along with overseeing a number of new facilities projects worth over a billion dollars, all completed on budget and on time. Prior to this role, Ms. Adams held roles of increasing responsibility, including President Transportation and Chief Procurement Officer, at Phillips 66 and predecessor companies since 1983. Ms. Adams currently serves on the board of directors of MRC Global, where she serves as chair of the board of directors, and previously served on the board of directors of EnLink Midstream, a formerly publicly traded midstream energy services company, from March 2020 to January 2025 and Gulfport Energy (NYSE: GPOR), an oil and gas exploration and production company, from March 2018 to May 2021. She also currently serves on the board of directors of Austin Industries, a privately-held, employee-owned construction company. Ms. Adams previously served her alma mater, Oklahoma State University, as a member of the foundation board of trustees. Ms. Adams also serves as a member of the Advisory Board for the TriCities Chapter of the National Association of Corporate Directors. Ms. Adams holds a Bachelor of Science in Chemical Engineering from Oklahoma State University.

The Board believes Ms. Adams’ extensive leadership experience in the midstream and downstream businesses, procurement and information systems in the oil and natural gas industry and her health, safety and environmental expertise brings significant value to the Board.

James E. Craddock has served as a member of Amplify Energy’s Board since February 2023. Mr. Craddock is a seasoned upstream executive and director who possesses broad-based technical and operational knowledge with over 30 years of experience. Previously, Mr. Craddock served as the Chairman and Chief Executive Officer of Rosetta Resources Inc., from 2013 to 2015 until its merger with Noble Energy Inc., following which Mr. Craddock served on Noble Energy Inc.’s board of directors from 2015 until the company was acquired by Chevron in 2020. Prior to that, Mr. Craddock was the Chief Operating Officer for BPI Industries Inc. and held several positions of increasing responsibility over a 20-year career at Burlington Resources Inc. He currently serves on the board of directors of Callon Petroleum Company since April 2023 and Crescent Point Energy Corp. since June 2019 and previously served on the boards of Templar Energy LLC, Noble Energy Inc. and Bonanza Creek Energy, Inc. and on the Texas Railroad Commission’s Eagle Ford Shale Task Force. Mr. Craddock holds a B.S. in Mechanical Engineering from Texas A&M University.

The Board believes Mr. Craddock’s extensive experience in both the technical and operational aspects of the oil and natural gas industry, including his service as Chief Executive Officer and a board member of a large oil and natural gas producer, brings significant value to the Board.

Patrice Douglas has served as a member of Amplify Energy’s Board since February 2021. Ms. Douglas is an attorney, who represents financial institutions, energy companies, municipalities, and utilities on legal, regulatory and compliance matters. Previously, Ms. Douglas served as Senior Vice-President and then President of SpiritBank from 2004 to 2007 and Executive Vice-President of First Fidelity Bank from 2007 to 2011. Ms. Douglas was first elected as mayor of Edmond, Oklahoma in 2009 and was elected to a second term in 2011. As a member of the U.S. Conference of Mayors, she served on the committee for tourism. Ms. Douglas was appointed by Oklahoma’s Governor to the Oklahoma Corporation Commission where she served from 2011 to 2015, having been re-elected unopposed in 2012. She was elected to be chairman of the Commission in 2012. While serving on the Commission, Ms. Douglas was a member of the National Association of Regulatory Utility Commissioners, and served on its Water Committee. Ms. Douglas has served on the board of directors of Diamond Offshore Drilling, Inc. since May 2023. Her prior experiences also include service as a member of the board of directors and chair of the nominating and governance and audit committees for Midstates Petroleum Company, Inc. from September 2016 to August 2019; a member of the board of directors for Bank SNB from August 2016 to May 2018, serving on both the audit committee and the directors’ credit committee and a member of the board of directors for Southwest BanCorp. from 2016 to 2019. Ms. Douglas received a B.S. in Computer Information Systems from Oklahoma Christian University and J.D. from the University of Oklahoma.

The Board believes Ms. Douglas’ considerable financial experience, as well as her extensive prior experience as a director and/or audit committee member of other exploration and production companies and financial institutions, brings valuable strategic and analytical skills to the Board.

Christopher W. Hamm has served as Amplify Energy’s Chairman of the Board since January 2021. He previously served as the Lead Director of the Board from April 2020 until his appointment as Chairman, and has served as a member of Amplify Energy’s Board since August 2019. Mr. Hamm previously served as a member of the board of directors of Amplify Energy from its inception in May 2017 until the closing of the merger with Midstates Petroleum Company, Inc. in August 2019. Mr. Hamm has spent the majority of his 34-year career as a founder, CEO, professional investor, advisor and director of both public and private organizations. He is currently Chairman & CEO of Axys Capital, a boutique investment bank, advisor and manager he founded in 2009, and CEO of Axys Data, a fintech company he founded in 2001. Mr. Hamm founded, and was Chairman, CEO and CIO of Memorial Investment Advisors, a registered investment advisor, and Memorial Funds, an institutional multi-fund registered investment company, where he served as Chairman and CEO. Prior to founding his own firms, Mr. Hamm served as Executive Director — Institutional Services at CIBC Oppenheimer, Senior Vice President — Capital Markets at PaineWebber, and Vice President — Taxable Fixed Income at Howard Weil Labouisse & Friederichs.

The Board believes Mr. Hamm’s extensive investment experience and intimate familiarity with the Company brings significant value to the Board.

Vidisha Prasad has served as a member of Amplify Energy’s Board since October 2023. Ms. Prasad brings more than two decades of experience in energy investments, strategic and board advisory, corporate mergers, asset acquisitions and divestitures, capital markets and restructuring. Ms. Prasad is currently the Managing Partner of Adya Partners, a multi-strategy investment firm focused on private secondary investments and early-stage venture capital in the energy, energy transition and technology sectors. Prior to founding Adya Partners, Ms. Prasad was a founding member of Guggenheim Securities’ Energy Investment Banking practice and prior to that, Ms. Prasad held roles of increasing responsibility within Citi’s Global Energy Investment Banking Groups in Houston, London and New York. Ms. Prasad previously served on the Board of Centennial Resources (now Permian Resources) where she served on the Audit, Nominating, Governance and ESG Committees. She also serves on the Board of the Grammy award winning Houston Chamber Choir, where she chairs the Development Committee. Ms. Prasad received a B.A. in Economics from the University of Rochester.

The Board believes Ms. Prasad’s experience in the energy industry, particularly in the areas of capital markets, finance and M&A, as well as her knowledge and understanding of strategic planning and risk management brings significant value to the Board.

Todd R. Snyder has served as a member of Amplify Energy’s Board since October 2016. Mr. Snyder is a managing director and global head of the Piper Sandler restructuring group, TRS Advisors since 2017. Prior to joining Piper Sandler, Mr. Snyder was Chief Executive Officer at TRS Advisors. Before that he was executive vice chairman of Rothschild & Co. and co-head of the North American restructuring advisory business. Previously, he was a managing director in the restructuring and reorganization group at Peter J. Solomon Company. Prior to joining Peter J. Solomon Company, Mr. Snyder was a managing director at KPMG Peat Marwick in the corporate recovery group where he was also national director of the corporate recovery practice for government enterprises (regulated and privatizing industries). Prior to his move to investment banking, he practiced law in the business reorganization department of Weil, Gotshal & Manges LLP. Mr. Snyder was a commissioner of the New York State Gaming Commission and a member of New York State’s financial restructuring board for local governments. He previously served as a director of GenCorp Inc., AMC Financial, Inc. and Eco-Stim Energy Solutions. Mr. Snyder currently serves as a trustee for non-profit organizations BRC (Bowery Residents Committee) and Shining Hope for Communities. Mr. Snyder received a B.A. from Wesleyan University and a J.D. from the University of Pennsylvania Law School.

The Board believes that Mr. Snyder’s extensive financial expertise and experience in representing public and private companies in complex financial transactions brings important experience and skill to the Board.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock, $0.01 per share (“Common Stock”), and other equity securities.

To our knowledge, based solely on a review of Form 3, Form 4 and Form 5 (including amendments) filed electronically with the SEC and written representations made to us that no other reports were required, during the fiscal year ended December 31, 2024, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners of our capital stock were complied with.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”), which applies to employees, officers and directors of the Company. The Code of Ethics can be found on the Company’s website located at https://www.amplifyenergy.com/investor-relations/corporate-governance. Any stockholder may request a printed copy of the Code of Ethics by submitting a written request to the Company’s Corporate Secretary. If the Company amends the Code of Ethics or grants a waiver, including an implicit waiver, from the Code of Ethics, the Company will disclose the information on its website. The waiver information will remain on the website for at least 12 months after the initial disclosure of such waiver.

Insider Trading Policy

We have adopted an Insider Trading Policy (the “Insider Trading Policy”) governing the purchase, sale and/or other dispositions of our securities by our directors, officers and employees and by us that is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the listing standards of the New York Stock Exchange. A copy of the Insider Trading Policy is filed as an exhibit to this Form 10-K/A.

Audit Committee Members and Financial Expert

The current members of the Audit Committee of the Board (the “Audit Committee”) are Mr. Snyder (Chair) and Mses. Douglas and Prasad. Independent non-employee director Randal T. Klein served as a member of the Audit Committee during 2024 and until his departure from the Board on May 15, 2024. Messers. Klein and Snyder and Mses. Douglas and Prasad each were independent under the standards set forth by the NYSE applicable to members of the Audit Committee during their terms of service on the Audit Committee. The Audit Committee held 4 meetings during 2024.

The Audit Committee assists the Board by overseeing responsibilities regarding the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the qualifications, independence and performance of the Company’s independent registered public accounting firm and the effectiveness and performance of the Company’s internal audit function.

The Board evaluates each of the members of the Audit Committee for financial literacy and the attributes of a financial expert at least annually, and most recently on March 20, 2025. The Board determined that each of the Audit Committee members is financially literate and that independent director Mr. Snyder is an audit committee financial expert as defined by the SEC.

ITEM 11.    EXECUTIVE COMPENSATION

We are currently considered a “smaller reporting company” within the meaning of the Exchange Act for purposes of the SEC’s executive compensation disclosure rules. Accordingly, we have provided disclosures relating to our “Named Executive Officers” or “NEOs,” which are the individuals who served as principal executive officer and the next two most highly compensated executive officers for the fiscal year ended December 31, 2024.

Name	Position with the Company
Martyn Willsher	President and Chief Executive Officer
Daniel Furbee	Senior Vice President & Chief Operating Officer
Eric M. Willis	Senior Vice President, General Counsel & Corporate Secretary

2024 Summary Compensation Table

The following table includes the compensation earned by our NEOs for the fiscal years ended December 31, 2024 and 2023.

					Non-equity
				Stock	Incentive Plan	All Other
		Salary	Bonus	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)(1)	($)(2)	($)(3)	($)(4)	($)(5)	($)
Martyn Willsher	2024	539,885	27,040	1,355,922	540,800	20,700	2,484,347
President and Chief Executive Officer	2023	517,692	127,920	1,344,002	392,080	19,800	2,401,494
Daniel Furbee	2024	397,046	16,000	684,172	320,000	20,700	1,437,918
Senior Vice President & Chief Operating Officer	2023	280,000	62,681	985,940	192,119	15,960	1,536,700
Eric M. Willis(6)	2024	378,380	200,750	746,644	264,992	20,700	1,611,466
Senior Vice President, General Counsel & Corporate Secretary

(1)

The amounts in this column represent the base salary earned by each of our NEOs in the applicable fiscal year. Mr. Furbee joined the Company on March 17, 2023, and therefore the amount reported in 2023 reflects the annual base salary he earned for the portion of 2023 that he was employed by the Company.

(2)

The amounts in this column represent, for fiscal year 2024, (i) a discretionary cash incentive bonus awarded to each of our NEOs in respect of fiscal year 2024, and (ii) for Mr. Willis, this number also includes the cash portion of the Merit Bonus (as defined below) (i.e., $187,500). See the section below titled “Annual Incentive Bonuses” for more information on such bonuses.

(3)

The amounts in this column represent the aggregate grant date fair value of the stock awards granted to our NEOs in the applicable fiscal year, computed in accordance with FASB ASC Topic 718, but excluding any impact of estimated forfeiture rates. For fiscal year 2024, our NEOs received a grant under the EIP (as defined below) of restricted stock units with both performance- and service-based vesting conditions (“PSUs”) and restricted stock units with only service-based vesting conditions (“RSUs”). For fiscal year 2024, this number also includes, for Mr. Willis, the equity portion of the Merit Bonus (i.e., 10,258 RSUs). The amounts reported in this column in respect of the PSU awards granted to our NEOs reflect the Company’s determination of the probable outcome of the performance-vesting conditions. Assuming maximum performance for the PSU awards granted to our NEOs in fiscal year 2024, the grant date fair value included in this column for Messrs. Willsher, Furbee and Willis would be equal to approximately $1,880,266, $822,620 and $822,620, respectively. See the section below titled “Long Term Incentive Compensation” for more information.

(4)

The amounts in this column reflect the annual incentive bonuses paid in cash to each NEO pursuant to our annual incentive bonus program based on the achievement of the applicable performance conditions. See the section below titled “Annual Incentive Bonuses” for more information.

(5)	Amounts in this column reflect, for fiscal year 2024, Company contributions to the Company’s 401(k) plan.
(6)	Mr. Willis was not an NEO in fiscal year 2023.

Narrative Disclosure to Summary Compensation Table

The Company employs a compensation philosophy that emphasizes pay-for-performance based on a combination of Company and individual performance, and places the majority of each officer’s compensation at risk based on key performance indicators or stock price performance over the long term. We believe this pay-for-performance approach generally aligns the interests of our executive officers with that of our stockholders. The Company’s executive compensation program is designed to attract and retain individuals with the background and skills necessary to successfully execute on our business strategy in a demanding environment, to motivate those individuals to reach near-term and long-term goals and to reward success in achieving such goals. As our needs evolve and as circumstances require, we periodically reevaluate our executive compensation philosophy, principal objectives and programs. Certain best practice elements of our compensation program are described below.

What We Do	What We Do Not Do
Award majority of NEO compensation as performance-based, at-risk compensation	No excessive perquisites
Cap maximum payout opportunities for short- and long-term incentive compensation	No excise tax gross-ups upon a change of control
Majority of annual incentive goals tied to quantitative metrics	No hedging of Company stock permitted
Cap PSU payouts at target if Amplify’s total shareholder return (“TSR”) is negative over the performance period	No single-trigger change-in-control benefits
Maintain a clawback policy in the event of a financial restatement
Maintain robust stock ownership guidelines
Maintain anti-hedging and anti-pledging policies
Engage an independent, external compensation consultant

Our compensation program is designed to align executive compensation with Company performance. The following charts illustrate that the largest component of target compensation for our NEOs is performance-based, aligning the interests of our NEOs with those of our stockholders. For our CEO and our other NEOs, 75% and 69% of the total target compensation for fiscal year 2024 was allocated to performance and/or stock-based compensation, respectively. The chart below reflects the target compensation for our NEOs’ during fiscal year 2024, including base salary, target annual incentive bonus and target long-term incentive opportunities.

FISCAL YEAR 2024 TARGET COMPENSATION (AS OF DECEMBER 31, 2024)

Chief Executive Officer	Other Named Executive Officers

Determining Compensation

To understand the competitive market for executive talent, the Compensation Committee of the Board (the “Compensation Committee”), in consultation with its independent compensation consultant, Meridian Compensation Partners, LLC (“Meridian”), compares Amplify’s compensation design and pay levels to compensation data for similarly situated executives at peer companies. The Compensation Committee, in consultation with Meridian, then selects peer companies based on their industry and company size as defined by enterprise value, market capitalization, assets, and production.

Compensation Peer Group

As a result of the recent consolidation in the exploration and production (E&P) sector, compensation peer group selection for smaller E&P companies is challenging, with a limited number of companies that have a similar size and operations to Amplify. The Compensation Committee developed a peer group for its fiscal year 2024 compensation decisions with the assistance of Meridian. The Compensation Committee, in consultation with Meridian, approved the following peer group of 10 companies for purposes of assessing fiscal year 2024 executive compensation:

2024 Compensation Peer Group
Berry Corporation	Granite Ridge Resources, Inc.	SilverBow Resources, Inc.
Diversified Energy Company PLC	Riley Exploration Permian, Inc.	VAALCO Energy, Inc.
Evolution Petroleum Corporation	Ring Energy, Inc.	W&T Offshore, Inc.
Gran Tierra Energy Inc.	SandRidge Energy, Inc.

Performance Peer Group

Amplify has historically used the same peer group for executive compensation and relative TSR performance measurement purposes. However, for fiscal year 2024, in light of transactional activity involving exploration and production companies of comparable size to Amplify and the corresponding reduction in the number of relevant peers, the Compensation Committee, with the assistance of Meridian, evaluated the utilization of a separate peer group to measure relative Company performance as part of its long-term incentive program.

For purposes of determining this performance peer group, the Compensation Committee approved the inclusion of two industry specific, market-based indices to ensure a robust comparator set to buffer against continued transactional activity over the performance period and to acknowledge the broader competition for investor capital. The Compensation Committee, in consultation with Meridian, approved the following peer group of 11 companies and 2 broader indices to assess fiscal year 2024 long-term incentive performance:

2024 Performance Peer Group
Berry Corporation	Ring Energy, Inc.	W&T Offshore, Inc.
Diversified Energy Company PLC	SandRidge Energy, Inc.	SPDR S&P Oil & Gas Exploration & Production ETF
Gran Tierra Energy Inc.	SilverBow Resources, Inc.	iShares Russell 2000 ETF
Mach Natural Resources LP	TXO Partners L.P.
Riley Exploration Permian, Inc.	VAALCO Energy, Inc.

The Compensation Committee works with Meridian to determine our NEO’s compensation generally, which it then recommends to the Board for approval.

Base Salaries

In fiscal year 2024, the Company provided base salaries for our NEOs that were generally competitive within the market, but relatively moderate as compared to the base salaries paid by companies with which we compete for similar executive talent across the broad spectrum of the energy industry. Following the Compensation Committee’s discussions with Meridian, and in order to be more competitive with industry peers, the Board approved increases to our NEOs’ base salaries for fiscal year 2024, effective as of January 25, 2024.

The annualized base salaries paid to our NEOs in fiscal years 2024 and 2023 are set forth in the chart below:

			Percent Increase
Name	2023	2024	(2023-2024)
Mr. Willsher	$520,000	$540,800	4.0%
Mr. Furbee	$364,000	$400,000	9.9%
Mr. Willis	$364,000	$378,560	4.0%

Annual Incentive Bonuses

Annual incentive cash bonuses represent the short-term performance-based element of the Company’s compensation program. Annual incentive bonus awards may be earned pursuant to our annual incentive bonus program and are based on achievement of pre-determined Company financial objectives, as determined by the Board. We review overall contribution to Company performance for our NEOs annually to determine the annual incentive bonus award payments for the most recently completed fiscal year. At the end of each fiscal year, we meet with each NEO to discuss our performance goals for the upcoming fiscal year and what each NEO is expected to contribute to help us achieve those performance goals.

Generally, the determination of each NEO’s actual annual bonus payout will reflect actual corporate performance measured against pre-determined performance goals, subject to the Compensation Committee’s discretion to adjust payments as it deems appropriate.

2024 Annual Incentive Bonus

The Compensation Committee considers several factors in determining the total bonus opportunity for our NEOs pursuant to our annual incentive bonus program. For fiscal year 2024, the Company adopted revised annual incentive bonus metrics and methodologies (as compared to fiscal year 2023). As part of the Company’s effort to bring annual bonus metrics further in line with our industry peers, for fiscal year 2024 the Compensation Committee increased the weighting of the quantitative metrics to 100% and eliminated the weighted discretionary component.

With significant focus placed on the Company’s 2024 development plan at our producing oil property located in federal waters offshore Southern California (“Beta”), the Compensation Committee determined to bifurcate the oil and natural gas production metrics to better align with Beta’s 100% oil production profile. The Compensation Committee also placed greater emphasis on the Company’s key financial metrics, increasing the weighting of (i) reported free cash flow from 15% to 30% and (ii) lease operating expense and capital expenditure from 10% to 20%. The Compensation Committee retains all powers and discretion necessary or appropriate to administer the Company’s annual incentive bonus program and to control its operation.

For the 2024 fiscal year, the Company’s performance measures in respect of the annual incentive bonus program were the following:

Performance Metric	Weight
Reported free cash flow ($MM)	30%
Average daily production (oil) (Mboe/d)	20%
Average daily production (natural gas / NGLs) (Mboe/d)	5%
Lease operating expense and capital expenditures ($MM)	20%
Cash general and administrative expense ($MM)	10%
ESG - Total recordable incident rate (3-year average improvement)	5%
ESG - Spill rate (3-year average improvement)	5%
ESG - Strategy (%)	5%
Total	100%

Target performance levels for each performance objective above were established by the Compensation Committee in the first quarter of fiscal year 2024, and were set at challenging levels that were both consistent with our long-term goals and intended to incentivize and reward superior performance. In addition, a threshold level of performance was established for each performance objective, and if threshold performance for a performance objective was not achieved, no bonus amount will be earned in respect of such performance objective.

For fiscal year 2024, the pre-determined performance goals, and the Company’s actual performance with respect to such goals, were as follows:

Performance Metric	Threshold	Target	Maximum	Weight	Actual Performance
Reported free cash flow ($MM)	$10.0	$24.3	$38.6	30%	31.3%
Average daily production (oil) (Mboe/d)	6.8	8.5	10.2	20%	19.1%
Average daily production (natural gas / NGLs) (Mboe/d)	9.2	11.5	13.7	5%	4.7%
Lease operating expense and capital expenditures ($MM)	$220.0	$196.0	$172.0	20%	14.9%
Cash general and administrative expense ($MM)	$30.0	$27.0	$24.0	10%	10.2%
ESG – Total recordable incident rate (3-year average improvement) (#)	1.9	1.1	0.3	5%	7.2%
ESG – Spill rate (3-year average improvement) (#)	33.0	22.0	11.0	5%	7.1%
ESG – Strategy (%)	—	5%	—	5%	5.0%

In evaluating the Company’s performance for fiscal year 2024, the Compensation Committee considered many factors, including the strong financial performance of the organization and the progress of various strategic and operational objectives, including, but not limited to, (i) the pending merger with Juniper Capital Advisors, L.P., (ii) the strong performance of the Beta development plan, (iii) the successful renegotiation of the sinking fund payments, which resulted in a reduction of approximately $7 million per year, (iv) the monetization of certain East Texas acreage with Haynesville deep rights and (v) the reduction of the Company’s suspense liability by approximately $8.4 million. The Committee also recognized the achievements related to the Company’s ESG strategy, including (i) the completion of the emissions reduction and electrification facility projects, (ii) the significant reductions in both total recordable incident rate and spill rate, (iii) the publication of the Company’s second annual sustainability report and (iv) the inclusion of additional metrics to improve and reinforce the Company’s safety culture.

Based on the Compensation Committee’s evaluation of the Company’s overall performance for fiscal year 2024, the Compensation Committee determined that such performance resulted in a payout for each NEO of 99.5% of target. The Compensation Committee then exercised its upward discretion pursuant to the Company’s annual incentive bonus program to payout an additional 5.5% bonus to each of our NEOs.

Beta One-Time Merit Bonus

In February 2024, Mr. Willis received a one-time merit bonus payment in consideration for his contributions to the Company in connection with the oil incident at Beta in 2021, which was paid in the form of cash and equity (the “Merit Bonus”). The cash portion of the Merit Bonus was equal to $187,500, and the equity portion of the Merit Bonus was paid as a grant of 10,258 RSUs, which vest on an equal basis over a three-year period and so long as Mr. Willis remains employed by the Company through the applicable vesting date.

Employment Agreements

Each of our NEOs are party to an employment agreement with the Company and Amplify Energy Services LLC, effective as of November 1, 2023 (collectively, the “Employment Agreements”). The Employment Agreements memorialize each NEO’s initial base salary and target annual bonus. Each Employment Agreement subjects the NEO to certain non-competition, non-solicitation and non-interference covenants that apply during the term of employment and for 12 months thereafter, as well as perpetual assignment of inventions, non-disparagement and confidentiality covenants. See the section below titled “Potential Payments upon Termination or Change in Control-Severance Benefits under Employment Agreements” for further details regarding the payments that our NEOs are eligible to receive upon a termination of employment or a change in control.

Long Term Incentive Compensation

The long-term incentive equity awards granted to our NEOs in fiscal year 2024 were made under the Amplify Energy Corp. Equity Incentive Plan (the “2021 EIP”), which permitted us to grant nonqualified stock options, incentive stock options, restricted stock awards, RSUs, PSUs, stock appreciation rights, other stock-based awards and cash awards. On April 1, 2024, we adopted the Amplify Energy Corp. 2024 Equity Incentive Plan, which superseded and replaced the 2021 EIP in its entirety upon its approval by our stockholders at the Company’s fiscal year 2024 annual meeting (the “2024 EIP”, and together with the 2021 EIP, collectively, the “EIP”). The purpose of the EIP is to align the interests of our eligible service providers with the interests of our stockholders by providing long term incentive compensation awards tied to Company performance.

Each of our NEOs is eligible to participate in the EIP. The EIP allows the Company to grant nonqualified stock options, incentive stock options, restricted stock, RSUs, PSUs, stock appreciation rights, other stock-based awards and cash awards. The Compensation Committee determines the size and vesting terms of all awards granted under the EIP and recommends such terms to the Board for approval. The Compensation Committee administers all other aspects of the EIP.

For fiscal year 2024, each of our NEOs received an annual grant of PSUs and RSUs, with PSUs representing 50% of the total award value (or 60% for Mr. Willsher) and RSUs representing the remaining 50% of the total award value (or 40% for Mr. Willsher). Mr. Willsher’s allocations differ from that of the other NEOs due to the Company’s efforts to strengthen the alignment of pay and performance. Commencing with fiscal year 2025, Mr. Willsher’s long-term incentive package was increased from 200% of base salary to 260% of base salary, with additional weighting to performance-based compensation (70% PSUs, 30% RSUs).

The PSUs granted to our NEOs in fiscal year 2024 vest based on the achievement of the Company’s relative total shareholder return, measured during the three-year performance period, subject to continued employment through the applicable vesting date. If the Company’s absolute shareholder return is negative over such performance period, the PSU payout will be capped at 100% of target.

The RSUs granted to our NEOs in fiscal year 2024 vest ratably over a three-year period, subject to continued employment through each applicable vesting date.

See the section below titled “Potential Payments upon Termination or Change in Control-Accelerated Vesting under Award Agreements” for details regarding the payments that our NEOs are eligible to receive pursuant to the EIP and their applicable award agreements upon certain terminations of employment or a change in control.

Clawback Policy

The Compensation Committee has adopted a clawback policy (the “Clawback Policy”) that complies with NYSE’s new clawback rules promulgated under Section 10D of the Exchange Act. In the event the Company is required to prepare an accounting restatement of its financial statements due to the Company’s material noncompliance with any such financial reporting requirement, the Clawback Policy requires that covered executives must reimburse the Company, or forfeit, any excess incentive-based compensation “received” (as defined under Section 10D of the Exchange Act) by such covered executive during the three completed fiscal years immediately preceding the date on which the Company is required to prepare the restatement. Executives covered by the Clawback Policy are current and former executive officers, as determined by the Compensation Committee in accordance with Section

10D of the Exchange Act and the NYSE listing standards. Incentive-based compensation subject to the Clawback Policy includes any cash or equity compensation that is granted, earned or vested based wholly or in part on the attainment of a financial reporting measure. The amount subject to recovery is the excess of the incentive-based compensation received based on the erroneous data over the incentive-based compensation that would have been received had it been based on the restated results. The Clawback Policy will only apply to incentive-based compensation received on or after October 2, 2023. The Clawback Policy is available as Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2024.

Equity Award Granting Practices

We do not currently grant new awards of stock options, stock appreciation rights or similar option-like instruments. Accordingly, we do not have a specific policy or practice on the timing of such awards in relation to the disclosure of material nonpublic information by the Company. In the event we determine to grant such awards in the future, the Board and the Compensation Committee will evaluate the appropriate steps to take in relation to the foregoing.

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards held by our NEOs as of December 31, 2024.

					Equity Incentive Plan
				Equity Incentive	Awards:
		Number of	Market Value of	Plan Awards:	Market or Payout
		Shares or	Shares or Units	Number of	Value of Unearned
		Units of Stock	of Stock That	Unearned Shares,	Shares, Units or
		That Have Not	Have Not	Units or Other	Other Rights That
		Vested	Vested	Rights That Have	Have Not Vested
Name	Grant Date	(#)	($)(1)	Not Vested (#)	($)(1)
Martyn Willsher	2/1/2024(2)	—	—	102,411	614,466
	2/1/2024(4)	68,274	409,644
	2/1/2023(2)	—	—	56,117	336,702
	2/1/2023(4)	37,412	224,472	—	—
	2/1/2022(3)	—	—	120,192	721,152
	2/1/2022(4)	20,032	120,192	—	—
Daniel Furbee	2/1/2024(2)	—	—	44,805	268,830
	2/1/2024(4)	44,805	268,830	—	—
	4/1/2023(2)	—	—	55,829	334,974
	4/1/2023(4)	37,220	223,320	—	—
Eric M. Willis	2/1/2024(2)	—	—	44,805	268,830
	2/1/2024(4)	55,063	330,378
	2/1/2023(2)	—	—	29,462	176,772
	2/1/2023(4)	19,642	117,852	—	—
	2/1/2022(3)	—	—	72,116	432,696
	2/1/2022(4)	12,020	72,120

(1)	Amounts reported in this column are based on the fair market value of our common stock as of December 31, 2024, the last day of fiscal year 2024 (i.e., $6.00 per share).
(2)

Reflects PSUs that were granted to our NEOs under the EIP, and cliff vest pursuant to the Company’s achievement of certain performance goals over a three-year performance period, subject to the holder’s continued employment by the Company through the settlement date. As of December 31, 2024, the Company’s achievement of the performance goals was at (i) 100% of target for PSU awards granted in fiscal year 2023 and (ii) at 83% of target for PSU awards granted in fiscal year 2024. Accordingly, the number of PSUs reported in the table reflect amounts based on target performance (100% of target) for the 2023 PSU awards and target performance (100% of target) for the 2024 PSU awards.

(3)

Reflects PSUs that were granted to our NEOs under the EIP, and cliff vest pursuant to the Company’s achievement of certain performance goals over a three-year performance period, subject to the holder’s continued employment by the Company through the settlement date. In January 2024, the Compensation Committee certified the level of performance achievement with respect to the PSU awards relating to the performance period ended December 31, 2024. Accordingly, such PSU awards are reported based on actual achievement, which was 200% of target.

(4)

Reflects RSUs that were granted to our NEOs under the EIP. These RSUs vest in substantially equal installments on each of the first three anniversaries of the grant date, so long as the holder remains employed by the Company through the applicable vesting date.

Potential Payments upon Termination or Change of Control

The following table sets forth information concerning the payments to be made to each of our NEOs in connection with a change of control or termination of employment, presuming a termination or change of control date of December 31, 2024 and the fair market value of a share of common stock on December 31, 2024 ($6.00 per share). The below table only includes information for employment termination or change of control events that trigger vesting or severance-related payments and assumes that each executive will take all action necessary or appropriate for such person to receive the maximum available benefit, such as execution of a release of claims. The precise amount that each of our NEOs would receive cannot be determined with any certainty until a change of control has occurred.

			Involuntary
	Involuntary		Termination in
	Termination	Termination upon	Connection with a
	(Non-Change in	Death	Change in Control
Name	Control) ($)(1)(2)	or Disability ($)(3)	($)(4)(5)
Martyn Willsher
Cash Severance	1,622,400	540,800	2,704,000
Accelerated Equity Compensation	1,904,754	—	2,426,628
Health and Welfare Benefits	31,839	—	31,839
Total	3,558,993	540,800	5,162,467
Daniel Furbee
Cash Severance	1,120,000	320,000	1,760,000
Accelerated Equity Compensation	805,080	—	1,095,954
Health and Welfare Benefits	31,839	—	31,839
Total	1,956,919	320,000	2,887,793
Eric M. Willis
Cash Severance	1,022,112	264,992	1,552,096
Accelerated Equity Compensation	1,160,508	—	1,398,648
Health and Welfare Benefits	7,992	—	7,992
Total	2,190,612	264,992	2,958,736

(1)

If Messrs. Willsher, Furbee and Willis experience a Good Leaver Termination (as defined below) (not in connection with a change in control) described below, then subject to the NEO’s execution and non-revocation of a general release of claims and continued compliance with the restrictive covenants, the NEO will be entitled to: (i) the Prior Year Bonus (as defined below), if any, (ii) the Pro Rata Bonus Amount (as defined below), if any, (iii) an amount equal to two times the annual base salary as in effect on the day before the termination date, payable in a lump sum within 70 days following the termination date and (iv) up to 12 months of continued health insurance benefits under the Company group health plan (at the employee rate), subject to the NEO’s continued eligibility for COBRA coverage and terminable if the NEO obtains other employment offering group health plan coverage.

(2)

Accelerated Equity Compensation amounts reflect market value of outstanding RSUs, which would become vested in connection with a Good Leaver Termination. In the event of a Good Leaver Termination, subject to the NEO’s execution and non-revocation of a release of claims and continued compliance with the restrictive covenants, any unvested RSUs will fully vest and a pro-rata portion of any unvested PSUs will vest based on actual performance through the end of the applicable performance period to occur immediately following the date of termination. The values included in the table for the pro-rata portion of unvested PSUs reflect 200% of target for the 2022 PSUs, 100% of target for the 2023 PSUs, and 100% of target for the 2024 PSUs.

(3)

If an NEO’s employment is terminated by us while the NEO is disabled, or if the NEO’s employment terminates as a result of the NEO’s death, subject to the NEO’s execution and non-revocation of a release of claims and continued compliance with the restrictive covenants, as applicable, each NEO is entitled to (i) the Prior Year Bonus and (ii) the Pro Rata Bonus Amount.

(4)

If Messrs. Willsher, Furbee and Willis experience a Good Leaver Termination within the 18-month period following a change of control (as defined in the Employment Agreement), then subject to the NEO’s execution and non-revocation of a release of claims and continued compliance with the restrictive covenants, the NEO will be entitled to: (i) the Prior Year Bonus, if any, (ii) the Pro Rata Bonus Amount, if any, (iii) an amount equal to two times the sum of (x) the annual base salary as in effect on the day before the termination date, and (y) the target annual bonus, payable in a lump sum within 70 days following the termination date and (iv) up to 12 months of continued health insurance benefits under the Company group health plan (at the employee rate), subject to the NEO’s continued eligibility for COBRA coverage and terminable if the NEO obtains other employment offering group health plan coverage.

(5)

In the event an NEO experiences a Good Leaver Termination during the 18-month period following a change in control (a “Qualifying CIC Termination”), any unvested RSUs fully vest and each incomplete performance period with respect to unvested PSUs will be deemed to have ended as of the third business day prior to the date of the consummation of such change in control (the “Measurement Date”) and a number of unvested PSUs will vest equal to the greater of (A) the number of PSUs that would vest based on actual performance through the Measurement Date and (B) the number of PSUs that would vest based on target performance, as set forth in the applicable award agreement. In the event an NEO experiences a Qualifying CIC Termination following a change in control occurring December 31, 2024, our NEOs will be entitled to the amounts set forth in “Accelerated Equity Compensation” pursuant to accelerated vesting of their RSUs and PSUs under the applicable award agreements, assuming performance at 200% of target for the 2022 PSUs, 100% of target for the 2023 PSUs and 100% of target for the 2024 PSUs.

Severance Benefits under Employment Agreements

Under the Employment Agreements, upon any termination of employment with the Company, Messrs. Willsher, Frew and Furbee will be entitled to (i) accrued but unpaid base salary through the termination date, (ii) any unreimbursed business expenses incurred through the termination date and (iii) payment of any amounts accrued and vested under any employee benefit plans or programs of the Company, and any payments or benefits required to be made or provided under applicable law (collectively, the “Accrued Amounts”).

In the event of a termination of the NEO’s employment with the Company without “cause” (as defined below) or for “good reason” (as defined below) (each, a “Good Leaver Termination”), then in addition to the Accrued Amounts and subject to the NEO’s execution and non-revocation of a release of claims and continued compliance with the restrictive covenants, the NEO will be entitled to: (i) any unpaid annual bonus with respect to the calendar year ending on or preceding the termination date, in an amount equal to the annual bonus amount the NEO would have received (if any) had the NEO been employed on the payment date, payable at the same time annual bonuses are paid to actively employed senior executives of the Company (the “Prior Year Bonus”), (ii) a pro rata portion of the target Annual Bonus for the calendar year in which the termination occurs (the “Pro Rata Bonus Amount”), payable in a lump sum within 70 days following the termination date, (iii) an amount equal to two times the NEO’s annual base salary as in effect on the day before the termination date, payable in a lump sum within 70 days following the termination date and (iv) up to 12 months of continued health insurance benefits under the Company group health plan (at the employee rate), subject to the NEO’s continued eligibility for COBRA coverage and terminable if the NEO obtains other employment offering group health plan coverage.

If an NEO’s employment with the Company is terminated due to death or “disability” (as defined in the Employment Agreements), then in addition to the Accrued Amounts and subject to the NEO’s execution and non-revocation of a general release of claims and continued compliance with the restrictive covenants, as applicable, the NEO is entitled to: (i) the Prior Year Bonus and (ii) the Pro Rata Bonus Amount.

In the event of a termination of the NEO’s employment with the Company without “cause” or for “good reason” within the 18-month period following a change of control (as defined in the Employment Agreement), then in addition to the Accrued Amounts and subject to the NEO’s execution and non-revocation of a general release of claims and continued compliance with the restrictive covenants, the NEO will be entitled to: (i) the Prior Year Bonus, if any, (ii) the Pro Rata Bonus Amount, if any, (iii) an amount equal to two times the sum of (x) the NEO’s annual base salary as in effect on the day before the termination date, and (y) the target annual bonus, payable in a lump sum within 70 days following the termination date and (iv) up to 12 months of continued health insurance benefits under the Company group health plan (at the employee rate), subject to the NEO’s continued eligibility for COBRA coverage and terminable if the NEO obtains other employment offering group health plan coverage.

The Employment Agreements provide for a Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), “best-net” cutback, which would cause an automatic reduction in any payments or benefits the NEOs would receive that constitute parachute payments within the meaning of Section 280G of the Code, in the event such reduction would result in the NEOs receiving greater payments and benefits on an after-tax basis.

For purposes of the Employment Agreements, “cause” generally means the occurrence of the NEO’s: (i) conviction of a felony, or plea of guilty or nolo contendere to, any felony or any crime of moral turpitude, (ii) repeated intoxication by alcohol or drugs during the performance of the NEO’s duties, (iii) embezzlement or other willful and intentional misuse of any of the funds of the Company or its direct or indirect subsidiaries, (iv) commission of a demonstrable act of fraud, (v) willful and material misrepresentation or concealment on any written reports submitted to the Company or its direct or indirect subsidiaries, (vi) material breach of the Employment Agreement or any other agreement with the Company, (vii) failure to follow or comply with the reasonable, material and lawful written directives of the Board or (viii) conduct constituting a material breach of the Company’s then-current code of conduct or other similar written policy that has been provided to the NEO.

For purposes of the Employment Agreement, “good reason” generally means the occurrence of any of the following without the NEO’s written consent: (i) a relocation of the NEO’s principal work location to a location in excess of 40 miles from its then current location (provided that, a relocation shall not include: (A) the NEO’s travel for business in the course of performing the NEO’s duties for the Company, (B) the NEO working remotely or (C) the Company requiring the NEO to report to the office within the NEO’s principal place of employment (instead of working remotely)), (ii) a reduction in the NEO’s then current base salary or target annual bonus, or both, (iii) a material breach of any provision of the Employment Agreement by the Company or (iv) any material reduction in the NEO’s title, authority, duties, responsibilities or reporting relationship from those in effect as of the effective date of the Employment Agreement, except to the extent such reduction occurs in connection with the NEO’s termination of employment for “cause” or due to the NEO’s death or disability.

Accelerated Vesting under Award Agreements

Pursuant to the applicable RSU award agreement, in the event of a termination of the participant’s service by the Company without “cause” or by the participant for “good reason,” any unvested RSUs will vest. Pursuant to the applicable PSU agreement, in the event of a termination of the participant’s service by the Company without “cause” or by the participant for “good reason,” a pro-rata portion of any unvested PSUs will immediately accelerate and vest based on actual performance through the date of termination. In the event such termination occurs during the 18-month period immediately following a change in control, each incomplete performance period will be deemed to have ended as of the applicable measurement date and a number of unvested PSUs will immediately vest equal to the greater of (A) the number of PSUs that would vest based on actual performance through such measurement date and (B) the number of PSUs that would vest based on target performance (as set forth in the applicable award agreement).

Pay Versus Performance

As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(v) of Regulation S-K, we are providing the following information about the relationship between ‘compensation actually paid’ to the Principal Executive Officer of the Company (“PEO”) and to our other non-PEO NEOs and certain financial performance of the Company. Compensation actually paid, as determined under SEC requirements, does not reflect the actual amount of compensation earned by or paid to our NEOs during a covered year. For further information concerning the Company’s pay-for-performance philosophy and how the Company aligns executive compensation with the Company’s performance, refer to the section above titled “Narrative Disclosure to Summary Compensation Table.”

Average
				Summary	Average		Value of Initial
				Compensation	Compensation		Fixed $100
	Summary			Table Total	Actually Paid		Investment
	Compensation	Compensation		for	to		Based On:	Net Income
	Table Total for	Actually Paid to		Non-PEO	Non-PEO		Total Shareholder	(Loss) (in
	PEO	PEO		NEOs	NEOs		Return	Thousands)
Year	($)(1)	($)(1)(2)		($)(3)	($)(3)(2)		($)(4)	($)(5)
2024	2,484,347	2,032,137	(6)	1,524,692	1,333,584	(6)	101.18	12,946
2023	2,401,494	995,765		1,522,280	1,255,976		67.46	392,750
2022	1,580,799	2,909,862		968,111	1,765,553		182.64	57,875

(1)	The name of the PEO reflected in these columns for each of the applicable fiscal years is Martyn Willsher.
(2)

In calculating the ‘compensation actually paid’ amounts reflected in these columns, the fair value or change in fair value, as applicable, of the equity award adjustments included in such calculations was computed in accordance with FASB ASC Topic 718. The valuation assumptions used to calculate such fair values did not materially differ from those disclosed at the time of grant.

(3)

The names of each of the non-PEO NEOs reflected in these columns are (i) for fiscal year 2024, Daniel Furbee and Eric M. Willis, (ii) for fiscal year 2023, James Frew and Daniel Furbee, and (iii) for fiscal year 2022, Richard Smiley and Eric M. Willis.

(4)

The Company TSR reflected in this column for each applicable fiscal year is calculated based on a fixed investment of $100 at the applicable measurement point on the same cumulative basis as is used in Item 201(e) of Regulation S-K.

(5)	Represents the amount of net income (loss) reflected in the Company’s audited GAAP financial statements for each applicable fiscal year.
(6)

For fiscal year 2024, the ‘compensation actually paid’ to the PEO and the average ‘compensation actually paid’ to the non-PEO NEOs reflect each of the following adjustments made to the total compensation amounts reported in the Summary Compensation Table for fiscal year 2024, computed in accordance with Item 402(v) of Regulation S-K:

	PEO	Average Non-PEO NEOs
Total Compensation Reported in 2024 Summary Compensation Table	$2,484,347	$1,524,692
Less, Grant Date Fair Value of Stock & Option Awards Reported in the 2024 Summary Compensation Table	$1,355,922	$(715,408)
Plus, Year-End Fair Value of Awards Granted in 2024 that are Outstanding and Unvested	$1,292,427	$685,823
Plus, Change in Fair Value of Awards Granted in Prior Years that are Outstanding and Unvested (From Prior Year-End to Year-End)	$(523,468)	$(203,583)
Plus, Vesting Date Fair Value of Awards Granted in 2024 that Vested in 2024	$—	$—
Plus, Change in Fair Value of Awards Granted in Prior Years that Vested in 2024 (From Prior Year-End to Vesting Date)	$134,753	$42,060
Less, Prior Year-End Fair Value of Awards Granted in Prior Years that Failed to Vest in 2024	$—	$—
Plus, Dollar Value of Dividends or other Earnings Paid on Stock & Option Awards in 2024 prior to Vesting (if not reflected in the fair value of such award or included in Total Compensation for 2024)	$—	$—
Total Adjustments	$(452,210)	$(191,108)
Compensation Actually Paid for Fiscal Year 2024	$2,032,137	$1,333,584

Pay versus Performance Comparative Disclosure

As described in more detail in the section titled “Narrative Disclosure to Summary Compensation Table,” the Company’s executive compensation program reflects a variable pay-for-performance philosophy. While the Company utilizes several performance measures to align executive compensation with Company performance, all of those Company measures are not presented in the table above. Further, the Company generally seeks to incentivize long-term performance, and therefore does not specifically align the Company’s performance measures with ‘compensation actually paid’ for a particular year (as computed in accordance with Item 402(v) of Regulation S-K).

In accordance with Item 402(v) of Regulation S-K, the Company is providing the following descriptions of the relationships between the information presented in the table above.

Compensation Actually Paid and Company TSR

As demonstrated by the following graph, the amount of ‘compensation actually paid’ to the PEO and the average amount of ‘compensation actually paid’ to the non-PEO NEOs is generally aligned with the Company’s TSR over the three years presented in the table. This is because a significant portion of the ‘compensation actually paid’ to the PEO and to the non-PEO NEOs is comprised of equity awards.

Compensation Actually Paid and Net Income

The following graph illustrates the relationship between (x) the amount of ‘compensation actually paid’ to the PEO and the average amount of ‘compensation actually paid’ to the non-PEO NEOs and (y) the Company’s net income over the three years presented in the table. Compensation actually paid is less sensitive to our net income performance as compared to our TSR performance.

DIRECTOR COMPENSATION

Our director compensation policy provides for a combination of an annual cash retainer and equity award. Our non-employee directors’ annual cash retainer for fiscal year 2024 was equal to $75,000 (or $175,000 for the Chairman of the Board), paid quarterly in advance. Our non-employee directors also received RSUs in fiscal year 2024 that fully vest over a one-year period, subject to continued service through such vesting date, each of which had a grant date fair value equal to $125,000 (or $175,000 for the Chairman of the Board). In addition, each of our non-employee directors who served as a committee chair received an additional $25,000 cash retainer.

Our non-employee directors are reimbursed for all out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director is fully indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law.

2024 Director Compensation Table

The following table presents information regarding compensation paid to our non-employee directors during the fiscal year ended December 31, 2024.

	Fees
	Earned
	or Paid in	Stock
	Cash	Awards	Total
Name	($)(1)	($)(2)	($)
Deborah G. Adams	100,000	132,149	232,149
James E. Craddock	100,000	132,149	232,149
Patrice Douglas	75,000	132,149	207,149
Christopher W. Hamm	175,000	185,008	360,008
Randal T. Klein(3)	37,500	—	37,500
Vidisha Prasad	75,000	132,149	207,149
Todd R. Snyder	100,000	132,149	232,149

(1)	Amounts in this column include the non-employee director’s fiscal year 2024 annual cash retainer fee and, if applicable, the non-employee director’s fiscal year 2024 committee chair fees.
(2)

The amounts in this column represent the aggregate grant date fair value of the RSUs granted to our non-employee directors in fiscal year 2024, computed in accordance with FASB ASC Topic 718, but excluding any impact of estimated forfeiture rates. These RSUs vest on the first anniversary of the grant date, subject to the holder’s continued service on the Board through the vesting date. As of December 31, 2024: (i) Mses. Adams, Douglas and Prasad and Messrs. Craddock and Snyder each held 19,665 unvested RSUs, and (ii) Mr. Hamm held 27,531 unvested RSUs.

(3)	Effective as of May 15, 2024, Mr. Klein tendered his resignation from the Board.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, to our knowledge, as of April 17, 2025, the beneficial ownership of our Common Stock that are owned by:

•	each person known by us to be a beneficial owner of more than 5% of our outstanding common shares;
•	each director;
•	each executive officer; and

•	all executive officers and current directors as a group.

We have prepared the table and the related notes based on information provided in the most recent Section 16 filing or Schedule 13D filed by such person. We have not sought to verify such information. The number of shares beneficially owned by a person includes shares of Common Stock underlying warrants, stock options, restricted stock units, and any other derivative securities to acquire Common Stock held by that person that are currently exercisable or convertible within 60 days after the date of this Form 10-K/A. The shares issuable under any such securities are treated as outstanding for computing the percentage ownership of the person holding these securities, but are not treated as outstanding for the purposes of computing the percentage ownership of any other person.

	Shares of
	Common
	Stock
	Beneficially	Percentage of
Name of Beneficial Owner(1)	Owned(2)	Outstanding(3)
BlackRock, Inc.(4)	2,515,369	6.2%
Affiliates of Stoney Lonesome HF LP(5)	2,915,757	7.2%
Dimensional Fund Advisors LP(6)	2,374,481	5.9%
The Vanguard Group(7)	2,264,005	5.6%
Deborah G. Adams	61,961	*
James E. Craddock	24,892	*
Patrice Douglas	60,295	*
Eric Dulany	34,617	*
Christopher W. Hamm	167,371	*
James Frew	54,222	*
Daniel Furbee	39,238	*
Anthony W. Lopez	140,421	*
Vidisha Prasad	13,185	*
Todd R. Snyder	108,416	*
Eric M. Willis	222,753	*
Martyn Willsher	310,794	*
All Executive Officers and Current Directors as a Group (12 persons)	1,238,165	3.1%

*	Less than 1.0%
(1)	Unless otherwise noted, the address for all beneficial owners in this table is c/o Amplify Energy Corp., 500 Dallas Street, Suite 1700, Houston, Texas 77002.
(2)

The amounts and percentages of Common Stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

(3)

Based on 40,336,579 shares of Common Stock outstanding as of April 16, 2025. Shares of Common Stock (i) issuable upon the vesting of restricted stock units within 60 days of the date of this Form 10-K/A and (ii) subject to stock options that are currently exercisable or exercisable within 60 days of the date of this Form 10-K/A are deemed to be outstanding for the purpose of computing the percentage ownership of the person holding those restricted stock units or stock options, but are not treated as outstanding for the purpose of computing the percentage ownership of (x) any other person or (y) the aggregate held by all executive officers and directors as a group.

(4)

Based on information contained in Amendment No. 1 to Schedule 13G filed with the SEC on January 29, 2024 by BlackRock, Inc. (“BlackRock”) indicating that, as of September 30, 2024, Dimensional (as defined below) had sole voting power over 2,327,438 shares of Common Stock, shared voting power over 0 shares, sole dispositive power over 2,374,481 shares and shared dispositive power over 0 shares. The principal address of the foregoing entity is 50 Hudson Yards, New York, NY 10001.

(5)

Based on information contained in Schedule 13D filed with the SEC on April 16, 2025 by a group consisting of Stoney Lonesome HF LP, The Drake Helix Holdings, LLC and Clint Coghill (together, “Stoney”), indicating that, as of April 15, 2025, Stoney was the beneficial owner of an aggregate of 2,915,757 shares of Common Stock. Mr. Coghill is the president of the general partner of Stoney Lonesome HF LP. The principal address of the foregoing persons is 222 S Riverside Plaza Ste 15-155, Chicago, IL 60606.

(6)

Based on information contained in Schedule 13G filed with the SEC on October 31, 2024 by Dimensional Fund Advisors LP (“Dimensional”) indicating that, as of December 31, 2023, BlackRock had sole voting power over 2,392,147 shares of Common Stock, shared voting power over 0 shares, sole dispositive power over 2,515,369 shares and shared dispositive power over 0 shares. The principal address of the foregoing entity is 6300 Bee Cave Road, Building One, Austin, TX 78746.

(7)

Based on information contained in Amendment No. 1 to Schedule 13G filed with the SEC on February 13, 2024 by The Vanguard Group (“Vanguard”) indicating that, as of December 31, 2023, Vanguard had sole voting power over 0 shares of Common Stock, shared voting power over 91,313 shares, sole dispositive power over 2,162,094 shares and shared dispositive power over 101,911 shares. The principal address of the foregoing entity is 101 Vanguard Blvd., Malvern, PA 19355.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2024 relating to our equity compensation plans pursuant to which grants of options, restricted stock or other rights to acquire shares may be granted from time to time.

Number of
Securities
Remaining
Available for
	Number of		Future
	Securities to	Weighted-	Issuance
	be	Average	Under Equity
	Issued upon	Exercise	Compensation
	Exercise of	Price of	Plans
	Outstanding	Outstanding	(Excluding
	Options,	Options,	Securities
	Warrants	Warrants	Reflected in
Plan Category	and Rights	and Right	Column (a))
	(a)(1)	(b)	(c)(2)(3)
Equity Compensation Plans Approved by our Security Holders	2,596,357	$—	1,889,359
Equity Compensation Plans Not Approved by Our Security Holders	—	$—	—
Total	2,596,357	$—	1,889,359

(1)

This column reflects all shares of Common Stock subject to outstanding equity awards granted under the 2021 EIP and the 2024 EIP. Such awards include the maximum number of shares of our common stock subject to outstanding RSUs and PSUs. Because the number of shares of our common stock to be issued upon settlement of PSUs is subject to performance-based vesting conditions, the number of shares of our common stock actually issued may be substantially less than the number reflected in column (a).

(2)	No weighted average exercise price is included, as RSUs and PSUs do not have an exercise price.
(3)	All securities reflected in this column (c) are shares of our common stock available under the 2024 EIP.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Procedures for Approval of Related Party Transactions

We maintain a policy for approval of related party transactions. A “Related Party Transaction” is a transaction, arrangement or relationship in which we or any of our subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. A “Related Person” means:

•	any person who is, or at any time during the applicable period was, one of our executive officers or one of our directors;
•	any person who is known by us to be the beneficial owner of more than 5% of our Common Stock;
•

any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of a director, executive officer, or a beneficial owner of more than 5% of our Common Stock, and any person (other than a tenant or employee) sharing the household of such director, executive officer, or beneficial owner of more than 5% of our Common Stock; and

•

any firm, corporation, or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.

The Audit Committee is charged with reviewing the material facts of all Related Party Transactions and either approving or disapproving of the Company’s participation in such transactions under the Company’s written policy regarding Related Party Transactions, which pre-approves or ratifies (as applicable) certain related person transactions, including:

•	any employment by the Company of an executive officer if his or her compensation is required to be reported in the Company’s proxy statement under Item 402;
•	director compensation that is required to be reported in the Company’s proxy statement under Item 402;
•

any transaction with another company or which a Related Person’s relationship is an employee (other than an executive officer), director or beneficial owner of less than 10% of that company’s shares if the aggregate amount involved for any particular service does not exceed the greater of $500,000 or 25% of that company’s total annual revenues; and

•

charitable contribution, grant or endowment by the Company to a charitable organization, foundation or university at which a Related Person’s only relationship is as an employee (other than an executive officer) or a director if the aggregate amount involved does not exceed the lesser of $200,000 or 10% of the charitable organization’s total annual receipts.

In determining whether to approve or disapprove entry into a Related Party Transaction, the Audit Committee shall take into account, among other factors, the following: (i) whether the Related Party Transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances, (ii) the extent of the Related Person’s interest in the transaction, (iii) whether the Related Party Transaction was undertaken in the ordinary course of business of the Company, (iv) the availability of other sources of comparable products or services, (v) whether the Related Party Transaction was initiated by the Company or the Related Person, (vi) the purpose of, and the potential benefits to the Company of the Related Party Transaction, (vii) the approximate dollar value of the amount involved in the Related Party Transaction particularly as it related to the Related Person, and (viii) whether the Related Party Transaction is material to the Company. Further, the policy requires that all Related Party Transactions required to be disclosed in the Company’s filings with the SEC be so disclosed in accordance with applicable laws, rules and regulations.

All related persons transactions since January 1, 2024 which were required to be reported in “Transactions with Related Persons” were reviewed, approved or ratified in accordance with the procedures described above. In addition, since January 1, 2024, there has not been any transaction or series of similar transactions to which the Company was or is a party in which the amount involved exceeded or exceeds $120,000 and in which any of the Company’s directors, executive officers, holders of more than 5% of any class of its voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, other than compensation arrangements with directors and executive officers, which are described in “Item 11. Executive Compensation,” and the transactions described or referred to below.

Transactions with Related Persons

Stockholders Agreement

In connection with the closing of the Company’s proposed business combination transaction between certain of the Company’s subsidiaries and North Peak Oil & Gas, LLC (“North Peak”) and Century Oil and Gas Sub-Holdings, LLC (“Century Oil”), the Company will enter into a Stockholders Agreement (the “Stockholders Agreement”) with North Peak and Century Oil (collectively, the “Stockholder”).

The Stockholders Agreement will provide the Stockholder the right (but not obligation) to designate a number of nominees (each such person, and any other person designated for nomination by the Stockholder pursuant to the Stockholders Agreement, a “Stockholder Nominee”) to the Board such that:

•

From and after the date on which the closing of the mergers takes place (the “Closing Date”), until the first date on which the Stockholder has a Securities Ownership Percentage (as defined in the Stockholders Agreement) of less than 30.0%, the Stockholder may designate for nomination to the Board two Stockholder Nominees;

•

If at any time the Stockholder has a Securities Ownership Percentage of less than 30.0% but greater than or equal to 15.0% (the “Stockholder Nomination Threshold”), the Stockholder may designate for nomination to the Board one Stockholder Nominee; and

•

If at any time the Stockholder has a Securities Ownership Percentage equal to less than the Stockholder Nomination Threshold, (i) the Stockholder will no longer have the right to designate a Stockholder Nominee to the Board and (ii) the Company will no longer be obligated to nominate a Stockholder Nominee to the Board pursuant to the Stockholders Agreement.

The Stockholders Agreement will also provide that the Stockholder will be bound by certain “lock-up” provisions pursuant to the terms and conditions of the Stockholders Agreement, pursuant to which the Stockholder will be restricted from transferring any shares of Common Stock for a period of one year following the Closing Date, subject to customary exceptions. Further, the Stockholders Agreement will provide that, until the date that the Stockholder owns less than 10.0% of Amplify’s issued and outstanding Common Stock (the “Trigger Date”), the Stockholder will be restricted from transferring any shares of Common Stock to (i) a Competitor (as defined in the Stockholders Agreement) or (ii) in a block trade that would result in a single person holding greater than 10.0% of Amplify’s issued and outstanding Common Stock.

The Stockholders Agreement will contain certain standstill provisions which, among other things, will prohibit the Holder (as defined in the Stockholders Agreement) party thereto and certain of its affiliates (such affiliates, the “Restricted Parties”) from (i) acquiring additional shares of Common Stock, subject to customary exceptions, (ii) soliciting proxies or influencing any voting of Common Stock or Amplify’s other capital stock, (iii) directly or indirectly proposing transactions that would be reasonably likely to result in a change of control of Amplify, (iv) calling or seeking to call a meeting of stockholders of the Company or initiating a stockholder proposal or seeking additional representation on the Board, or otherwise seeking to control the management of Amplify and its controlled affiliates, including through the removal of directors, (v) forming, joining or knowingly encouraging or engaging in discussions regarding the formation of a “group” within the meaning of Section 13(d)(3) of the Exchange Act with non-affiliates with respect to the Amplify’s securities, and (vi) publicly disclosing any intention, plan, or arrangement inconsistent with any of the foregoing. The standstill provisions will commence at the Closing Date and continue until the Trigger Date, unless an exemption or waiver is otherwise approved in advance in writing by Amplify.

The Stockholders Agreement will contain registration rights which, among other things and subject to certain restrictions, the Company will agree, on the terms set forth therein, to file with the SEC a registration statement registering for resale the Aggregate Merger Consideration (as defined in the Stockholders Agreement) and to conduct certain underwritten offerings upon the request of holders of Registrable Securities (as defined in the Stockholders Agreement). The Stockholders Agreement will also provide holders of Registrable Securities with certain customary piggyback registration rights.

Director Independence

The Company’s standards for determining director independence require the assessment of directors’ independence each year. A director cannot be considered independent unless the Board affirmatively determines that he or she does not have any relationship with management or the Company that may interfere with the exercise of his or her independent judgment, including any of the relationships that would disqualify the director from being independent under the rules of the NYSE.

The Board has assessed the independence of each non-employee director under the Company’s guidelines and the independence standards of the NYSE. The Board affirmatively determined that Messrs. Craddock, Hamm, and Snyder and Mses. Adams, Douglas and Prasad are independent.

In connection with its assessment of the independence of each non-employee director, the Board also determined that (i)  Mr. Snyder and Mses. Douglas and Prasad are independent, as defined in Section 10A of the Exchange Act, and under the standards set forth by the NYSE applicable to members of the Audit Committee and (ii) Messrs. Craddock and Snyder and Ms. Adams are independent under the standards set forth by the NYSE applicable to members of the Compensation Committee.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate Deloitte fees for independent auditing, tax and related services for each of the years ended December 31, 2024 and 2023 (dollars in thousands), respectively:

	2024	2023
Audit fees(1)	$1,020,189	$1,255,000
Audit-related fees(2)	117,400	72,704
Tax fees(3)	107,000	240,210
All other fees(4)	—	—
Total	$1,244,589	$1,567,914
(1)

Audit fees represent amounts billed for each of the years presented for professional services rendered in connection with those services normally provided in connection with statutory and regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. For each of the years ended December 31, 2024 and 2023, those fees primarily related to the (i) audit of our annual financial statements and internal controls over financial reporting included in our annual reports and (ii) the review of our quarterly financial statements filed on Form 10-Q.

(2)	Audit-related fees represent amounts billed in each of the years presented for assurance and related services that are reasonably related to the performance of the annual audit or quarterly reviews.
(3)	Tax fees represent amounts billed in each of the years presented for professional services rendered in connection with tax compliance, tax advice, and tax planning.
(4)	No such services were rendered by either Deloitte during the years ended December 31, 2024 and 2023.

Pre-Approval Policies and Procedures

The Audit Committee’s charter requires the Audit Committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm.

The charter for the Audit Committee is available within the “Corporate Governance” section of our website at www.amplifyenergy.com.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Our Consolidated Financial Statements are filed in Part II, “Item 8. Financial Statements and Supplementary Data” of our Original Form 10-K. For a listing of these statements and accompanying footnotes, see “Index to Financial Statements” on page F-1 of our Original Form 10-K.

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

3.3	Third Amended and Restated Bylaws of Amplify Energy Corp. (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35512) filed on November 15, 2021).
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

10.2

Borrowing Base Redetermination, Commitment Increase and First Amendment to Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 25,  2024).

10.3#	Amplify Energy Corp. Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 (File No. 333-257071) filed on June 14, 2021).
10.4#	Amplify Energy Corp. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 (File No. 333-279868) filed on May 31, 2024).
10.5#	Form of 2024 TRSU Award Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K (File No.001-35512) filed on March 7, 2024).
10.6#	Form of 2024 PRSU Award Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K (File No.001-35512) filed on March 7, 2024).
10.7#	Form of 2024 TRSU Award Agreement (2024 EIP) (incorporated by reference to Exhibit 10.2 to the Company’s Quarter Report on Form 10-Q (File No.001-35512) filed on August 7, 2024).
10.8#	Form of 2024 PRSU Award Agreement (2024 EIP) (incorporated by reference to Exhibit 10.3 to the Company’s Quarter Report on Form 10-Q (File No.001-35512) filed on August 7, 2024).
10.9#	Form of 2025 TRSU Award Agreement (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K (File. No. 001-35512) filed on March 5, 2025).
10.10#	Form of 2025 PRSU Award Agreement (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K (File. No. 001-35512) filed on March 5, 2025).
10.11#

Employment Agreement, dated November 1, 2023, by and between Amplify Energy Corp., Amplify Energy Services LLC and Eric Dulany (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35512) filed on November 6,  2023.

10.12#

Employment Agreement, dated November 1, 2023, by and between Amplify Energy Corp., Amplify Energy Services LLC and James Frew (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35512) filed on November 6,  2023.

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

10.17	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 8-K (File No. 001-35512) filed on August 6, 2019).
19.1	Insider Trading Policy and Other Restrictions on Trading (incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K (File. No. 001-35512) filed on March 5, 2025).
21.1	List of Subsidiaries of Amplify Energy Corp (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K (File. No. 001-35512) filed on March 5, 2025).
23.1	Consent of Cawley, Gillespie and Associates, Inc (incorporated by reference to Exhibit 23.1 of the Company’s Annual Report on Form 10-K (File. No. 001-35512) filed on March 5, 2025).
23.2	Consent of Deloitte & Touche LLP (incorporated by reference to Exhibit 23.2 of the Company’s Annual Report on Form 10-K (File. No. 001-35512) filed on March 5, 2025).
31.1

Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.1 of the Company’s Annual Report on Form 10-K (File. No. 001-35512) filed on March 5, 2025).

31.2

Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.2 of the Company’s Annual Report on Form 10-K (File. No. 001-35512) filed on March 5, 2025).

31.3*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.4*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of the Company’s Annual Report on Form 10-K (File. No. 001-35512) filed on March 5, 2025).

97.1	Amplify Energy Corp. Clawback Policy (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K (File No. 001-35512) filed on March 7, 2024).
99.1	Report of Cawley, Gillespie and Associates, Inc. (incorporated by reference to Exhibit 99.1 of the Company’s Annual Report on Form 10-K (File. No. 001-35512) filed on March 5, 2025).
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed or furnished as an exhibit to this Amendment No. 1 to Annual Report on Form 10-K.
#	Management contract or compensatory plan or arrangement.

ITEM 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amplify Energy Corp.
(Registrant)

Date: April 17, 2025	By:	/s/ James Frew
	Name:	James Frew
	Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Name	Title (Position and Amplify Energy Corp.)	Date

/s/ Martyn Willsher	President and Chief Executive Officer	April 17, 2025
Martyn Willsher	(Principal Executive Officer)

/s/ James Frew	Senior Vice President and Chief Financial Officer	April 17, 2025
James Frew	(Principal Financial Officer)

/s/ Eric Dulany	Vice President and Chief Accounting Officer	April 17, 2025
Eric Dulany	(Principal Accounting Officer)

/s/ Christopher W. Hamm	Chairman and Director	April 17, 2025
Christopher W. Hamm

/s/ Deborah Adams	Director	April 17, 2025
Deborah Adams

/s/ James E. Craddock	Director	April 17, 2025
James E. Craddock

/s/ Patrice Douglas	Director	April 17, 2025
Patrice Douglas

/s/ Vidisha Prasad	Director	April 17, 2025
Vidisha Prasad

/s/ Todd R. Snyder	Director	April 17, 2025
Todd R. Snyder