Form 10-Q
period 2025-03-31
Amplify Energy Corp.
filed 2025-05-12
CIK 1533924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Not Applicable

(Former name or Former Address, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).   Yes  ☐    No  ☑

Securities Registered Pursuant to Section 12(b):

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AMPY	NYSE

As of May 7, 2025, the registrant had 40,336,579 outstanding shares of common stock, $0.01 par value outstanding.

AMPLIFY ENERGY CORP.

		Page
	Glossary of Oil and Natural Gas Terms	1
	Names of Entities	4
	Cautionary Note Regarding Forward-Looking Statements	28

PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements	8
	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024	8
	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2025 and 2024	9
	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2025 and 2024	10
	Unaudited Condensed Consolidated Statements of Equity (Deficit) for the Three Months Ended March 31, 2025 and 2024	11
	Notes to Unaudited Condensed Consolidated Financial Statements	12
	Note 1 – Organization and Basis of Presentation	12
	Note 2 – Summary of Significant Accounting Policies	13
	Note 3 – Revenue	13
	Note 4 – Acquisition and Divestitures	14
	Note 5 – Fair Value Measurements of Financial Instruments	15
	Note 6 – Risk Management and Derivative Instruments	17
	Note 7 – Asset Retirement Obligations	19
	Note 8 – Long-Term Debt	19
	Note 9 – Equity	21
	Note 10 – Earnings (Loss) per Share	21
	Note 11 – Long-Term Incentive Plans	21
	Note 12 – Leases	23
	Note 13 – Supplemental Disclosures to the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Cash Flows	25
	Note 14 – Related Party Transactions	26
	Note 15 – Segment Reporting	26
	Note 16 – Commitments and Contingencies	27
	Note 17 – Income Taxes	28
	Note 18 – Subsequent Events	28

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	40

PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Mine Safety Disclosures	41
Item 5.	Other Information	41
Item 6.	Exhibits	42

Signatures		43

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

CAUTIONARY NOTE REGARDING FORWARD–LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

●	business strategies;
●	acquisition and disposition strategy;
●	cash flows and liquidity;
●	financial strategy;
●	ability to replace the reserves we produce through drilling;
●	drilling locations;
●	oil and natural gas reserves;
●	technology;
●	realized oil, natural gas and NGL prices;
●	production volumes;
●	lease operating expense;
●	gathering, processing and transportation;
●	general and administrative expense;
●	future operating results;
●	ability to procure drilling and production equipment;
●	ability to procure oil field labor;
●	planned capital expenditures and the availability of capital resources to fund capital expenditures;
●	ability to access capital markets;
●	marketing of oil, natural gas and NGLs;
●	political and economic conditions and events in foreign oil and natural gas producing countries, including embargoes, trade wars, continued hostilities in the Middle East and other sustained military campaigns;
●	acts of God, fires, earthquakes, storms, floods, other adverse weather conditions, war, acts of terrorism, cybersecurity breaches, military operations or national emergency;
●	the occurrence or threat of epidemic or pandemic diseases, or any government response to such occurrence or threat;

●	expectations regarding general economic conditions, including inflation;
●	competition in the oil and natural gas industry;
●	effectiveness of risk management activities;
●	environmental liabilities;
●	counterparty credit risk;
●	expectations regarding governmental regulation and taxation;
●	expectations regarding developments in oil-producing and natural-gas producing countries; and
●	plans, objectives, expectations and intentions.

All statements, other than statements of historical fact included in this report, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “outlook,” “continue,” the negative of such terms or other comparable terminology. These statements address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as projections of results of operations, plans for growth, goals, future capital expenditures, competitive strengths, references to future intentions and other such references. These forward-looking statements involve risks and uncertainties. Important factors that could cause our actual results or financial condition to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following risks and uncertainties:

●	risks related to a redetermination of the borrowing base under our senior secured reserve-based revolving credit facility (the “Revolving Credit Facility”);
●	our ability to access funds on acceptable terms, if at all, because of the terms and conditions governing our indebtedness, including financial covenants;
●	our ability to access funds on acceptable terms, if at all, due to potentially worsening economic conditions, including continued or further inflation, disruption in the financial markets, the imposition of tariffs or trade or other economic sanctions and political instability;
●	our ability to satisfy debt obligations;
●	volatility in the prices for oil, natural gas and NGLs, including due to actions taken by the Organization of the Petroleum Exporting Countries (OPEC+) as it pertains to global supply and demand of, and prices for such commodities;
●	the potential for additional impairments due to continuing or future declines in oil, natural gas and NGL prices;
●	the uncertainty inherent in estimating quantities of oil, natural gas and NGL reserves;
●	our substantial future capital requirements, which may be subject to limited availability of financing;
●	the uncertainty inherent in the development and production of oil and natural gas;
●	our need to make accretive acquisitions or substantial capital expenditures to maintain our declining asset base;
●	the existence of unanticipated liabilities or problems relating to acquired or divested businesses or properties;

●	potential acquisitions, including our ability to make acquisitions on favorable terms or to integrate acquired properties;
●	the consequences of changes we have made, or may make from time to time in the future, to our capital expenditure budget, including the impact of those changes on our production levels, reserves, results of operations and liquidity;
●	potential shortages of, or increased costs for, drilling and production equipment and supply materials for production, such as CO2;
●	potential difficulties in the marketing of oil and natural gas;
●	changes to the financial condition of counterparties;
●	uncertainties surrounding the success of our secondary and tertiary recovery efforts;
●	competition in the oil and natural gas industry;
●	our results of evaluation and implementation of strategic alternatives;
●	general political and economic conditions, globally and in the jurisdictions in which we operate, including the Russian invasion of Ukraine, ongoing conflicts in the Middle East, trade wars and the potential destabilizing effect such conflicts may pose for those regions and/or the global oil and natural gas markets;
●	the impact of climate change and natural disasters, such as earthquakes, tidal waves, mudslides, fires and floods;
●	the impact of local, state and federal governmental regulations, including those related to climate change and hydraulic fracturing, and potential changes in these regulations;
●	the risk that our hedging strategy may be ineffective or may reduce our income;
●	the cost and availability of insurance as well as operating risks that may not be covered by an effective indemnity or insurance;
●	actions of third-party co-owners of interests in properties in which we also own an interest; and
●	other risks and uncertainties described in “Item 1A. Risk Factors.”

The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the events or circumstances described in any forward-looking statement will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in “Part I—Item 1A. Risk Factors” of Amplify’s Annual Report on Form 10-K for the year ended December 31, 2024 initially filed with the SEC on March 5, 2025 and amended on April 17, 2025 (“2024 Form 10-K”). All forward-looking statements speak only as of the date of this report. The Company does not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to the Company or persons acting on its behalf.

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding shares)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, net (see Note 13)	35,893	39,713
Short-term derivative instruments	—	6,385
Prepaid expenses and other current assets	24,296	25,679
Total current assets	60,189	71,777
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	965,415	942,981
Support equipment and facilities	150,810	150,511
Other	11,791	11,478
Accumulated depreciation, depletion and amortization	(727,246)	(718,752)
Property and equipment, net	400,770	386,218
Long-term derivative instruments	—	233
Restricted investments	32,529	29,993
Operating lease - long term right-of-use asset	4,613	4,540
Deferred tax asset	253,138	251,600
Other long-term assets	2,400	2,715
Total assets	$753,639	$747,076

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$19,863	$13,231
Revenues payable	12,511	11,494
Accrued liabilities (see Note 13)	40,343	43,413
Short-term derivative instruments	6,147	—
Total current liabilities	78,864	68,138
Long-term debt (see Note 8)	125,000	127,000
Asset retirement obligations	131,158	129,700
Long-term derivative instruments	2,054	—
Operating lease liability	3,669	3,683
Other long-term liabilities	9,957	9,643
Total liabilities	350,702	338,164
Commitments and contingencies (see Note 16)
Stockholders' equity (deficit):
Preferred stock, $0.01 par value: 50,000,000 shares authorized; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value: 250,000,000 shares authorized; 40,334,284 and 39,795,138 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	404	399
Additional paid-in capital	439,862	439,981
Accumulated deficit	(37,329)	(31,468)
Total stockholders' equity (deficit)	402,937	408,912
Total liabilities and equity	$753,639	$747,076

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2025	2024
Revenues:
Oil and natural gas sales	$70,341	$75,322
Other revenues	1,709	977
Total revenues	72,050	76,299

Costs and expenses:
Lease operating expense	37,417	38,284
Gathering, processing and transportation	4,286	4,774
Taxes other than income	4,384	4,911
Depreciation, depletion and amortization	8,494	8,239
General and administrative expense	10,815	9,800
Accretion of asset retirement obligations	2,183	2,061
Loss (gain) on commodity derivative instruments	14,317	16,564
Pipeline incident loss	396	707
(Gain) loss on sale of properties	(6,251)	—
Other, net	3	41
Total costs and expenses	76,044	85,381
Operating income (loss)	(3,994)	(9,082)
Other income (expense):
Interest expense, net	(3,519)	(3,527)
Other income (expense)	115	(95)
Total other income (expense)	(3,404)	(3,622)
Income (loss) before income taxes	(7,398)	(12,704)
Income tax (expense) benefit - current	(1)	(1,395)
Income tax (expense) benefit - deferred	1,538	4,703
Net income (loss)	$(5,861)	$(9,396)

Allocation of net income (loss) to:
Net income (loss) available to common stockholders	$(5,861)	$(9,396)
Net income (loss) allocated to participating securities	—	—
Net income (loss) available to Amplify Energy Corp.	$(5,861)	$(9,396)

Earnings (loss) per share: (See Note 10)
Basic and diluted earnings (loss) per share	$(0.15)	$(0.24)
Weighted average common shares outstanding:
Basic and diluted	40,188	39,410

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(5,861)	$(9,396)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	8,494	8,239
Loss (gain) on derivative instruments	14,317	16,564
Cash settlements (paid) received on expired derivative instruments	503	4,303
Deferred income tax expense (benefit)	(1,538)	(4,703)
Accretion of asset retirement obligations	2,183	2,061
Share-based compensation (see Note 11)	1,890	1,531
Settlement of asset retirement obligations	(174)	—
Amortization and write-off of deferred financing costs	315	304
Bad debt expense	—	26
Changes in operating assets and liabilities:
Accounts receivable	3,820	2,530
Prepaid expenses and other assets	3,073	2,306
Payables and accrued liabilities	(1,521)	(16,053)
Net cash provided by operating activities	25,501	7,712
Cash flows from investing activities:
Additions to oil and gas properties	(24,899)	(20,589)
Additions to other property and equipment	(313)	(679)
Additions to restricted investments	(2,536)	(2,456)
Proceeds from the sale of oil and natural gas properties	6,251	—
Net cash used in investing activities	(21,497)	(23,724)
Cash flows from financing activities:
Advances on Revolving Credit Facility	34,000	25,000
Payments on Revolving Credit Facility	(36,000)	(25,000)
Shares withheld for taxes	(2,004)	(1,745)
Net cash used in financing activities	(4,004)	(1,745)
Net change in cash and cash equivalents	—	(17,757)
Cash and cash equivalents, beginning of period	—	20,746
Cash and cash equivalents, end of period	$—	$2,989

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(In thousands)

	Stockholders' Equity
		Additional	Accumulated
	Common	Paid-in	Earnings
	Stock	Capital	(Deficit)	Total
Balance at December 31, 2024	$399	$439,981	$(31,468)	$408,912
Net income (loss)	—	—	(5,861)	(5,861)
Share-based compensation expense	—	1,890	—	1,890
Shares withheld for taxes	—	(2,004)	—	(2,004)
Other	5	(5)	—	—
Balance at March 31, 2025	$404	$439,862	$(37,329)	$402,937

	Stockholders' Equity (Deficit)
		Additional	Accumulated
	Common	Paid-in	Earnings
	Stock	Capital	(Deficit)	Total
Balance at December 31, 2023	$393	$435,095	$(44,452)	$391,036
Net income (loss)	—	—	(9,396)	(9,396)
Share-based compensation expense	—	1,120	—	1,120
Shares withheld for taxes	—	(1,745)	—	(1,745)
Other	5	(5)	—	—
Balance at March 31, 2024	$398	$434,465	$(53,848)	$381,015

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

General

Amplify Energy Corp. (“Amplify Energy,” “Amplify,” “it” or the “Company”) is a publicly traded Delaware corporation whose common stock, par value $0.01 per share (“Common Stock”), is listed on the NYSE under the symbol “AMPY.”

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

The results reported in these Unaudited Condensed Consolidated Financial Statements are not necessarily indicative of results that may be expected for the entire year. Furthermore, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. Accordingly, the accompanying Unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the Company’s annual financial statements included in its 2024 Form 10-K.

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications had no material impact on the previously reported net income (loss) or shareholders’ equity.

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

Significant estimates include, but are not limited to, oil and natural gas reserves, fair value estimates, revenue recognition, and contingencies and insurance accounting.

Segments

Operating segments are defined as components of an enterprise that engage in activities from which it may earn revenues and incur expenses for which separate operational financial information is available and is regularly evaluated by the chief operating decision maker (“CODM”). The Company’s Chief Executive Officer has been determined to be the Company’s CODM and as such, he allocates resources and assesses performance based upon consolidated financial information. See additional information in Note 15.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies as described in the Company’s annual financial statements included in its 2024 Form 10-K.

New Accounting Pronouncements

Improvements to Income Tax Disclosure. In December 2023, the Federal Accounting Standards Board (the “FASB”) issued an accounting standard update which requires that companies disclose the nature and magnitude of factors contributing to the difference between their effective tax rate and the statutory tax rate. The update will require companies to disclose specific categories in the rate reconciliation and provide additional information about items that meet a certain quantitative threshold. The guidance is effective for annual periods beginning after December 15, 2024. The Company plans to adopt the guidance during fiscal year 2025, with the first disclosure to be reflected in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The Company is currently evaluating the impact of this guidance on the Company’s financial disclosures. Adoption of the update will not impact the Company’s financial position, results of operations or liquidity.

Income Statement –Expense Disaggregation Disclosures. In November 2024, the FASB issued an accounting standard update which requires disaggregated disclosures of income statement expenses for public business entities. The guidance will require companies to disclose disaggregated information about specific natural expense categories underlying certain income statement expense line items that are considered relevant because they include one or more of the five natural expense categories, as applicable: (1) purchase of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization and (5) depreciation, depletion and amortization (“DD&A”) recognized as part of oil and gas producing activities or other depletion expenses. The new guidance is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 31, 2027. The Company is currently evaluating the impact of this guidance on the Company’s financial disclosures. Adoption of the update will not impact the Company’s financial position, results of operations or liquidity.

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

	For the Three Months Ended
	March 31,
	2025	2024

	(In thousands)
Revenues
Oil	$49,982	$57,422
NGLs	6,157	7,525
Natural gas	14,202	10,375
Oil and natural gas sales	$70,341	$75,322

Contract Balances

Under the Company’s sales contracts, the Company invoices customers once its performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s contracts do not give rise to contract assets or liabilities. Accounts receivable attributable to the Company’s revenue contracts with customers were $29.1 million at March 31, 2025 and $28.5 million at December 31, 2024.

Note 4. Acquisitions and Divestitures

On January 15, 2025, the Company sold 90% of its interest in certain units with rights in the Haynesville basin in Harrison County, Texas and purchased a 10% interest in an adjacent acreage, generating $6.3 million in net proceeds from the sale. This transaction also established an area of mutual interest with the counterparty covering 10,000 gross acres. Amplify retained a 10% working interest in the units it divested and purchased a 10% working interest in the counterparty’s acreage. The net proceeds received from the purchase and sale transactions of $6.3 million is classified as a (gain) loss on sale of properties in our Unaudited Consolidated Statement of Operations.

Acquisition and divestiture related expenses for third-party transactions are included in general and administrative expense in the accompanying Unaudited Condensed Statement of Consolidated Operations for the periods indicated below (in thousands):

For the Three Months Ended
March 31,
2025	2024
$1,629	$14

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contemplated Merger with Juniper Capital

On January 14, 2025, the Company entered into an Agreement and Plan of Merger, as subsequently amended (the “Merger Agreement”) with Amplify DJ Operating LLC, a Delaware limited liability company and indirect wholly owned subsidiary of the Company (“First Merger Sub”), Amplify PRB Operating LLC, a Delaware limited liability company and indirect wholly owned subsidiary of Amplify (“Second Merger Sub”), North Peak Oil & Gas, LLC, a Delaware limited liability company (“NPOG”), Century Oil and Gas Sub-Holdings, LLC, a Delaware limited liability company (“COG” and, together with NPOG, the “Acquired Companies”), and, solely for the limited purposes set forth in the Merger Agreement, Juniper Capital Advisors, L.P. (“Juniper Capital”) and the Specified Company Entities set forth on Annex A thereto, pursuant to which, at the effective time of the Contemplated Mergers (as defined below) (the “Effective Time”), it was contemplated that (i) NPOG would merge with and into First Merger Sub, with NPOG surviving the merger as an indirect, wholly owned subsidiary of the Company and (ii) COG would merge with and into Second Merger Sub, with COG surviving the merger as an indirect, wholly owned subsidiary of the Company, in each case, subject to the terms and conditions of the Merger Agreement (clauses (i) and (ii), together, the “Contemplated Mergers”).

Subsequent Events. On April 25, 2025, pursuant to Section 8.1(a) of the Merger Agreement, the Company and the Acquired Companies entered into a mutual termination agreement (the “Termination Agreement”) to terminate the Merger Agreement (the “Termination”), effective immediately. As a result of the Termination Agreement, the Merger Agreement is of no further force and effect.

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

The carrying values of accounts receivables, accounts payables (including accrued liabilities), restricted investments and amounts outstanding under long-term debt agreements with variable rates included in the accompanying Unaudited Condensed Consolidated Balance Sheets approximated fair value at March 31, 2025 and December 31, 2024. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair market values of the derivative financial instruments reflected on the accompanying Unaudited Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 were based on estimated forward commodity prices. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the gross derivative assets and liabilities that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024 for each of the fair value hierarchy levels:

	Fair Value Measurements at March 31, 2025
			Significant
	Quoted Prices in	Significant Other	Unobservable
	Active Market	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value

	(In thousands)
Assets:
Commodity derivatives	$—	$12,117	$—	$12,117
Interest rate derivatives	—	—	—	—
Total assets	$—	$12,117	$—	$12,117

Liabilities:
Commodity derivatives	$—	$20,318	$—	$20,318
Interest rate derivatives	—	—	—	—
Total liabilities	$—	$20,318	$—	$20,318

	Fair Value Measurements at December 31, 2024
			Significant
	Quoted Prices in	Significant Other	Unobservable
	Active Market	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value

	(In thousands)
Assets:
Commodity derivatives	$—	$14,317	$—	$14,317
Interest rate derivatives	—	—	—	—
Total assets	$—	$14,317	$—	$14,317

Liabilities:
Commodity derivatives	$—	$7,699	$—	$7,699
Interest rate derivatives	—	—	—	—
Total liabilities	$—	$7,699	$—	$7,699

See Note 6 for additional information regarding the Company’s derivative instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis, as reflected on the accompanying Unaudited Condensed Consolidated Balance Sheets. The following methods and assumptions are used to estimate the fair values:

●	The fair value of asset retirement obligations (“AROs”) is based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding factors such as the existence of a legal obligation for an ARO, amounts and timing of settlements, the credit-adjusted risk-free rate and inflation rates. The initial fair value estimates are based on unobservable market data and are classified within Level 3 of the fair value hierarchy. See Note 7 for a summary of changes in AROs.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

●	Proved oil and natural gas properties are reviewed for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such properties. The Company uses an income approach based on the discounted cash flow method, whereby the present value of expected future net cash flows is discounted by applying an appropriate discount rate, for purposes of placing a fair value on the assets. The future cash flows are based on management’s estimates for the future. The unobservable inputs used to determine fair value include, but are not limited to, estimates of proved reserves, estimates of probable reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and natural gas properties (some of which are Level 3 inputs within the fair value hierarchy).
●	No impairment expense was recorded on proved oil and natural gas properties during the three months ended March 31, 2025 and 2024.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2025, the Company had the following open commodity positions:

	2025	2026	2027
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (MMBtu)	560,000	500,000	137,500
Weighted-average fixed price	$3.75	$3.79	$4.01

Collar contracts:
Two-way collars
Average monthly volume (MMBtu)	500,000	517,500	437,500
Weighted-average floor price	$3.50	$3.58	$3.56
Weighted-average ceiling price	$3.90	$4.11	$4.45

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (Bbls)	141,444	90,500	9,000
Weighted-average fixed price	$70.61	$68.43	$63.65

Collar contracts:
Two-way collars
Average monthly volume (Bbls)	45,333	—	—
Weighted-average floor price	$70.00	$—	$—
Weighted-average ceiling price	$80.20	$—	$—

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at March 31, 2025 and December 31, 2024. There was no cash collateral received or pledged associated with the Company’s derivative instruments since most of its counterparties, or certain of its affiliates, to its derivative contracts are lenders under its Revolving Credit Facility.

		Asset	Liability	Asset	Liability
		Derivatives	Derivatives	Derivatives	Derivatives
		March 31,	March 31,	December 31,	December 31,
Type	Balance Sheet Location	2025	2025	2024	2024

		(In thousands)
Commodity contracts	Short-term derivative instruments	$5,471	$11,618	$9,499	$3,114
Interest rate swaps	Short-term derivative instruments	—	—	—	—
Gross fair value		5,471	11,618	9,499	3,114
Netting arrangements		(5,471)	(5,471)	(3,114)	(3,114)
Net recorded fair value	Short-term derivative instruments	$—	$6,147	$6,385	$—

Commodity contracts	Long-term derivative instruments	$6,646	$8,700	$4,818	$4,585
Interest rate swaps	Long-term derivative instruments	—	—	—	—
Gross fair value		6,646	8,700	4,818	4,585
Netting arrangements		(6,646)	(6,646)	(4,585)	(4,585)
Net recorded fair value	Long-term derivative instruments	$—	$2,054	$233	$—

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

		For the Three Months Ended
	Statements of	March 31,
	Operations Location	2025	2024
Commodity derivative contracts	Loss (gain) on commodity derivatives	$14,317	$16,564

Note 7. Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the Company’s portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the three months ended March 31, 2025 (in thousands):

Asset retirement obligations at beginning of period	$131,077
Liabilities added from acquisition or drilling	—
Liabilities settled	(174)
Liabilities removed upon sale of wells	(559)
Accretion expense	2,183
Revision of estimates	8
Asset retirement obligation at end of period	132,535
Less: Current portion	1,377
Asset retirement obligations - long-term portion	$131,158

Note 8. Long-Term Debt

The following table presents the Company’s consolidated debt obligations at the dates indicated:

	March 31,	December 31,
	2025	2024

	(In thousands)
Revolving Credit Facility (1)	$125,000	$127,000
Total long-term debt	$125,000	$127,000
(1)	The carrying amount of the Company’s Revolving Credit Facility approximates fair value because the interest rates are variable and reflective of market rates.

Amended and Restated Credit Agreement

On July 31, 2023, OLLC and Amplify Acquisitionco LLC (“Acquisitionco”), as the direct parent of OLLC and wholly owned subsidiary of the Company, entered into the Amended and Restated Credit Agreement, providing for a senior secured reserve-based revolving credit facility. The Revolving Credit Facility is guaranteed by the Company and all of its material subsidiaries and secured by substantially all of its assets. The Revolving Credit Facility matures on July 31, 2027. KeyBank National Association is the administrative agent.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The aggregate principal amount of loans outstanding under the Revolving Credit Facility as of March 31, 2025, was $125.0 million. As of March 31, 2025, the borrowing base under the facility was $145.0 million with elected commitments of $145.0 million. The Revolving Credit Facility borrowing base is subject to redetermination on at least a semi-annual basis, primarily based on a reserve engineering report.

Certain key terms and conditions under the Revolving Credit Facility include (but are not limited to):

●	A maturity date of July 31, 2027;
●	The loans shall bear interest at a rate per annum equal to (i) adjusted SOFR or (ii) an adjusted base rate, plus an applicable margin based on a utilization ratio of the lesser of the borrowing base and the aggregate commitments. The applicable margin ranges from 2.00% to 3.00% for adjusted base rate borrowings, and 3.00% to 4.00% for adjusted SOFR borrowings;
●	The unused commitments under the Revolving Credit Facility will accrue a commitment fee of 0.50%, payable quarterly in arrears;
●	Certain financial covenants, including the maintenance of (i) a net debt leverage ratio not to exceed 3.00 to 1.00, determined as of the last day of each fiscal quarter for the four fiscal-quarter period then ending and (ii) a current ratio of not less than 1.00 to 1.00, determined as of the last day of each fiscal quarter;
●	Certain events of default, including, without limitation: non-payment; breaches of representations and warranties; non-compliance with covenants or other agreements; cross-default to material indebtedness; judgments; change of control; and voluntary and involuntary bankruptcy; and
●	Initial minimum hedging requirements covering 75% of the reasonably projected monthly production of hydrocarbons from proved developed producing reserves for the 24-month period following the effective date of the Revolving Credit Facility (the “First Period”) and (ii) 50% for the 12-month period immediately following the First Period.

As of March 31, 2025, the Company was in compliance with all the financial (current ratio and total leverage ratio) and non-financial covenants associated with the Revolving Credit Facility.

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid, excluding commitment fees, on the Company’s consolidated variable-rate debt obligations for the periods presented:

	For the Three Months Ended
	March 31,
	2025	2024
Revolving Credit Facility	8.49%	9.37%

Letters of Credit

At March 31, 2025, the Company had no letters of credit outstanding.

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with the Company’s Revolving Credit Facility were $2.9 million at March 31, 2025.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Equity

Common Stock

The Company’s authorized capital stock includes 250,000,000 shares of Common Stock. The following is a summary of the changes in the Company’s Common Stock issued for the three months ended March 31, 2025:

Common Stock
Balance, December 31, 2024	39,795,138
Issuance of Common Stock	—
Restricted stock units vested	854,503
Shares withheld for taxes (1)	(315,357)
Balance, March 31, 2025	40,334,284
(1)	Represents the net settlement on vesting of restricted stock to satisfy tax withholding requirements.

Note 10. Earnings (Loss) per Share

The following sets forth the calculation of earnings (loss) per share, or EPS, for the periods indicated (in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2025	2024
Net income (loss)	$(5,861)	$(9,396)
Less: Net income allocated to participating securities	—	—
Basic and diluted earnings available to common stockholders	$(5,861)	$(9,396)

Common shares:
Common shares outstanding — basic	40,188	39,410
Dilutive effect of potential common shares	—	—
Common shares outstanding — diluted	40,188	39,410

Net earnings (loss) per share:
Basic	$(0.15)	$(0.24)
Diluted	$(0.15)	$(0.24)

Note 11. Long-Term Incentive Plans

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

As of March 31, 2025, TSU grants are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a straight-line basis over the requisite service period and forfeitures are accounted for as they occur. The unrecognized cost associated with the TSUs was $8.5 million at March 31, 2025. The Company expects to recognize the unrecognized compensation cost for these awards over a weighted average period of approximately 2.2 years.

The following table summarizes information regarding the TSUs activity for the period presented:

		Weighted-
		Average Grant-
	Number of	Date Fair Value
	Units	per Unit (1)
TSUs outstanding at December 31, 2024	1,379,356	$6.43
Granted (1)	817,666	$5.34
Forfeited	—	$—
Vested	(606,563)	$5.91
TSUs outstanding at March 31, 2025	1,590,459	$6.06
(1)	Determined by dividing the aggregate grant-date fair value of awards by the number of awards issued.
(2)	The aggregate grant-date fair value of TSUs issued for the three months ended March 31, 2025 was $4.4 million based on a grant-date market price of $5.34 per share.

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

The 2023, 2024 and 2025 PSU awards are accounted for as equity-classified awards and were issued with a three-year vesting period beginning on the grant date and ending on the third anniversary of the grant date. The three-year performance period for the 2023 awards is January 1, 2023 through December 31, 2025. The three-year performance period for the 2024 awards is January 1, 2024 through December 31, 2026. The three-year performance period for the 2025 awards is January 1, 2025 through December 31, 2027.

Compensation costs related to PSU awards are recorded as general and administrative expense. The unrecognized cost associated with PSU awards was $4.8 million at March 31, 2025. The Company expects to recognize the unrecognized compensation cost for PSU awards over a weighted-average period of approximately 2.2 years.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The below table reflects the ranges for the assumptions used in the Monte Carlo model for the 2025 PSUs:

February 2025
Expected volatility	58.6%
Dividend yield	0.00%
Risk-free interest rate	4.22%

The following table summarizes information regarding the PSU activity for the period presented:

		Weighted-
		Average Grant-
	Number of	Date Fair Value
	Units	per Unit (1)
PRSUs outstanding at December 31, 2024	608,500	$9.58
Granted (3)	495,783	$6.84
Forfeited	—	$—
Vested	(247,940)	$6.20
PRSUs outstanding at March 31, 2025	856,343	$8.97
(1)	Determined by dividing the aggregate grant-date fair value of awards by the number of awards issued.
(2)	The aggregate grant-date fair value of PSUs issued for the three months ended March 31, 2025 was $3.4 million based on a calculated fair value price ranging from $6.20 to $7.05 per share.

Compensation Expense

The following table summarizes the amount of recognized compensation expense associated with the EIP Plans, which are reflected in the accompanying Unaudited Condensed Consolidated Statements of Operations for the periods presented (in thousands):

	For the Three Months Ended
	March 31,
	2025	2024
Share-based compensation costs
TSUs	$1,288	$1,120
PRSUs	602	411
	$1,890	$1,531

Note 12. Leases

The Company has leases for office space, warehouse space and equipment in its corporate office and operating regions as well as vehicles, compressors and surface rentals related to its business operations. In addition, the Company has right-of-way leases to operate the San Pedro Bay Pipeline. Most of the Company’s leases, other than its corporate office lease, have an initial term and may be extended on a month-to-month basis after expiration of the initial term. Most of the Company’s leases can be terminated with 30-day prior written notice. The majority of its month-to-month leases are not included as a lease liability in its balance sheet because continuation of the lease is not reasonably certain. Additionally, the Company elected the short-term practical expedient to exclude leases with a term of twelve months or less. For the quarter ended March 31, 2025, all of the Company’s leases qualified as operating leases, and it did not have any existing or new leases qualifying as financing leases or variable leases.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2025 and 2024, the Company recognized approximately $0.6 million and $0.5 million, respectively, of costs relating to the operating leases in the Unaudited Condensed Consolidated Statements of Operations.

Supplemental cash flow information related to the Company’s lease liabilities is included in the table below:

	For the Three Months Ended
	March 31,
	2025	2024

	(In thousands)
Non-cash amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$72	$349

The following table presents the Company’s right-of-use assets and lease liabilities for the period presented:

	March 31,	December 31,
	2025	2024

	(In thousands)
Right-of-use asset	$4,613	$4,540

Lease liabilities:
Current lease liability	1,833	1,784
Long-term lease liability	3,669	3,683
Total lease liability	$5,502	$5,467

The following table reflects the Company’s maturity analysis of the minimum lease payment obligations under non-cancelable operating leases with a remaining term in excess of one year (in thousands):

	Office and	Leased vehicles
	warehouse	and office
	leases	equipment	Total
2025	$1,078	$637	$1,715
2026	1,214	423	1,637
2027	841	329	1,170
2028	723	7	730
2029 and thereafter	1,084	—	1,084
Total lease payments	4,940	1,396	6,336
Less: interest	712	122	834
Present value of lease liabilities	$4,228	$1,274	$5,502

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The weighted average remaining lease terms and discount rate for all of the Company’s operating leases for the period presented:

	March 31,
	2025	2024
Weighted average remaining lease term (years):
Office and warehouse space	3.33	4.17
Vehicles	0.44	0.36
Office equipment	—	0.01
Weighted average discount rate:
Office and warehouse space	5.13%	5.30%
Vehicles	1.83%	1.19%
Office equipment	—%	0.06%

Note 13. Supplemental Disclosures to the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Cash Flows

Accrued Liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	March 31,	December 31,
	2025	2024
Accrued lease operating expense	$11,735	$13,845
Accrued capital expenditures	11,517	5,191
Accrued general and administrative expense	4,934	6,281
Accrued production and ad valorem tax	3,077	2,827
Accrued commitment fee and other expense	2,298	2,395
Operating lease liability	1,833	1,784
Asset retirement obligations	1,377	1,377
Accrued interest payable	338	292
Accrued liability - pipeline incident	1,293	5,534
Accrued current income tax payable	118	116
Other	1,823	3,771
Accrued liabilities	$40,343	$43,413

Accounts Receivable

Accounts receivable consisted of the following at the dates indicated (in thousands):

	March 31,	December 31,
	2025	2024
Oil and natural gas receivables	$29,144	$28,505
Insurance receivable - pipeline incident	472	4,722
Joint interest owners and other	8,005	8,214
Total accounts receivable	37,621	41,441
Less: allowance for doubtful accounts	(1,728)	(1,728)
Total accounts receivable, net	$35,893	$39,713

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flows

Supplemental cash flows for the periods presented (in thousands):

	For the Three Months Ended
	March 31,
	2025	2024
Supplemental cash flows:
Cash paid for interest, net of amounts capitalized	$2,291	$3,920

Noncash investing and financing activities:
Increase (decrease) in capital expenditures in payables and accrued liabilities	6,167	(1,520)

Note 14. Related Party Transactions

Related Party Agreements

There have been no transactions between the Company and any related person in which the related person had a direct or indirect material interest for the three months ended March 31, 2025 and 2024.

Note 15. Segment Reporting

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

The CODM uses consolidated net income to assess financial performance, allocating capital and other resources. The CODM uses consolidated net income in the annual budgeting and monthly forecasting process. Additionally, the CODM is regularly provided information on lease operating expense, gathering, processing and transportation and taxes other than income. Other segment items primarily consist of DD&A, accretion expense, general and administrative expense, pipeline incident loss, loss (gain) on commodity derivative, interest expense and income tax expense (benefit). Our significant segment expenses and other segment items are derived from and can be found within the Unaudited Consolidated Statement of Operations.

	For the Three Months Ended
	March 31,
	2025	2024

	(In thousands)
Revenue	$72,050	$76,299
Less:
Lease operating expense	37,417	38,284
Gathering, processing and transportation	4,286	4,774
Taxes other than income	4,384	4,911
Other segment items	31,824	37,726
Net income (loss)	$(5,861)	$(9,396)

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Environmental costs for remediation are accrued based on estimates of known remediation requirements. Such accruals are based on management’s best estimate of the ultimate cost to remediate a site and are adjusted as further information and circumstances develop. Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies and regulatory approvals. Expenditures to mitigate or prevent future environmental contamination are capitalized. Ongoing environmental compliance costs are charged to expense as incurred. In accruing for environmental remediation liabilities, costs of future expenditures for environmental remediation are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable. At March 31, 2025 and December 31, 2024, the Company had no environmental reserves recorded in its Unaudited Condensed Consolidated Balance Sheet.

Beta Pipeline Incident

There have been no material changes to the legal proceedings, insurance receivables and costs associated with the incident that occurred at our producing oil property located at Beta (the “Incident”) as described in the Company’s annual financial statements included in its 2024 Form 10-K, except with respect to that disclosed below:

On March 31, 2025, and December 31, 2024, the Company’s insurance receivables were $0.5 million and $4.7 million, respectively. Excluding the costs associated with the resolution of the federal and state matters discussed in the 2024 Form 10-K, for the three months ended March 31, 2025, the Company incurred legal fees, loss load and other non-reimbursable expenses of $0.4 million that are classified as “Pipeline Incident Loss” on the Company’s Unaudited Condensed Consolidated Statements of Operations. For more information, please see the 2024 Form 10-K.

Sinking Fund Trust Agreement

Beta Operating Company, LLC (“Beta LLC”), a wholly owned subsidiary, assumed an obligation with a third party to make payments into a sinking fund in connection with the Company’s properties in federal waters offshore Southern California, the purpose of which is to provide funds adequate to decommission the portion of the San Pedro Bay Pipeline that lies within state waters and the surface facilities. Interest earned in the account stays in the account. The obligation to fund ceases when the aggregate value of the account reaches $4.3 million. As of March 31, 2025, the account balance included in restricted investments was approximately $4.6 million.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The below table outlines the updated funding commitment for these agreements at March 31, 2025 (in thousands):

	Payment Due by Period
Funding commitment	Total	2025	2026	2027	2028	2029	Thereafter (1)
Federal escrow fund payments	$136,253	$6,000	$8,000	$8,000	$8,000	$8,000	$98,253
State escrow fund payments	8,954	775	1,034	1,034	1,034	1,034	4,043
Total sinking fund payments	$145,207	$6,775	$9,034	$9,034	$9,034	$9,034	$102,296
(1)	The remaining payments will be made during the years 2030 through 2042.

As of March 31, 2025, the Company has funded $28.0 million into the escrow accounts which is reflected in “Restricted investments” on the Unaudited Condensed Consolidated Balance Sheet.

Note 17. Income Taxes

The Company’s current income tax benefit (expense) was less than ($0.1) million and was ($1.4) million for the three months ended March 31, 2025 and 2024, respectively.

The Company’s deferred income tax benefit (expense) was $1.5 million and $4.7 million for the three months ended March 31, 2025 and 2024, respectively.

The effective tax rates for the three months ended March 31, 2025 and 2024 were 20.8% and 26.0%, respectively. The item that had the most significant impact on the difference between the statutory U.S. federal income tax rate of 21% and the effective tax rate for the three months ended March 31, 2025 was vested stock compensation. The item that had the most significant impact on the difference between the statutory U.S. federal income tax rate of 21% and the effective tax rate for the three months ended March 31, 2024 was the weighted state accrual rate.

Valuation Allowance

In assessing deferred tax assets, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. The assessment considers all available information including, among other things, historical and forecasted taxable income and operating history, the scheduled reversal of deferred tax liabilities and available tax planning strategies. As of March 31, 2025, the Company had three years of cumulative book income. Furthermore, management determined that the Company’s ability to maintain long-term profitability despite near-term changes in commodity prices and capital and operating costs demonstrated that there is sufficient positive evidence to conclude that it is more likely than not that all net deferred tax assets are realizable.

Note 18. Subsequent Events

East Texas Haynesville Monetization

On May 1, 2025, the Company sold certain rights, title and interest in assets located in East Texas to a third party. The Company received net proceeds of $1.5 million.

Termination of Contemplated Merger with Juniper Capital

In connection with the Contemplated Mergers, on April 25, 2025, pursuant to Section 8.1(a) of the Merger Agreement, the Company and the Acquired Companies entered into the Termination Agreement to terminate the Merger Agreement, effective immediately. As a result of the Termination Agreement, the Merger Agreement is of no further force and effect.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In accordance with the terms of the Termination Agreement, the Company made a cash payment to the Acquired Companies in lieu of any termination fee which might have otherwise been payable pursuant to the Merger Agreement in the amount of $800,000 as payment for certain of the Acquired Companies’ expenses. The Company and the Acquired Companies also agreed to release each other from certain claims and liabilities arising out of or related to the Merger Agreement or the transactions contemplated therein or thereby. The Company expects to incur professional fees and expenses of approximately $3.0 million in connection with the Contemplated Mergers and the Termination.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and accompanying notes in “Item 1. Financial Statements” contained herein and in “Item 1A. Risk Factors” of our 2024 Form 10-K. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” in the front of this report.

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

Industry Trends

We continue to monitor the impact of the actions of OPEC+ and other large producing nations, the Russia-Ukraine conflict, conflicts in the Middle East, the imposition of tariffs or other economic sanctions, global inventories of oil and natural gas and the uncertainty associated with recovering oil demand, inflation and future monetary policy and governmental policies aimed at transitioning towards lower carbon energy. Most recently, in early 2025, there has been a decline of oil, natural gas and NGL prices that continued into April 2025 resulting from (i) trade tariff uncertainties driving concerns over an increase in inflation and (ii) OPEC+’s decision to increase production starting in May, creating additional global supply and further downward pressure on oil prices.

While U.S. inflation rates during the first quarter of 2025 remained relatively stable, they continued to be slightly higher than historical averages. Such inflation, along with the effects of economic pressures from international military and trade conflicts, could, as a result, continue to raise the cost of borrowing, impact the demand for and price of oil and natural gas, increase the price of crucial supplies and raw materials and impact interest rates. Due to these factors, among others, we expect prices for some or all commodities to remain volatile. Thus, we cannot predict with reasonable certainty the extent to which these factors may impact our business, results of operations, financial condition and cash flows.

Recent Developments

East Texas Haynesville Monetization

On May 1, 2025, the Company sold certain rights, title and interest in assets located in East Texas to a third party. The Company received net proceeds of $1.5 million.

Termination of Contemplated Merger with Juniper Capital

In connection with the Contemplated Mergers, on April 25, 2025, pursuant to Section 8.1(a) of the Merger Agreement, the Company and the Acquired Companies entered into the Termination Agreement to terminate the Merger Agreement, effective immediately. As a result of the Termination Agreement, the Merger Agreement is of no further force and effect.

For additional information regarding the Termination, see Notes 4 and 18 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates, including a discussion regarding the estimation uncertainty and the impact that our critical accounting estimates have had, or are reasonably likely to have, on our financial condition or results of operations, are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K. Significant estimates include, but are not limited to, oil and natural gas reserves, fair value estimates, revenue recognition and contingencies and insurance accounting. These estimates, in our opinion, are subjective in nature, require the use of professional judgment and involve complex analysis.

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

Results of Operations

The results of operations for the three months ended March 31, 2025 and 2024 have been derived from our unaudited condensed consolidated financial statements.

The following table summarizes certain of the results of operations for the periods indicated.

	For the Three Months Ended
	March 31,
	2025	2024

	($ In thousands except per unit amounts)
Oil and natural gas sales	$70,341	$75,322
Other revenues	1,709	977
Lease operating expense	37,417	38,284
Gathering, processing and transportation	4,286	4,774
Taxes other than income	4,384	4,911
Depreciation, depletion and amortization	8,494	8,239
General and administrative expense	10,815	9,800
Loss (gain) on commodity derivative instruments	14,317	16,564
Pipeline incident loss	396	707
(Gain) loss on sale of properties	(6,251)	—
Interest expense, net	3,519	3,527
Income tax (expense) benefit - current	(1)	(1,395)
Income tax (expense) benefit - deferred	1,538	4,703
Net income (loss)	(5,861)	(9,396)

Oil and natural gas revenues:
Oil sales	$49,982	$57,422
NGL sales	6,157	7,525
Natural gas sales	14,202	10,375
Total oil and natural gas revenues	$70,341	$75,322

Production volumes:
Oil (MBbls)	737	786
NGLs (MBbls)	263	333
Natural gas (MMcf)	3,647	4,335
Total (MBoe)	1,607	1,842
Average net production (MBoe/d)	17.9	20.2

Average realized sales price (excluding commodity derivatives):
Oil (per Bbl)	$67.82	$72.98
NGL (per Bbl)	23.46	22.61
Natural gas (per Mcf)	3.89	2.39
Total (per Boe)	$43.76	$40.89

Average unit costs per Boe:
Lease operating expense	$23.28	$20.78
Gathering, processing and transportation	2.67	2.59
Taxes other than income	2.73	2.67
General and administrative expense	6.73	5.32
Depletion, depreciation and amortization	5.29	4.47

For the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

We reported a net loss of $5.9 million compared to a net loss of $9.4 million for the three months ended March 31, 2025 and 2024, respectively.

Oil, natural gas and NGL revenues were $70.3 million and $75.3 million for the three months ended March 31, 2025 and 2024, respectively. Average net production volumes were approximately 17.9 MBoe/d and 20.2 MBoe/d for the three months ended March 31, 2025 and 2024, respectively. The average realized sales prices were $43.76 per Boe and $40.89 per Boe for the three months ended March 31, 2025 and 2024, respectively. The change in realized sales prices was due to higher natural gas and NGL prices, partially offset by lower realized sales prices for oil. In addition, oil production had a higher percentage of total production in the first quarter of 2025 when compared to the first quarter of 2024.

Other revenues were $1.7 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively. The increase primarily related to an increase of $0.7 million for iodine sales from the renegotiation of our sales contract in 2024.

Lease operating expenses were $37.4 million and $38.3 million for the three months ended March 31, 2025 and 2024, respectively. On a per Boe basis, lease operating expenses were $23.28 and $20.78 for the three months ended March 31, 2025 and 2024, respectively. The change in lease operating expense on a per Boe basis was primarily due to a decrease in volumes.

Gathering, processing and transportation expenses were $4.3 million and $4.8 million for the three months ended March 31, 2025 and 2024, respectively. On a per Boe basis, gathering, processing and transportation expenses were $2.67 and $2.59 for the three months ended March 31, 2025 and 2024, respectively. The change in gathering, processing and transportation expense was primarily due to lower gas volumes.

Taxes other than income were $4.4 million and $4.9 million for the three months ended March 31, 2025 and 2024, respectively. On a per Boe basis, taxes other than income were $2.73 and $2.67 for the three months ended March 31, 2025 and 2024, respectively. The decrease was primarily related to a reduction in production taxes due to lower volumes and a decrease in emissions charges.

DD&A expenses were $8.5 million and $8.2 million for the three months ended March 31, 2025 and 2024, respectively.

General and administrative expenses were $10.8 million and $9.8 million for the three months ended March 31, 2025 and 2024, respectively. The change in general and administrative expenses was primarily related to (i) an increase of $1.5 million in legal expenses, (ii) an increase of $0.4 million in stock compensation expense and (iii) an increase of $0.2 million in professional services, partially offset by a decrease of $0.4 million in office lease expense related to the early termination of our Oklahoma office lease in 2024 and a decrease of $0.6 million in salaries and wages.

Net loss (gain) on commodity derivative instruments of $14.3 million was recognized for the three months ended March 31, 2025, consisting of a $14.8 million decrease in the fair value of open positions, partially offset by $0.5 million of cash settlements received on expired positions. A net loss on commodity derivative instruments of $16.6 million was recognized for the three months ended March 31, 2024, consisting of a $20.8 million decrease in the fair value of open positions, partially offset by $4.3 million of cash settlements received on expired positions.

Pipeline incident loss was $0.4 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively. The costs reflect certain expenses not expected to be recovered under an insurance policy. See Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

Interest expense, net was $3.5 million and $3.5 million for the three months ended March 31, 2025 and 2024, respectively.

Average outstanding borrowings under our Revolving Credit Facility were $127.3 million and $115.2 million for the three months ended March 31, 2025 and 2024, respectively.

Current income tax benefit (expense) was less than ($0.1) million and was ($1.4) million for the three months ended March 31, 2025 and 2024, respectively. See additional information discussed in Note 17 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

Deferred income tax benefit (expense) was $1.5 million and $4.7 million for the three months ended March 31, 2025 and 2024, respectively. See additional information discussed in Note 17 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

Non-GAAP Financial Measures

We include in this report the non-GAAP financial measure of Adjusted Net Income (Loss) and Adjusted EBITDA and provide our reconciliation of net income (loss) to Adjusted Net Income (Loss), Adjusted EBITDA to net income (loss), and net cash flows from operating activities, our most directly comparable financial measures calculated and presented in accordance with GAAP.

Adjusted Net Income (Loss)

We define Adjusted Net Income (Loss) as net income (loss) adjusted for unrealized loss (gain) on commodity derivative instruments, acquisition and divestiture-related expenses, unusual and infrequent items, and the income tax expense or benefit of these adjustments using our federal statutory tax rate. This measure is not meant to disassociate these items from management's performance but rather is intended to provide helpful information to investors interested in comparing our performance between periods. Adjusted Net Income (Loss) is not considered to be an alternative to net income (loss) reported in accordance with GAAP.

The following tables present our reconciliation of the Company’s net income (loss) to Adjusted Net Income (Loss), our most directly comparable GAAP financial measures, for each of the periods indicated.

	For the Three Months Ended
	March 31,
	2025	2024

	(In thousands)
Net (loss) income	$(5,861)	$(9,396)
Unrealized loss (gain) on commodity derivative instruments	14,820	20,867
Acquisition and divestiture-related expenses	1,629	14
Non-recurring costs:
Income tax expense (benefit) - deferred	(1,538)	(4,703)
Gain on sale of properties	(6,251)	—
Tax effect of adjustments (1)	971	(3)
Adjusted net income (loss)	$3,770	$6,779

(1) The federal statutory rates were utilized for all periods presented.

Adjusted EBITDA

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

In addition, we use Adjusted EBITDA as an additional measure to evaluate actual cash flow available to develop existing reserves or acquire additional oil and natural gas properties.

The following tables present our reconciliation of the Company’s net income (loss) to Adjusted EBITDA and cash flows from operating activities to Adjusted EBITDA, our most directly comparable GAAP financial measures, for each of the periods indicated.

Reconciliation of Net Income (Loss) to Adjusted EBITDA

	For the Three Months Ended
	March 31,
	2025	2024

	(In thousands)
Net income (loss)	$(5,861)	$(9,396)
Interest expense, net	3,519	3,527
Income tax expense (benefit) - current	1	1,395
Income tax expense (benefit) - deferred	(1,538)	(4,703)
DD&A	8,494	8,239
Accretion of AROs	2,183	2,061
Loss (gain) on commodity derivative instruments	14,317	16,564
Cash settlements (paid) received on expired commodity derivative instruments	503	4,303
(Gain) loss on sale of properties	(6,251)	—
Share-based compensation expense	1,890	1,531
Acquisition and divestiture related expenses	1,629	14
Amortization of gain associated with terminated commodity derivatives	159	—
Pipeline incident loss	396	707
Loss on settlement of AROs	(3)	—
Exploration costs	6	41
Bad debt expense	—	26
Other	—	592
Adjusted EBITDA	$19,444	$24,901

Reconciliation of Net Cash from Operating Activities to Adjusted EBITDA

	For the Three Months Ended
	March 31,
	2025	2024

	(In thousands)
Net cash provided by operating activities	$25,501	$7,712
Changes in working capital	(5,372)	11,217
Interest expense, net	3,519	3,527
Pipeline incident loss	396	707
(Gain) loss on sale of property	(6,251)	—
Income tax expense (benefit) - current	1	1,395
Acquisition and divestiture related expenses	1,629	14
Plugging and abandonment cost	171	—
Amortization and write-off of deferred financing fees	(315)	(304)
Exploration costs	6	41
Amortization of gain associated with terminated commodity derivatives	159	—
Other	—	592
Adjusted EBITDA	$19,444	$24,901

Liquidity and Capital Resources

Overview. Our ability to finance our operations, including funding capital expenditures and acquisitions, to meet our indebtedness obligations, to refinance our indebtedness or to meet our collateral requirements will depend on our ability to generate cash in the future. Our primary sources of liquidity and capital resources have historically been cash flows generated by operating activities, borrowings under our Revolving Credit Facility and equity and debt capital markets. As we pursue reserve and production growth, we plan to monitor which capital resources, including equity and debt financings, are available to us to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. Based on our current oil and natural gas price expectations, we believe our cash flows provided by operating activities and availability under our Revolving Credit Facility will provide us with the financial flexibility necessary to meet our cash requirements, including normal operating needs, and to pursue our currently planned 2025 development activities. However, future cash flows are subject to a number of variables, including the level of our oil and natural gas production and the prices we receive for our oil and natural gas production, and significant additional capital expenditures will be required to more fully develop our properties. We cannot assure you that operations and other needed capital will be available on acceptable terms, or at all. For the remainder of 2025, we anticipate funding our 2025 capital program from internally generated cash flow but retain the flexibility to utilize borrowings under our Revolving Credit Facility, to access the debt and equity capital markets and continue to evaluate opportunities to optimize our portfolio to reduce debt and accelerate Beta development. We believe that existing cash and cash equivalents, any positive cash flows from operations and available borrowings under our Revolving Credit Facility will be sufficient to support working capital, capital expenditures and other cash requirements for at least the next 12 months and, based on our current expectations, for the foreseeable future thereafter.

Termination of Contemplated Merger with Juniper Capital. In connection with the Contemplated Mergers, on April 25, 2025, pursuant to Section 8.1(a) of the Merger Agreement, the Company and the Acquired Companies entered into the Termination Agreement to terminate the Merger Agreement, effective immediately. In accordance with the terms of the Termination Agreement, the Company made a cash payment to the Acquired Companies in lieu of any termination fee which might have otherwise been payable pursuant to the Merger Agreement in the amount of $800,000 as payment for certain of the Acquired Companies’ expenses. The Company expects to incur professional fees and expenses of approximately $3.0 million in connection with the Contemplated Mergers and the Termination. For additional information regarding the Termination, see Notes 4 and 18 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

Capital Markets. We do not currently anticipate any near-term capital markets activity, but we will continue to evaluate the availability of public debt and equity for funding capital needs.

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

We evaluate counterparty risks related to our commodity derivative contracts and trade credit. Should any of these financial counterparties not perform, we may not realize the benefit of some of our hedges under lower commodity prices. We sell our oil and natural gas to a variety of purchasers. Non-performance by a customer could also result in a loss.

Capital Expenditures. Our total capital expenditures were approximately $23.1 million for the three months ended March 31, 2025, which were primarily related to the development program at Beta and non-operated drilling and completion activities in East Texas and the Eagle Ford.

Working Capital. Working capital is the amount by which current assets exceed current liabilities. Our working capital requirements are primarily driven by changes in accounts receivable and accounts payable, as well as the classification of our debt outstanding. These changes are impacted by changes in the prices of commodities that we buy and sell. In general, our working capital requirements increase in periods of rising commodity prices and decrease in periods of declining commodity prices. However, our working capital needs do not necessarily change at the same rate as commodity prices because both accounts receivable and accounts payable are impacted by the same commodity prices. In addition, the timing of payments received by our customers or paid to our suppliers can also cause fluctuations in working capital because we settle with most of our larger customers on a monthly basis and often near the end of the month. We expect that our future working capital requirements will be impacted by these same factors. From time-to-time, our working capital will reflect a deficit, while at other times it will reflect a surplus. This fluctuation is not unusual.

As of March 31, 2025, we had a working capital deficit (excluding commodity derivatives) of $12.5 million primarily due to accrued liabilities of $40.3 million, revenues payable of $12.5 million, and accounts payable of $19.9 million, partially offset by accounts receivable of $35.9 million and prepaid expenses of $24.3 million. As of March 31, 2025, although we had a working capital deficit, we had $20.0 million of available borrowings as of such date under our Revolving Credit Facility that provides additional liquidity, and therefore we have met all debt covenant ratio requirements as of March 31, 2025.

Debt Agreement

Revolving Credit Facility. On July 31, 2023, OLLC and Acquisitionco entered into the Revolving Credit Facility. The aggregate principal amount of loans outstanding under the Revolving Credit Facility as of March 31, 2025, was $125.0 million.

As of March 31, 2025, we had approximately $20.0 million of available borrowings under our Revolving Credit Facility.

As of March 31, 2025, we were in compliance with all the financial (current ratio and total leverage ratio) and non-financial covenants associated with the Revolving Credit Facility.

For additional information regarding our Revolving Credit Facility, see Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

Material Cash Requirements

Contractual Commitments. We have contractual commitments under our debt agreements, including interest payments and principal payments. See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

Lease Obligations. We have operating leases for office and warehouse spaces, office equipment, compressors and surface rentals related to our business obligations. See Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

Sinking Fund Payments. We have a funding requirement to fund two trust accounts to comply with supplemental regulatory bonding requirements related to our decommissioning obligations for the Beta production facilities. As of March 31, 2025, our future commitments under these agreements were $6.8 million for the remainder of 2025 and $9.0 million per year until the escrow accounts are fully funded. See Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for the three months ended March 31, 2025 and 2024 have been derived from our Unaudited Condensed Consolidated Financial Statements. For information regarding the individual components of our cash flow amounts, see our Unaudited Condensed Consolidated Statements of Cash Flows included under “Item 1. Financial Statements” of this quarterly report.

	For the Three Months Ended
	March 31,
	2025	2024

	(In thousands)
Net cash provided by operating activities	$25,501	$7,712
Net cash used in investing activities	(21,497)	(23,724)
Net cash used in financing activities	(4,004)	(1,745)

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net cash provided by operating activities was $25.5 million and $7.7 million for the three months ended March 31, 2025 and 2024, respectively.

Production volumes were approximately 17.9 MBoe/d and 20.2 MBoe/d for the three months ended March 31, 2025 and 2024, respectively. The average realized sales price was $43.76 per Boe and $40.89 per Boe for the three months ended March 31, 2025 and 2024, respectively. The change in realized sales prices was due to higher natural gas and NGL prices, partially offset by lower realized sales prices for oil. In addition, oil production had a higher percentage of total production in the first quarter of 2025 when compared to the first quarter of 2024.

Net cash provided by operating activities for the three months ended March 31, 2025 included $0.5 million of cash received on expired commodity derivative instruments compared to $4.3 million of cash received on expired commodity derivatives for the three months ended March 31, 2024. For the three months ended March 31, 2025, we had a net loss on commodity derivative instruments of $14.3 million compared to a net loss of $16.6 million for the three months ended March 31, 2024.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2025 was $21.5 million, of which $24.9 million was used for additions to oil and natural gas properties and $0.3 million for additions to other property and equipment. Net cash used in investing activities for the three months ended March 31, 2024 was $23.7 million, of which $19.1 million was used for additions to oil and natural gas properties. In addition, we had a decrease of $1.5 million in our capital expenditures payable account.

In January 2025, we purchased and sold certain rights, title and interest in assets in East Texas from a third party, whereby we received net proceeds of $6.3 million. See additional information discussed in Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with our Beta properties. Additions to restricted investments were $2.5 million for the three months ended March 31, 2025 and 2024, respectively.

Financing Activities. We had net repayments of $2.0 million for the three months ended March 31, 2025 related to our Revolving Credit Facility compared to repayments of $25.0 million for the three months ended March 31, 2024. Shares withheld for taxes was $2.0 million and $1.7 million for the three months ended March 31, 2025 and 2024, respectively.

Off–Balance Sheet Arrangements

As of March 31, 2025, we had no off–balance sheet arrangements.

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

ITEM 4.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025. We believe that our internal controls and procedures are still functioning as designed and were effective for the most recent quarter.

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

PART II—OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

For a discussion of the legal proceedings associated with the Incident, see Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report and the annual financial statements and related notes included in our 2024 Form 10-K.

Future litigation may be necessary, among other things, to defend ourselves by determining the scope, enforceability, and validity of claims. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 1A.RISK FACTORS.

Our business faces many risks. Any of the risks discussed elsewhere in this quarterly report and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. There have been no material changes to the risk factors disclosed in Part I, Item 1A in our 2024 Form 10-K.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes our repurchase activity during the three months ended March 31, 2025:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
			Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased	Paid per Share	or Programs	Plans or Programs (1)
(In thousands)
Common Shares Repurchased (1)
January 1, 2025 - January 31, 2025	—	$—	—	n/a
February 1, 2025 - February 28, 2025	315,357	$5.80	—	n/a
March 1, 2025 - March 31, 2025	—	$—	—	n/a
(1)	Common shares are generally net-settled by shareholders to cover the required withholding tax upon vesting. We repurchased the remaining vesting shares on the vesting date at current market price. See Note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.OTHER INFORMATION.

None.

ITEM 6.EXHIBITS.

Exhibit Number		Description
2.1	—

Agreement and Plan of Merger, dated January 14, 2025, by and among Amplify Energy Corp., Amplify DJ Operating LLC, Alpha PRB Operating LLC, North Peak Oil & Gas, LLC, Century Oil and Gas Sub-Holdings, LLC, Juniper Capital Advisors, L.P. and the Specified Company Entities signatories thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-35512) filed on January 15, 2025).

2.2	—

Amendment No.1 to Agreement and Plan of Merger, dated as of April 14, 2025, by and among Amplify Energy Corp., Amplify Operating LLC, Amplify PRB Operating LLC, North Peak Oil & Gas, LLC, Century Oil and Gas Sub-Holdings, LLC, Juniper Capital Advisors, L.P. and the Specified Company Entities signatories thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-35512) filed on April 15, 2025).

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

Monitoring and Oversight Agreement, dated January 14, 2025, by and between Amplify Energy Corp. and Juniper Capital Advisors, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-35512) filed on January 15, 2025).

10.2	—

Termination Agreement, dated as of April 25, 2025, by and among Amplify Energy Corp., Amplify DJ Operating LLC, Amplify PRB Operating LLC, North Peak Oil & Gas, LLC, Century Oil and Gas Sub-Holdings, LLC, Juniper Capital Advisors, L.P. and the Specified Company Entities signatories thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35512) filed on April 25, 2025).

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

Amplify Energy Corp.
(Registrant)

Date:	May 12, 2025	By:	/s/ James Frew
		Name:	James Frew
		Title:	Senior Vice President and Chief Financial Officer

Date:	May 12, 2025	By:	/s/ Eric Dulany
		Name:	Eric Dulany
		Title:	Vice President and Chief Accounting Officer