Form 10-Q
period 2025-06-30
Amplify Energy Corp.
filed 2025-08-06
CIK 1533924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).   Yes  ☐    No  ☑

Securities Registered Pursuant to Section 12(b):

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AMPY	NYSE

As of August 1, 2025, the registrant had 40,466,053 outstanding shares of common stock, $0.01 par value outstanding.

AMPLIFY ENERGY CORP.

		Page
	Glossary of Oil and Natural Gas Terms	1
	Names of Entities	4
	Cautionary Note Regarding Forward-Looking Statements	5

PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements	8
	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024	8
	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2025 and 2024	9
	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and 2024	10
	Unaudited Condensed Consolidated Statements of Equity (Deficit) for the Three and Six Months Ended June 30, 2025 and 2024	11
	Notes to Unaudited Condensed Consolidated Financial Statements	12
	Note 1 – Organization and Basis of Presentation	12
	Note 2 – Summary of Significant Accounting Policies	12
	Note 3 – Revenue	13
	Note 4 – Acquisition and Divestitures	14
	Note 5 – Fair Value Measurements of Financial Instruments	15
	Note 6 – Risk Management and Derivative Instruments	17
	Note 7 – Asset Retirement Obligations	19
	Note 8 – Long-Term Debt	20
	Note 9 – Equity	21
	Note 10 – Earnings (Loss) per Share	22
	Note 11 – Long-Term Incentive Plans	22
	Note 12 – Leases	24
	Note 13 – Supplemental Disclosures to the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Cash Flows	26
	Note 14 – Related Party Transactions	27
	Note 15 – Segment Reporting	27
	Note 16 – Commitments and Contingencies	27
	Note 17 – Income Taxes	29
	Note 18 – Subsequent Events	30

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	43

PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Mine Safety Disclosures	44
Item 5.	Other Information	44
Item 6.	Exhibits	45

Signatures		47

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

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding shares)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, net (see Note 13)	34,692	39,713
Short-term derivative instruments	9,909	6,385
Prepaid expenses and other current assets	25,412	25,679
Total current assets	70,013	71,777
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	886,441	942,981
Support equipment and facilities	153,825	150,511
Other	12,126	11,478
Accumulated depreciation, depletion and amortization	(668,463)	(718,752)
Property and equipment, net	383,929	386,218
Long-term derivative instruments	—	233
Restricted investments	35,093	29,993
Operating lease - long term right-of-use asset	4,136	4,540
Deferred tax asset	251,718	251,600
Assets held for sale - non-current assets	24,333	—
Other long-term assets	2,085	2,715
Total assets	$771,307	$747,076

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$30,303	$13,231
Revenues payable	11,736	11,494
Accrued liabilities (see Note 13)	41,215	43,413
Total current liabilities	83,254	68,138
Long-term debt (see Note 8)	130,000	127,000
Asset retirement obligations	131,464	129,700
Long-term derivative instruments	730	—
Operating lease liability	3,268	3,683
Assets held for sale - non-current liabilities	1,333	—
Other long-term liabilities	9,953	9,643
Total liabilities	360,002	338,164
Commitments and contingencies (see Note 16)
Stockholders' equity (deficit):
Preferred stock, $0.01 par value: 50,000,000 shares authorized; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value: 250,000,000 shares authorized; 40,396,165 and 39,795,138 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	404	399
Additional paid-in capital	441,846	439,981
Accumulated deficit	(30,945)	(31,468)
Total stockholders' equity (deficit)	411,305	408,912
Total liabilities and equity	$771,307	$747,076

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Oil and natural gas sales	$66,774	$72,346	$137,115	$147,668
Other revenues	1,587	7,157	3,296	8,134
Total revenues	68,361	79,503	140,411	155,802

Costs and expenses:
Lease operating expense	38,622	36,311	76,039	74,595
Gathering, processing and transportation	4,723	4,895	9,009	9,669
Taxes other than income	4,299	4,631	8,683	9,542
Depreciation, depletion and amortization	9,765	7,827	18,259	16,066
Impairment expense	8,448	—	8,448	—
General and administrative expense	11,197	8,358	22,012	18,158
Accretion of asset retirement obligations	2,210	2,096	4,393	4,157
Loss (gain) on commodity derivative instruments	(22,162)	1,225	(7,845)	17,789
Pipeline incident loss	195	500	591	1,207
(Gain) loss on sale of properties	(1,545)	—	(7,796)	—
Other, net	50	108	53	149
Total costs and expenses	55,802	65,951	131,846	151,332
Operating income (loss)	12,559	13,552	8,565	4,470
Other income (expense):
Interest expense, net	(3,594)	(3,632)	(7,113)	(7,159)
Other income (expense)	(666)	(109)	(551)	(204)
Total other income (expense)	(4,260)	(3,741)	(7,664)	(7,363)
Income (loss) before income taxes	8,299	9,811	901	(2,893)
Income tax (expense) benefit - current	(495)	(557)	(496)	(1,952)
Income tax (expense) benefit - deferred	(1,420)	(2,135)	118	2,568
Net income (loss)	$6,384	$7,119	$523	$(2,277)

Allocation of net income (loss) to:
Net income (loss) available to common stockholders	$6,039	$6,773	$496	$(2,277)
Net income (loss) allocated to participating securities	345	346	27	—
Net income (loss) available to Amplify Energy Corp.	$6,384	$7,119	$523	$(2,277)

Earnings (loss) per share: (See Note 10)
Basic and diluted earnings (loss) per share	$0.15	$0.17	$0.01	$(0.06)
Weighted average common shares outstanding:
Basic and diluted	40,349	39,629	40,269	39,519

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$523	$(2,277)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	18,259	16,066
Impairment expense	8,448	—
Loss (gain) on derivative instruments	(7,845)	17,789
Cash settlements (paid) received on expired derivative instruments	5,284	7,983
Deferred income tax expense (benefit)	(118)	(2,568)
Accretion of asset retirement obligations	4,393	4,157
Share-based compensation (see Note 11)	3,880	3,298
Settlement of asset retirement obligations	(525)	(416)
Amortization and write-off of deferred financing costs	630	608
Bad debt expense	53	26
Changes in operating assets and liabilities:
Accounts receivable	4,968	2,763
Prepaid expenses and other assets	2,116	(2,784)
Payables and accrued liabilities	9,124	(21,544)
Net cash provided by operating activities	49,190	23,101
Cash flows from investing activities:
Additions to oil and gas properties	(52,227)	(38,616)
Additions to other property and equipment	(649)	(992)
Additions to restricted investments	(5,100)	(4,969)
Proceeds from the sale of oil and natural gas properties	7,796	—
Net cash used in investing activities	(50,180)	(44,577)
Cash flows from financing activities:
Advances on Revolving Credit Facility	74,000	53,000
Payments on Revolving Credit Facility	(71,000)	(50,000)
Shares withheld for taxes	(2,010)	(1,768)
Net cash used in financing activities	990	1,232
Net change in cash and cash equivalents	—	(20,244)
Cash and cash equivalents, beginning of period	—	20,746
Cash and cash equivalents, end of period	$—	$502

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(In thousands)

	Stockholders' Equity
		Additional	Accumulated
	Common	Paid-in	Earnings
	Stock	Capital	(Deficit)	Total
Balance at December 31, 2024	$399	$439,981	$(31,468)	$408,912
Net income (loss)	—	—	(5,861)	(5,861)
Share-based compensation expense	—	1,890	—	1,890
Shares withheld for taxes	—	(2,004)	—	(2,004)
Other	5	(5)	—	—
Balance at March 31, 2025	404	439,862	(37,329)	402,937
Net income (loss)	—	—	6,384	6,384
Share-based compensation expense	—	1,990	—	1,990
Shares withheld for taxes	—	(6)	—	(6)
Other	—	—	—	—
Balance at June 30, 2025	$404	$441,846	$(30,945)	$411,305

	Stockholders' Equity (Deficit)
		Additional	Accumulated
	Common	Paid-in	Earnings
	Stock	Capital	(Deficit)	Total
Balance at December 31, 2023	$393	$435,095	$(44,452)	$391,036
Net income (loss)	—	—	(9,396)	(9,396)
Share-based compensation expense	—	1,120	—	1,120
Shares withheld for taxes	—	(1,745)	—	(1,745)
Other	5	(5)	—	—
Balance at March 31, 2024	398	434,465	(53,848)	381,015
Net income (loss)	—	—	7,119	7,119
Share-based compensation expense	—	2,140	38	2,178
Shares withheld for taxes	—	(23)	—	(23)
Balance at June 30, 2024	$398	$436,582	$(46,691)	$390,289

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

The Company operates in one reportable segment that is engaged in the acquisition, development, exploitation and production of oil and natural gas properties. The Company’s management evaluates performance based on one reportable business segment as there are not different economic environments within the operation of the Company’s oil and natural gas properties. The Company’s assets have historically consisted primarily of producing oil and natural gas properties located in Oklahoma, the Rockies (“Bairoil”), federal waters offshore Southern California (“Beta”), East Texas/North Louisiana and the Eagle Ford (non-op). Most of the Company’s oil and natural gas properties are located in large, mature oil and natural gas reservoirs. The Company’s properties consist primarily of operated and non-operated working interests in producing and undeveloped leasehold acreage and working interests in identified producing wells.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)
Revenues
Oil	$49,705	$57,789	$99,686	$115,210
NGLs	5,648	6,565	11,806	14,091
Natural gas	11,421	7,992	25,623	18,367
Oil and natural gas sales	$66,774	$72,346	$137,115	$147,668

Contract Balances

Under the Company’s sales contracts, the Company invoices customers once its performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s contracts do not give rise to contract assets or liabilities. Accounts receivable attributable to the Company’s revenue contracts with customers were $28.8 million at June 30, 2025 and $28.5 million at December 31, 2024.

Note 4. Acquisitions and Divestitures

Assets Held for Sale

On June 30, 2025, the Company approved the plan to sell its non-operated Eagle Ford assets. On July 1, 2025, OLLC entered into a definitive agreement (the “Purchase and Sale Agreement”) to divest its non-core assets in the Eagle Ford for a contract price of $23.0 million, subject to certain post-closing adjustments (the “Asset Sale”). The assets held for sale are recorded at the lower of their carrying value or fair value less cost to sell. The Company recognized an impairment expense of approximately $8.4 million for both the three and six months ended June 30, 2025 in connection with the planned divestiture. The disposition did not qualify as discontinued operations. The major categories of assets and liabilities classified as held for sale were:

June 30, 2025
(In thousands)
Assets classified as held for sale
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	$101,330
Accumulated depreciation, depletion, and impairment	(76,997)
Property and equipment, net	24,333
Total assets classified as held for sale	$24,333

Liabilities associated with assets held for sale
Asset retirement obligations	$(1,333)
Total liabilities associated with assets held for sale	$(1,333)

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

East Texas Haynesville Monetization

On January 15, 2025, the Company sold 90% of its interest in certain units with rights in the Haynesville basin in Harrison County, Texas and purchased a 10% interest in adjacent acreage, generating $6.3 million in net proceeds from the transactions. These transactions also established an area of mutual interest with the counterparty covering 10,000 gross acres. Amplify retained a 10% working interest in the units it divested and purchased a 10% working interest in the counterparty’s acreage. The net proceeds received from the purchase and sale transactions of $6.3 million is classified as a (gain) loss on sale of properties in our Unaudited Consolidated Statement of Operations.

On May 1, 2025, the Company sold 90% of its interest in three additional units with rights in the Haynesville basin in Panola and Shelby Counties, Texas to a third party. Amplify retained a 10% working interest in the units it divested. The net proceeds from the transaction of $1.5 million are classified as a (gain) loss on sale of properties in our Unaudited Consolidated Statement of Operations.

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

Acquisition and Divesture Expenses

Acquisition and divestiture related expenses for third-party transactions are included in general and administrative expense in the accompanying Unaudited Condensed Statement of Consolidated Operations for the periods indicated below (in thousands):

For the Three Months Ended		For the Six Months Ended
June 30,		June 30,
2025	2024	2025	2024
$2,346	$9	$3,975	$23

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The carrying values of accounts receivables, accounts payables (including accrued liabilities), restricted investments and amounts outstanding under long-term debt agreements with variable rates included in the accompanying Unaudited Condensed Consolidated Balance Sheets approximated fair value at June 30, 2025 and December 31, 2024. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair market values of the derivative financial instruments reflected on the accompanying Unaudited Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 were based on estimated forward commodity prices. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following tables present the gross derivative assets and liabilities that are measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024 for each of the fair value hierarchy levels:

	Fair Value Measurements at June 30, 2025
			Significant
	Quoted Prices in	Significant Other	Unobservable
	Active Market	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value

	(In thousands)
Assets:
Commodity derivatives	$—	$24,694	$—	$24,694
Interest rate derivatives	—	—	—	—
Total assets	$—	$24,694	$—	$24,694

Liabilities:
Commodity derivatives	$—	$15,515	$—	$15,515
Interest rate derivatives	—	—	—	—
Total liabilities	$—	$15,515	$—	$15,515

	Fair Value Measurements at December 31, 2024
			Significant
	Quoted Prices in	Significant Other	Unobservable
	Active Market	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value

	(In thousands)
Assets:
Commodity derivatives	$—	$14,317	$—	$14,317
Interest rate derivatives	—	—	—	—
Total assets	$—	$14,317	$—	$14,317

Liabilities:
Commodity derivatives	$—	$7,699	$—	$7,699
Interest rate derivatives	—	—	—	—
Total liabilities	$—	$7,699	$—	$7,699

See Note 6 for additional information regarding the Company’s derivative instruments.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis, as reflected on the accompanying Unaudited Condensed Consolidated Balance Sheets. The following methods and assumptions are used to estimate the fair values:

●	The fair value of asset retirement obligations (“AROs”) is based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding factors such as the existence of a legal obligation for an ARO, amounts and timing of settlements, the credit-adjusted risk-free rate and inflation rates. The initial fair value estimates are based on unobservable market data and are classified within Level 3 of the fair value hierarchy. See Note 7 for a summary of changes in AROs.
●	Proved oil and natural gas properties are reviewed for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such properties. The Company uses an income approach based on the discounted cash flow method, whereby the present value of expected future net cash flows is discounted by applying an appropriate discount rate, for purposes of placing a fair value on the assets. The future cash flows are based on management’s estimates for the future. The unobservable inputs used to determine fair value include, but are not limited to, estimates of proved reserves, estimates of probable reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and natural gas properties (some of which are Level 3 inputs within the fair value hierarchy).
●	The Company recorded an impairment expense of $8.4 million for both the three and six months ended June 30, 2025 to reduce the net book value of our non-operated Eagle Ford assets to fair value less costs to sell. See additional information regarding Asset Sale in Note 4 and Note 18. No impairment expense was recorded on proved oil and natural gas properties during the three and six months ended June 30, 2024.

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

Certain inherent business risks are associated with commodity derivative contracts, including market risk and credit risk. Market risk is the risk that the price of natural gas or oil will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the counterparty to a contract. It is the Company’s policy to enter into derivative contracts only with creditworthy counterparties, which are generally financial institutions, deemed by management as competent and competitive market makers. Some of the lenders, or certain of their affiliates, under the Company’s current credit agreements are counterparties to its derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with creditworthy counterparties that are generally large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. The Company has also entered into International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of its counterparties. The terms of the ISDA Agreements provide the Company and each of its counterparties with rights of set-off upon the occurrence of defined acts of default by either the Company or its counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. As a result, had certain counterparties failed completely to perform according to the terms of the existing contracts, the Company would have the right to offset $9.9 million against amounts outstanding under the Revolving Credit Facility at June 30, 2025. See Note 8 for additional information regarding the Company’s Revolving Credit Facility.

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

At June 30, 2025, the Company had the following open commodity positions:

	Remaining
	2025	2026	2027	2028
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (MMBtu)	560,000	515,000	197,500	20,000
Weighted-average fixed price	$3.75	$3.80	$3.96	$3.86

Collar contracts:
Two-way collars
Average monthly volume (MMBtu)	500,000	517,500	640,000	67,500
Weighted-average floor price	$3.50	$3.58	$3.54	$3.50
Weighted-average ceiling price	$3.90	$4.11	$4.31	$4.52

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (Bbls)	170,000	146,500	45,667	—
Weighted-average fixed price	$70.32	$65.77	$62.57	$—

Collar contracts:
Two-way collars
Average monthly volume (Bbls)	17,000	—	—	—
Weighted-average floor price	$70.00	$—	$—	$—
Weighted-average ceiling price	$80.20	$—	$—	$—

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at June 30, 2025 and December 31, 2024. There was no cash collateral received or pledged associated with the Company’s derivative instruments since most of its counterparties, or certain of its affiliates, to its derivative contracts are lenders under its Revolving Credit Facility.

		Asset	Liability	Asset	Liability
		Derivatives	Derivatives	Derivatives	Derivatives
		June 30,	June 30,	December 31,	December 31,
Type	Balance Sheet Location	2025	2025	2024	2024

		(In thousands)
Commodity contracts	Short-term derivative instruments	$15,397	$5,488	$9,499	$3,114
Interest rate swaps	Short-term derivative instruments	—	—	—	—
Gross fair value		15,397	5,488	9,499	3,114
Netting arrangements		(5,488)	(5,488)	(3,114)	(3,114)
Net recorded fair value	Short-term derivative instruments	$9,909	$—	$6,385	$—

Commodity contracts	Long-term derivative instruments	$9,297	$10,027	$4,818	$4,585
Interest rate swaps	Long-term derivative instruments	—	—	—	—
Gross fair value		9,297	10,027	4,818	4,585
Netting arrangements		(9,297)	(9,297)	(4,585)	(4,585)
Net recorded fair value	Long-term derivative instruments	$—	$730	$233	$—

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

		For the Three Months Ended		For the Six Months Ended
	Statements of	June 30,		June 30,
	Operations Location	2025	2024	2025	2024
Commodity derivative contracts	Loss (gain) on commodity derivatives	$(22,162)	$1,225	$(7,845)	$17,789

Note 7. Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the Company’s portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the six months ended June 30, 2025 (in thousands):

Asset retirement obligations at beginning of period	$131,077
Liabilities added from acquisition or drilling	7
Liabilities settled	(525)
Liabilities removed upon sale of wells	(797)
Accretion expense	4,393
Revision of estimates	19
Asset retirement obligation at end of period	134,174
Less: Current portion	1,377
Less: Long-term portion - assets held for sale	1,333
Asset retirement obligations - long-term portion	$131,464

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Long-Term Debt

The following table presents the Company’s consolidated debt obligations at the dates indicated:

	June 30,	December 31,
	2025	2024

	(In thousands)
Revolving Credit Facility (1)	$130,000	$127,000
Total long-term debt	$130,000	$127,000
(1)	The carrying amount of the Company’s Revolving Credit Facility approximates fair value because the interest rates are variable and reflective of market rates.

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

The aggregate principal amount of loans outstanding under the Revolving Credit Facility as of June 30, 2025, was $130.0 million. As of June 30, 2025, the borrowing base under the facility was $145.0 million with elected commitments of $145.0 million. The Revolving Credit Facility borrowing base is subject to redetermination on at least a semi-annual basis, primarily based on a reserve engineering report.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On May 29, 2025, the Company completed the spring redetermination which affirmed the borrowing base at $145.0 million. The next regularly schedule borrowing base redetermination is expected to occur in the fourth quarter of 2025.

As noted above, the Company is required to maintain a minimum current ratio of 1.00 to 1.00, which is measured on the last day of each quarter. On June 30, 2025, the Company’s current ratio was 0.90 to 1.00. On July 31, 2025, the Company received a letter agreement from its lenders waiving any default or event of default as a result of such noncompliance related to the minimum current ratio requirement for the quarter ended June 30, 2025. As a result, the Company was in compliance with all financial covenants as of June 30, 2025.

Subsequent Event. On July 2, 2025, subsequent to the Asset Sale, the Company’s borrowing base was reduced to $135.0 million.

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid, excluding commitment fees, on the Company’s consolidated variable-rate debt obligations for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revolving Credit Facility	8.40%	9.35%	8.43%	9.37%

Letters of Credit

At June 30, 2025, the Company had no letters of credit outstanding.

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with the Company’s Revolving Credit Facility were $2.6 million at June 30, 2025.

Note 9. Equity

Common Stock

The Company’s authorized capital stock includes 250,000,000 shares of Common Stock. The following is a summary of the changes in the Company’s Common Stock issued for the six months ended June 30, 2025:

Common Stock
Balance, December 31, 2024	39,795,138
Issuance of Common Stock	—
Restricted stock units vested	917,521
Shares withheld for taxes (1)	(316,494)
Balance, June 30, 2025	40,396,165
(1)	Represents the net settlement on vesting of restricted stock to satisfy tax withholding requirements.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Earnings (Loss) per Share

The following sets forth the calculation of earnings (loss) per share, or EPS, for the periods indicated (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income (loss)	$6,384	$7,119	$523	$(2,277)
Less: Net income allocated to participating securities	345	346	27	—
Basic and diluted earnings available to common stockholders	$6,039	$6,773	$496	$(2,277)

Common shares:
Common shares outstanding — basic	40,349	39,629	40,269	39,519
Dilutive effect of potential common shares	—	—	—	—
Common shares outstanding — diluted	40,349	39,629	40,269	39,519

Net earnings (loss) per share:
Basic	$0.15	$0.17	$0.01	$(0.06)
Diluted	$0.15	$0.17	$0.01	$(0.06)

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

As of June 30, 2025, TSU grants are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a straight-line basis over the requisite service period and forfeitures are accounted for as they occur. The unrecognized cost associated with the TSUs was $7.2 million at June 30, 2025. The Company expects to recognize the unrecognized compensation cost for these awards over a weighted average period of approximately 2.0 years.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information regarding the TSUs activity for the period presented:

		Weighted-
		Average Grant-
	Number of	Date Fair Value
	Units	per Unit (1)
TSUs outstanding at December 31, 2024	1,379,356	$6.43
Granted (2)	817,666	$5.34
Forfeited	(2,533)	$5.34
Vested	(669,581)	$5.99
TSUs outstanding at June 30, 2025	1,524,908	$6.04
(1)	Determined by dividing the aggregate grant-date fair value of awards by the number of awards issued.
(2)	The aggregate grant-date fair value of TSUs issued for the six months ended June 30, 2025 was $4.4 million based on a grant-date market price of $5.34 per share.

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

Compensation costs related to PSU awards are recorded as general and administrative expense. The unrecognized cost associated with PSU awards was $4.2 million at June 30, 2025. The Company expects to recognize the unrecognized compensation cost for PSU awards over a weighted-average period of approximately 2.0 years.

The below table reflects the ranges for the assumptions used in the Monte Carlo model for the 2025 PSUs:

February 2025
Expected volatility	58.6%
Dividend yield	0.00%
Risk-free interest rate	4.22%

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information regarding the PSU activity for the period presented:

		Weighted-
		Average Grant-
	Number of	Date Fair Value
	Units	per Unit (1)
PRSUs outstanding at December 31, 2024	608,500	$9.58
Granted (2)	495,783	$6.84
Forfeited	—	$—
Vested	(247,940)	$6.20
PRSUs outstanding at June 30, 2025	856,343	$8.97
(1)	Determined by dividing the aggregate grant-date fair value of awards by the number of awards issued.
(2)	The aggregate grant-date fair value of PSUs issued for the six months ended June 30, 2025 was $3.4 million based on a calculated fair value price ranging from $6.20 to $7.05 per share.

Compensation Expense

The following table summarizes the amount of recognized compensation expense associated with the EIP Plans, which are reflected in the accompanying Unaudited Condensed Consolidated Statements of Operations for the periods presented (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Share-based compensation costs
TSUs	$1,335	$1,272	$2,623	$2,363
PRSUs	656	495	1,257	935
	$1,991	$1,767	$3,880	$3,298

Note 12. Leases

The Company has leases for office space, warehouse space and equipment in its corporate office and operating regions as well as vehicles, compressors and surface rentals related to its business operations. In addition, the Company has right-of-way leases to operate the San Pedro Bay Pipeline. Most of the Company’s leases, other than its corporate office lease, have an initial term and may be extended on a month-to-month basis after expiration of the initial term. Most of the Company’s leases can be terminated with 30-day prior written notice. The majority of its month-to-month leases are not included as a lease liability in its balance sheet because continuation of the lease is not reasonably certain. Additionally, the Company elected the short-term practical expedient to exclude leases with a term of twelve months or less. For the quarter ended June 30, 2025, all of the Company’s leases qualified as operating leases, and it did not have any existing or new leases qualifying as financing leases or variable leases.

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

For the six months ended June 30, 2025 and 2024, the Company recognized approximately $1.1 million and $1.0 million, respectively, of costs relating to the operating leases in the Unaudited Condensed Consolidated Statements of Operations.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information related to the Company’s lease liabilities is included in the table below:

	For the Six Months Ended
	June 30,
	2025	2024

	(In thousands)
Non-cash amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$404	$744

The following table presents the Company’s right-of-use assets and lease liabilities for the period presented:

	June 30,	December 31,
	2025	2024

	(In thousands)
Right-of-use asset	$4,136	$4,540

Lease liabilities:
Current lease liability	1,716	1,784
Long-term lease liability	3,268	3,683
Total lease liability	$4,984	$5,467

The following table reflects the Company’s maturity analysis of the minimum lease payment obligations under non-cancelable operating leases with a remaining term in excess of one year (in thousands):

	Office and	Leased vehicles
	warehouse	and office
	leases	equipment	Total
2025	$722	$373	$1,095
2026	1,218	423	1,641
2027	843	329	1,172
2028	724	7	731
2029 and thereafter	1,087	—	1,087
Total lease payments	4,594	1,132	5,726
Less: interest	646	96	742
Present value of lease liabilities	$3,948	$1,036	$4,984

The weighted average remaining lease terms and discount rate for all of the Company’s operating leases for the period presented:

	June 30,
	2025	2024
Weighted average remaining lease term (years):
Office and warehouse space	3.29	4.08
Vehicles	0.41	0.19
Office equipment	—	0.01
Weighted average discount rate:
Office and warehouse space	5.34%	5.44%
Vehicles	1.66%	1.09%
Office equipment	—%	0.05%

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Supplemental Disclosures to the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Cash Flows

Accrued Liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	June 30,	December 31,
	2025	2024
Accrued lease operating expense	$11,187	$13,845
Accrued capital expenditures	11,483	5,191
Accrued general and administrative expense	4,941	6,281
Accrued production and ad valorem tax	2,910	2,827
Accrued commitment fee and other expense	2,305	2,395
Operating lease liability	1,716	1,784
Asset retirement obligations	1,377	1,377
Accrued interest payable	376	292
Accrued liability - pipeline incident	1,100	5,534
Accrued current income tax payable	482	116
Other	3,338	3,771
Accrued liabilities	$41,215	$43,413

Accounts Receivable

Accounts receivable consisted of the following at the dates indicated (in thousands):

	June 30,	December 31,
	2025	2024
Oil and natural gas receivables	$28,757	$28,505
Insurance receivable - pipeline incident	396	4,722
Joint interest owners and other	7,320	8,214
Total accounts receivable	36,473	41,441
Less: allowance for doubtful accounts	(1,781)	(1,728)
Total accounts receivable, net	$34,692	$39,713

Supplemental Cash Flows

Supplemental cash flows for the periods presented (in thousands):

	For the Six Months Ended
	June 30,
	2025	2024
Supplemental cash flows:
Cash paid for interest, net of amounts capitalized	$4,669	$6,437
Cash paid for taxes	130	1,040

Noncash investing and financing activities:
Increase (decrease) in capital expenditures in payables and accrued liabilities	6,292	(1,561)

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Related Party Transactions

Related Party Agreements

There have been no transactions between the Company and any related person in which the related person had a direct or indirect material interest for the three and six months ended June 30, 2025 and 2024.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)
Revenue	$68,361	$79,503	$140,411	$155,802
Less:
Lease operating expense	38,622	36,311	76,039	74,595
Gathering, processing and transportation	4,723	4,895	9,009	9,669
Taxes other than income	4,299	4,631	8,683	9,542
Other segment items	14,333	26,547	46,157	64,273
Net income (loss)	$6,384	$7,119	$523	$(2,277)

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Environmental costs for remediation are accrued based on estimates of known remediation requirements. Such accruals are based on management’s best estimate of the ultimate cost to remediate a site and are adjusted as further information and circumstances develop. Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies and regulatory approvals. Expenditures to mitigate or prevent future environmental contamination are capitalized. Ongoing environmental compliance costs are charged to expense as incurred. In accruing for environmental remediation liabilities, costs of future expenditures for environmental remediation are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable. At June 30, 2025 and December 31, 2024, the Company had no environmental reserves recorded in its Unaudited Condensed Consolidated Balance Sheet.

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

In accordance with the terms of the Termination Agreement, the Company made a cash payment to the Acquired Companies in lieu of any termination fee which might have otherwise been payable pursuant to the Merger Agreement in the amount of $800,000 as payment for certain of the Acquired Companies’ expenses. The Company and the Acquired Companies also agreed to release each other from certain claims and liabilities arising out of or related to the Merger Agreement or the transactions contemplated therein or thereby. The Company incurred professional fees and expenses of approximately $3.4 million in connection with the Contemplated Mergers and the Termination.

Beta Pipeline Incident

There have been no material changes to the legal proceedings, insurance receivables and costs associated with the incident that occurred at our producing oil property located at Beta (the “Incident”) as described in the Company’s annual financial statements included in its 2024 Form 10-K, except with respect to that disclosed below:

On June 30, 2025, and December 31, 2024, the Company’s insurance receivables were $0.4 million and $4.7 million, respectively. Excluding the costs associated with the resolution of the federal and state matters discussed in the 2024 Form 10-K, for the six months ended June 30, 2025, the Company incurred legal fees, loss load and other non-reimbursable expenses of $0.6 million that are classified as “Pipeline Incident Loss” on the Company’s Unaudited Condensed Consolidated Statements of Operations. For more information, please see the 2024 Form 10-K.

Sinking Fund Trust Agreement

Beta Operating Company, LLC (“Beta LLC”), a wholly owned subsidiary, assumed an obligation with a third party to make payments into a sinking fund in connection with the Company’s properties in federal waters offshore Southern California, the purpose of which is to provide funds adequate to decommission the portion of the San Pedro Bay Pipeline that lies within state waters and the surface facilities. Interest earned in the account stays in the account. The obligation to fund ceases when the aggregate value of the account reaches $4.3 million. As of June 30, 2025, the account balance included in restricted investments was approximately $4.6 million.

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

The below table outlines the updated funding commitment for these agreements at June 30, 2025 (in thousands):

	Payment Due by Period
Funding commitment	Total	Remaining 2025	2026	2027	2028	2029	Thereafter (1)
Federal escrow fund payments	$133,763	$4,000	$8,000	$8,000	$8,000	$8,000	$97,763
State escrow fund payments	8,652	517	1,034	1,034	1,034	1,034	3,999
Total sinking fund payments	$142,415	$4,517	$9,034	$9,034	$9,034	$9,034	$101,762
(1)	The remaining payments will be made during the years 2030 through 2042.

As of June 30, 2025, the Company has funded $30.5 million into the escrow accounts which is reflected in “Restricted investments” on the Unaudited Condensed Consolidated Balance Sheet.

Note 17. Income Taxes

The Company’s current income tax benefit (expense) was ($0.5) million for each of the three and six months ended June 30, 2025. The Company’s current income tax benefit (expense) was ($0.6) million and ($2.0) million for the three and six months ended June 30, 2024, respectively.

The Company’s deferred income tax benefit (expense) was ($1.4) million and $0.1 million for the three and six months ended June 30, 2025, respectively. The Company’s deferred income tax benefit (expense) was ($2.1) million and $2.6 million for the three and six months ended June 30, 2024, respectively.

The effective tax rates for the three and six months ended June 30, 2025 were 23.1% and 42.0%, respectively. The effective tax rates for the three and six months ended June 30, 2024 were 27.4% and 21.3%, respectively. The difference between the statutory U.S. federal income tax rate of 21% and the effective tax rate for the three and six months ended June 30, 2025 was primarily from higher discrete realized hedging income tax expense and lower book income in the second quarter of 2025. The difference between the statutory U.S. federal income tax rate of 21% and the effective tax rate for the three and six months ended June 30, 2024 was due to higher income earned in the second quarter of 2024.

On July 4, 2025, the President signed into law the One Big Beautiful Bill Act (“OBBBA”), which introduces significant changes to U.S. federal tax law. Key provisions of the legislation include modifications to the limitation on the deductibility of business interest expense, changes to the treatment of research and development expenditures, full expensing of qualified capital expenditures, and modifications to the international tax framework.

The Company is currently evaluating the impact of the OBBBA on its consolidated financial statements. While the full effects are still being assessed, the Company anticipates a reduction in current income tax expense for the year with no material impact to the effective tax rate.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Subsequent Events

Sale of Non-Operated Eagle Ford Assets and Borrowing Base Redetermination

On July 1, 2025, OLLC entered into the Purchase and Sale Agreement with Murphy Exploration & Production Company – USA, a Delaware corporation (“Buyer”), the existing operator of the majority of OLLC’s Assets (as defined in the Purchase and Sale Agreement), pursuant to which OLLC sold to Buyer all of OLLC’s Assets, which include, among other things, OLLC’s right, title and interest in and to certain specified oil and gas Properties, Contracts, Equipment and Production (each, as defined in the Purchase and Sale Agreement) within or related to certain designated lands in Karnes County, Texas, for an aggregate cash purchase price of $23.0 million, subject to certain post-closing adjustments. The Asset Sale closed simultaneously with the execution and delivery of the Purchase and Sale Agreement on July 1, 2025. The Purchase and Sale Agreement became effective as of June 15, 2025.

Additionally, see Note 8 for additional information relating to the reduction in the Company’s borrowing base in connection with the Asset Sale.

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

Overview

We operate in one reportable segment engaged in the acquisition, development, exploitation and production of oil and natural gas properties. Our management evaluates performance based on the reportable business segment as the economic environments are not different within the operation of our oil and natural gas properties. Our business activities are conducted through OLLC, our wholly owned subsidiary, and its wholly owned subsidiaries. Our assets have historically consisted primarily of producing oil and natural gas properties located in Oklahoma, the Rockies (“Bairoil”), federal waters offshore Southern California (“Beta”), East Texas/North Louisiana and the Eagle Ford (non-op). Most of our oil and natural gas properties are located in large, mature oil and natural gas reservoirs.

Industry Trends

We continue to monitor the impact of the actions of OPEC+ and other large producing nations, the Russia-Ukraine conflict, conflicts in the Middle East, the imposition of tariffs or other economic sanctions, global inventories of oil and natural gas and the uncertainty associated with recovering oil demand, inflation and future monetary policy and governmental policies aimed at transitioning towards lower carbon energy. In the first half of 2025, there has been continued volatility in oil, natural gas and NGL prices resulting from (i) trade tariff uncertainties driving concerns over an increase in inflation and (ii) OPEC+’s decision to increase production in May through July 2025, creating additional global supply and further downward pressure on oil prices. In July 2025, OPEC+ announced an additional production increase for August, which is expected to exacerbate these supply-side pressures on oil prices.

While U.S. inflation rates during the first half of 2025 have remained relatively stable, they continued to be slightly higher than historical averages. Such inflation, along with the effects of economic pressures from international military and trade conflicts, could, as a result, continue to raise the cost of borrowing, impact the demand for and price of oil and natural gas, increase the price of crucial supplies and raw materials and impact interest rates. Due to these factors, among others, we expect prices for some or all commodities to remain volatile. Thus, we cannot predict with reasonable certainty the extent to which these factors may impact our business, results of operations, financial condition and cash flows.

Recent Developments

Strategic Initiatives

On July 22, 2025, we announced the engagement of a third-party advisor to explore market interest for the complete divestiture of Amplify’s assets in East Texas and Oklahoma.

Separation of Chief Executive Officer and Director

On July 21, 2025, the Company, and Mr. Martyn Willsher, the Company’s former President, Chief Executive Officer and member of the Company’s board of directors (the “Board”), agreed that (i) Mr. Willsher’s roles as President and Chief Executive Officer of the Company and a member of the Board terminated effective July 22, 2025 (the “Transition Date”), and (ii) Mr. Willsher assumed the non-executive employee role of Special Advisor to the Company on the Transition Date.

In connection with the transition of Mr. Willsher’s role, the Company and Mr. Willsher entered into a Transition and Separation Agreement (the “Transition Agreement”), effective as of the Transition Date. Pursuant to the terms of the Transition Agreement, Mr. Willsher will serve as Special Advisor to the Company until December 31, 2025, unless earlier terminated in accordance with the terms of the Transition Agreement. The Transition Agreement is filed as Exhibit 10.4 to this Current Report on Form 10-Q.

Appointment of Chief Executive Officer and Director

On July 21, 2025, the Board appointed Mr. Daniel Furbee, previously the Company’s Senior Vice President and Chief Operating Officer, to Chief Executive Officer and as a member of the Board, effective as of the Transition Date. In connection with Mr. Furbee’s appointment as Chief Executive Officer, Mr. Furbee and the Company entered into a performance-based restricted stock units award agreement (the “Award Agreement”). The Award Agreement is filed as Exhibit 10.5 to this Current Report on Form 10-Q.

Appointment of President and Chief Financial Officer

On July 21, 2025, the Board appointed Mr. James Frew, previously the Company’s Senior Vice President and Chief Financial Officer, to President and Chief Financial Officer, effective as of the Transition Date.

Sale of Non-Operated Eagle Ford Assets and Borrowing Base Redetermination

On July 1, 2025, OLLC entered into a purchase and sale agreement with Buyer, the existing operator of the majority of OLLC’s Assets, pursuant to which OLLC sold to Buyer all of OLLC’s Assets, which include, among other things, OLLC’s right, title and interest in and to certain specified oil and gas Properties, Contracts, Equipment and Production within or related to certain designated lands in Karnes County, Texas, for an aggregate cash purchase price of $23.0 million, subject to certain post-closing adjustments, as further described in the Purchase and Sale Agreement. The Asset Sale closed simultaneously with the execution and delivery of the Purchase and Sale Agreement on July 1, 2025. The Purchase and Sale Agreement became effective as of June 15, 2025.

On July 2, 2025, subsequent to the Asset Sale, our borrowing base was reduced to $135.0 million.

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

Results of Operations

The results of operations for the three and six months ended June 30, 2025 and 2024 have been derived from our unaudited condensed consolidated financial statements.

The following table summarizes certain of the results of operations for the periods indicated.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	($ In thousands except per unit amounts)
Oil and natural gas sales	$66,774	$72,346	$137,115	$147,668
Other revenues	1,587	7,157	3,296	8,134
Lease operating expense	38,622	36,311	76,039	74,595
Gathering, processing and transportation	4,723	4,895	9,009	9,669
Taxes other than income	4,299	4,631	8,683	9,542
Depreciation, depletion and amortization	9,765	7,827	18,259	16,066
Impairment expense	8,448	—	8,448	—
General and administrative expense	11,197	8,358	22,012	18,158
Loss (gain) on commodity derivative instruments	(22,162)	1,225	(7,845)	17,789
Pipeline incident loss	195	500	591	1,207
(Gain) loss on sale of properties	(1,545)	—	(7,796)	—
Interest expense, net	3,594	3,632	7,113	7,159
Income tax (expense) benefit - current	(495)	(557)	(496)	(1,952)
Income tax (expense) benefit - deferred	(1,420)	(2,135)	118	2,568
Net income (loss)	6,384	7,119	523	(2,277)

Oil and natural gas revenues:
Oil sales	$49,705	$57,789	$99,686	$115,210
NGL sales	5,648	6,565	11,806	14,091
Natural gas sales	11,421	7,992	25,623	18,367
Total oil and natural gas revenues	$66,774	$72,346	$137,115	$147,668

Production volumes:
Oil (MBbls)	828	756	1,565	1,542
NGLs (MBbls)	285	345	548	678
Natural gas (MMcf)	3,760	4,453	7,407	8,788
Total (MBoe)	1,740	1,843	3,347	3,685
Average net production (MBoe/d)	19.1	20.3	18.5	20.2

Average realized sales price (excluding commodity derivatives):
Oil (per Bbl)	$60.01	$76.51	$63.69	$74.71
NGL (per Bbl)	19.81	18.99	21.56	20.76
Natural gas (per Mcf)	3.04	1.79	3.46	2.09
Total (per Boe)	$38.38	$39.25	$40.96	$40.07

Average unit costs per Boe:
Lease operating expense	$22.20	$19.70	$22.72	$20.24
Gathering, processing and transportation	2.71	2.66	2.69	2.62
Taxes other than income	2.47	2.51	2.59	2.59
General and administrative expense	6.44	4.53	6.58	4.93
Depletion, depreciation and amortization	5.61	4.25	5.46	4.36

For the Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

We reported net income of $6.4 million compared to net income of $7.1 million for the three months ended June 30, 2025 and 2024, respectively.

Oil, natural gas and NGL revenues were $66.8 million and $72.3 million for the three months ended June 30, 2025 and 2024, respectively. Average net production volumes were approximately 19.1 MBoe/d and 20.3 MBoe/d for the three months ended June 30, 2025 and 2024, respectively. The average realized sales prices were $38.38 per Boe and $39.25 per Boe for the three months ended June 30, 2025 and 2024, respectively. The change in realized sales price was due to lower realized sales prices for oil, partially offset by higher realized sales prices for natural gas.

Other revenues were $1.6 million and $7.2 million for the three months ended June 30, 2025 and 2024, respectively. The decrease primarily related to the revenue suspense release of $4.8 million for the three months ended June 30, 2024.

Lease operating expenses were $38.6 million and $36.3 million for the three months ended June 30, 2025 and 2024, respectively. On a per Boe basis, lease operating expenses were $22.20 and $19.70 for the three months ended June 30, 2025 and 2024, respectively. The change in lease operating expense is primarily due to increased electricity costs for Bairoil.

Gathering, processing and transportation expenses were $4.7 million and $4.9 million for the three months ended June 30, 2025 and 2024, respectively. On a per Boe basis, gathering, processing and transportation expenses were $2.71 and $2.66 for the three months ended June 30, 2025 and 2024, respectively. The change in gathering processing and transportation expenses was primarily due to lower gas volumes.

Taxes other than income were $4.3 million and $4.6 million for the three months ended June 30, 2025 and 2024, respectively. On a per Boe basis, taxes other than income were $2.47 and $2.51 for the three months ended June 30, 2025 and 2024, respectively. The decrease was primarily related to a reduction in production taxes based on lower volumes partially offset by an increase in emission charges and ad valorem taxes.

DD&A expenses were $9.8 million and $7.8 million for the three months ended June 30, 2025 and 2024, respectively. The change was primarily driven by increased production at Beta and Eagle Ford.

Impairment expense was $8.4 million for the three months ended June 30, 2025. The Company recognized an impairment expense to reduce the net book value of our non-operated Eagle Ford assets to fair value less costs to sell. See Note 4 and Note 18 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information. No impairment expense was recorded for the three months ended June 30, 2024.

General and administrative expenses were $11.2 million and $8.4 million for the three months ended June 30, 2025 and 2024, respectively. The change in general and administrative expenses was primarily related to an increase of $2.3 million in acquisition and divestiture costs incurred during the second quarter and an increase of $0.2 million in stock compensation expense.

Net loss (gain) on commodity derivative instruments of ($22.2) million were recognized for the three months ended June 30, 2025, consisting of a $17.4 million increase in the fair value of open positions and $4.8 million of cash settlements received on expired positions. Net loss on commodity derivative instruments of $1.2 million was recognized for the three months ended June 30, 2024, consisting of a $4.9 million decrease in the fair value of open positions, partially offset by $3.7 million of cash settlements received on expired positions.

Pipeline incident loss was $0.2 million and $0.5 million for the three months ended June 30, 2025 and 2024, respectively. The costs reflect certain expenses not expected to be recovered under an insurance policy. See Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

(Gain) loss on sale of properties was ($1.5) million for the six months ended June 30, 2025. This primarily related to the sale of certain units with rights in the Haynesville basin in Panola and Shelby Counties, Texas. See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Item 1. Financial Statements” of this quarterly report for additional information. There was no (gain) loss on sale of properties for the three months ended June 30, 2024.

Interest expense, net was $3.6 million for both the three months ended June 30, 2025 and 2024, respectively.

Average outstanding borrowings under our Revolving Credit Facility were $130.5 million and $121.8 million for the three months ended June 30, 2025 and 2024, respectively.

Current income tax benefit (expense) was ($0.5) million and ($0.6) million for the three months ended June 30, 2025 and 2024, respectively. See additional information discussed in Note 17 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

Deferred income tax benefit (expense) was ($1.4) million and ($2.1) million for the three months ended June 30, 2025 and 2024, respectively. See additional information discussed in Note 17 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

For the Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

We reported net income of $0.5 million compared to a net loss of $2.3 million for the six months ended June 30, 2025 and 2024, respectively.

Oil, natural gas and NGL revenues were $137.1 million and $147.7 million for the six months ended June 30, 2025 and 2024, respectively. Average net production volumes were approximately 18.5 MBoe/d and 20.2 MBoe/d for the six months ended June 30, 2025 and 2024, respectively. The average realized sales prices were $40.96 per Boe and $40.07 per Boe for the six months ended June 30, 2025 and 2024, respectively. The change in realized sales prices was due to higher natural gas and NGL prices, partially offset by lower realized sales prices for oil. In addition, oil production had a higher percentage of total production in the first half of 2025 when compared to the first half of 2024.

Other revenues were $3.3 million and $8.1 million for the six months ended June 30, 2025 and 2024, respectively. The decrease primarily related to the revenue suspense release of $4.8 million for the six months ended June 30, 2024.

Lease operating expenses were $76.0 million and $74.6 million for the six months ended June 30, 2025 and 2024, respectively. On a per Boe basis, lease operating expenses were $22.72 and $20.24 for the six months ended June 30, 2025 and 2024, respectively. The change in lease operating expense on a per Boe basis was primarily due to increased electricity costs for Bairoil.

Gathering, processing and transportation expenses were $9.0 million and $9.7 million for the six months ended June 30, 2025 and 2024, respectively. On a per Boe basis, gathering, processing and transportation expenses were $2.69 and $2.62 for the six months ended June 30, 2025 and 2024, respectively. The change in gathering, processing and transportation expense was primarily due to lower gas volumes.

Taxes other than income were $8.7 million and $9.5 million for the six months ended June 30, 2025 and 2024, respectively. On a per Boe basis, taxes other than income were $2.59 for each of the six months ended June 30, 2025 and 2024. The decrease was primarily related to a reduction in production taxes due to lower volumes partially offset by an increase in emissions charges and ad valorem tax.

DD&A expenses were $18.3 million and $16.1 million for the six months ended June 30, 2025 and 2024, respectively. The change is primarily due to an increase in our DD&A rate.

Impairment expense was $8.4 million for the six months ended June 30, 2025. The Company recognized an impairment expense to reduce the net book value of our non-operated Eagle Ford assets to fair value less costs to sell. See Note 4 and Note 18 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information. No impairment expense was recorded for the six months ended June 30, 2024.

General and administrative expenses were $22.0 million and $18.2 million for the six months ended June 30, 2025 and 2024, respectively. The change in general and administrative expenses was primarily related to (i) an increase of $4.0 million in acquisition and divestiture costs and (ii) an increase of $0.6 million in stock compensation expense, partially offset by (i) a decrease of $0.5 million in office lease expense related to the early termination of our Oklahoma office lease in 2024 and (ii) a decrease of $0.3 million for salaries and other payroll benefits.

Net loss (gain) on commodity derivative instruments of ($7.8) million was recognized for the six months ended June 30, 2025, consisting of a $2.6 million increase in the fair value of open positions and $5.3 million of cash settlements received on expired positions. A net loss on commodity derivative instruments of $17.8 million was recognized for the six months ended June 30, 2024, consisting of a $25.8 million decrease in the fair value of open positions, partially offset by $8.0 million of cash settlements received on expired positions.

Pipeline incident loss was $0.6 million and $1.2 million for the six months ended June 30, 2025 and 2024, respectively. The costs reflect certain expenses not expected to be recovered under an insurance policy. See Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

(Gain) loss on sale of properties was ($7.8) million for the six months ended June 30, 2025. This primarily related to the sale of certain units with rights in the Haynesville basin in Harrison County, Texas. See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Item 1. Financial Statements” of this quarterly report for additional information. There was no (gain) loss on sale of properties for the six months ended June 30, 2024.

Interest expense, net was $7.1 million and $7.2 million for the six months ended June 30, 2025 and 2024, respectively.

Average outstanding borrowings under our Revolving Credit Facility were $128.9 million and $118.5 million for the six months ended June 30, 2025 and 2024, respectively.

Current income tax benefit (expense) was ($0.5) million and ($2.0) million for the six months ended June 30, 2025 and 2024, respectively. See additional information discussed in Note 17 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

Deferred income tax benefit (expense) was $0.1 million and $2.6 million for the six months ended June 30, 2025 and 2024, respectively. See additional information discussed in Note 17 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

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

Adjusted Net Income (Loss)

We define Adjusted Net Income (Loss) as net income (loss) adjusted for unrealized loss (gain) on commodity derivative instruments, acquisition and divestiture-related expenses, impairment expense, unusual and infrequent items, and the income tax expense or benefit of these adjustments using our federal statutory tax rate. This measure is not meant to disassociate these items from management’s performance but rather is intended to provide helpful information to investors interested in comparing our performance between periods. Adjusted Net Income (Loss) is not considered to be an alternative to net income (loss) reported in accordance with GAAP.

The following tables present our reconciliation of the Company’s net income (loss) to Adjusted Net Income (Loss), our most directly comparable GAAP financial measures, for each of the periods indicated.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)
Net (loss) income	$6,384	$7,119	$523	$(2,277)
Unrealized loss (gain) on commodity derivative instruments	(17,381)	4,905	(2,561)	25,772
Acquisition and divestiture-related expenses	2,346	9	3,975	23
Impairment expense	8,448	—	8,448	—
Non-recurring costs:
Income tax expense (benefit) - deferred	1,420	2,135	(118)	(2,568)
(Gain) loss on sale of properties	(1,545)	—	(7,796)	—
Tax effect of adjustments (1)	(1,942)	(2)	(972)	(5)
Adjusted net income (loss)	$(2,270)	$14,166	$1,499	$20,945
(1)	The federal statutory rates were utilized for all periods presented.

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

Reconciliation of Net Income (Loss) to Adjusted EBITDA

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)
Net income (loss)	$6,384	$7,119	$523	$(2,277)
Interest expense, net	3,594	3,632	7,113	7,159
Income tax expense (benefit) - current	495	557	496	1,952
Income tax expense (benefit) - deferred	1,420	2,135	(118)	(2,568)
Impairment expense	8,448	—	8,448	—
DD&A	9,765	7,827	18,259	16,066
Accretion of AROs	2,210	2,096	4,393	4,157
Loss (gain) on commodity derivative instruments	(22,162)	1,225	(7,845)	17,789
Cash settlements (paid) received on expired commodity derivative instruments	4,781	3,680	5,284	7,983
(Gain) loss on sale of properties	(1,545)	—	(7,796)	—
Share-based compensation expense	1,990	1,767	3,880	3,298
Acquisition and divestiture related expenses	2,346	9	3,975	23
Amortization of gain associated with terminated commodity derivatives	159	—	318	—
Pipeline incident loss	195	500	591	1,207
Loss on settlement of AROs	40	98	37	98
Exploration costs	10	10	16	51
Bad debt expense	53	—	53	26
Other	800	94	800	686
Adjusted EBITDA	$18,983	$30,749	$38,427	$55,650

Reconciliation of Net Cash from Operating Activities to Adjusted EBITDA

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)
Net cash provided by operating activities	$23,689	$15,389	$49,190	$23,101
Changes in working capital	(10,836)	10,348	(16,208)	21,565
Interest expense, net	3,594	3,632	7,113	7,159
(Gain) loss on sale of property	(1,545)	—	(7,796)	—
Acquisition and divestiture related expenses	2,346	9	3,975	23
Pipeline incident loss	195	500	591	1,207
Plugging and abandonment cost	391	514	562	514
Amortization and write-off of deferred financing fees	(315)	(304)	(630)	(608)
Amortization of gain associated with terminated commodity derivatives	159	—	318	—
Income tax expense (benefit) - current	495	557	496	1,952
Exploration costs	10	10	16	51
Other	800	94	800	686
Adjusted EBITDA	$18,983	$30,749	$38,427	$55,650

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

Termination of Contemplated Merger with Juniper Capital. In connection with the Contemplated Mergers, on April 25, 2025, pursuant to Section 8.1(a) of the Merger Agreement, the Company and the Acquired Companies entered into the Termination Agreement to terminate the Merger Agreement, effective immediately. In accordance with the terms of the Termination Agreement, the Company made a cash payment to the Acquired Companies in lieu of any termination fee which might have otherwise been payable pursuant to the Merger Agreement in the amount of $800,000 as payment for certain of the Acquired Companies’ expenses. The Company incurred professional fees and expenses of approximately $3.4 million in connection with the Contemplated Mergers and the Termination. For additional information regarding the Termination, see Notes 4 and 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

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

Capital Expenditures. Our total capital expenditures were approximately $48.6 million for the six months ended June 30, 2025, which were primarily related to the development program at Beta and non-operated drilling and completion activities in East Texas and the Eagle Ford.

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

As of June 30, 2025, we had a working capital deficit (excluding commodity derivatives) of $23.2 million primarily due to accrued liabilities of $41.2 million, revenues payable of $11.7 million, and accounts payable of $30.3 million, partially offset by accounts receivable of $34.7 million and prepaid expenses of $25.4 million.

Debt Agreement

Revolving Credit Facility. On July 31, 2023, OLLC and Acquisitionco entered into the Revolving Credit Facility. The aggregate principal amount of loans outstanding under the Revolving Credit Facility as of June 30, 2025, was $130.0 million.

As of June 30, 2025, we had approximately $15.0 million of available borrowings under our Revolving Credit Facility.

The Company is required to maintain a minimum current ratio of 1.00 to 1.00, which is measured on the last day of each quarter. On June 30, 2025, the Company’s current ratio was 0.90 to 1.00. On July 31, 2025, the Company received a letter agreement from its lenders waiving any default or event of default as a result of such noncompliance related to the minimum current ratio requirement for the quarter ended June 30, 2025. As a result, the Company was in compliance with all financial covenants as of June 30, 2025. The Company expects to maintain a current ratio of 1.0 to 1.0 in future quarters.

On July 2, 2025, subsequent to the divestiture of our non-op Eagle Ford assets, our borrowing base was reduced to $135.0 million.

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

Sinking Fund Payments. We have a funding requirement to fund two trust accounts to comply with supplemental regulatory bonding requirements related to our decommissioning obligations for the Beta production facilities. As of June 30, 2025, our future commitments under these agreements were $4.5 million for the remainder of 2025 and $9.0 million per year until the escrow accounts are fully funded. See Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for the six months ended June 30, 2025 and 2024 have been derived from our Unaudited Condensed Consolidated Financial Statements. For information regarding the individual components of our cash flow amounts, see our Unaudited Condensed Consolidated Statements of Cash Flows included under “Item 1. Financial Statements” of this quarterly report.

	For the Six Months Ended
	June 30,
	2025	2024

	(In thousands)
Net cash provided by operating activities	$49,190	$23,101
Net cash used in investing activities	(50,180)	(44,577)
Net cash used in financing activities	990	1,232

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net cash provided by operating activities was $49.2 million and $23.1 million for the six months ended June 30, 2025 and 2024, respectively.

Production volumes were approximately 18.5 MBoe/d and 20.2 MBoe/d for the six months ended June 30, 2025 and 2024, respectively. The average realized sales price was $40.96 per Boe and $40.07 per Boe for the six months ended June 30, 2025 and 2024, respectively. The change in realized sales prices was due to higher natural gas and NGL prices, partially offset by lower realized sales prices for oil. In addition, oil production had a higher percentage of total production in the first half of 2025 when compared to the first half of 2024.

Net cash provided by operating activities for the six months ended June 30, 2025 included $5.3 million of cash received on expired commodity derivative instruments compared to $8.0 million of cash received on expired commodity derivatives for the six months ended June 30, 2024. For the six months ended June 30, 2025, we had a net gain on commodity derivative instruments of $7.8 million compared to a net loss of $17.8 million for the six months ended June 30, 2024.

In addition, the six months ended June 30, 2025 included an impairment expense of $8.4 million for the loss on assets held for sale.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2025 was $50.2 million, of which $52.2 million was used for additions to oil and natural gas properties and $0.6 million for additions to other property and equipment. Net cash used in investing activities for the six months ended June 30, 2024 was $44.6 million, of which $38.6 million was used for additions to oil and natural gas properties and $1.0 million for additions to other property and equipment.

During 2025, we purchased and sold certain rights, title and interest in assets in East Texas from a third party, whereby we received net proceeds of $7.8 million. See additional information discussed in Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with our Beta properties. Additions to restricted investments were $5.1 million and $5.0 million for the six months ended June 30, 2025 and 2024, respectively.

Financing Activities. We had net borrowings of $3.0 million for the six months ended June 30, 2025 related to our Revolving Credit Facility compared to net borrowings of $3.0 million for the six months ended June 30, 2024. Shares withheld for taxes were $2.0 million and $1.8 million for the six months ended June 30, 2025 and 2024, respectively.

Off–Balance Sheet Arrangements

As of June 30, 2025, we had no off–balance sheet arrangements.

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

ITEM 4.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025. We believe that our internal controls and procedures are still functioning as designed and were effective for the most recent quarter.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes our repurchase activity during the three months ended June 30, 2025:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
			Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased	Paid per Share	or Programs	Plans or Programs (1)
(In thousands)
Common Shares Repurchased (1)
April 1, 2025 - April 30, 2025	1,137	$3.74	—	n/a
May 1, 2025 - May 31, 2025	—	$—	—	n/a
June 1, 2025 - June 30, 2025	—	$—	—	n/a
(1)	Common shares are generally net-settled by shareholders to cover the required withholding tax upon vesting. We repurchased the remaining vesting shares on the vesting date at current market price. See Note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

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

2.3+	—

Purchase and Sale Agreement, dated July 1, 2025, by and between Amplify Energy Operating LLC and Murphy Exploration & Production Company – USA (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-35512) filed on July 1, 2025).

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

10.3	—

Cooperation Agreement, dated as of May 16, 2025, by and among Amplify Energy Corp., Clint Coghill, Stoney Lonesome HF LP and The Drake Helix Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-35512) filed on May 19, 2025).

10.4*	—	Transition and Separation Agreement, dated as of July 22, 2025, by and among Martyn Willsher, Amplify Energy Corp. and Amplify Energy Services LLC.

10.5*	—	PRSU Award Agreement, dated as of July 22, 2025, by and between Daniel Furbee and Amplify Energy Corp.

31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	—	Inline XBRL Instance Document

Exhibit Number		Description
101.SCH*	—	Inline XBRL Schema Document

101.CAL*	—	Inline XBRL Calculation Linkbase Document

101.DEF*	—	Inline XBRL Definition Linkbase Document

101.LAB*	—	Inline XBRL Labels Linkbase Document

101.PRE*	—	Inline XBRL Presentation Linkbase Document

104*	—	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed as an exhibit to this Quarterly Report on Form 10-Q.
**	Furnished as an exhibit to this Quarterly Report on Form 10-Q.
+

Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission on request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amplify Energy Corp.
(Registrant)

Date:	August 6, 2025	By:	/s/ James Frew
		Name:	James Frew
		Title:	President and Chief Financial Officer

Date:	August 6, 2025	By:	/s/ Eric Dulany
		Name:	Eric Dulany
		Title:	Vice President and Chief Accounting Officer