Form 10-Q
period 2025-09-30
Amplify Energy Corp.
filed 2025-11-05
CIK 1533924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).   Yes  ☐    No  ☑

Securities Registered Pursuant to Section 12(b):

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AMPY	NYSE

As of October 31, 2025, the registrant had 40,475,997 outstanding shares of common stock, $0.01 par value outstanding.

AMPLIFY ENERGY CORP.

		Page
	Glossary of Oil and Natural Gas Terms	1
	Names of Entities	4
	Cautionary Note Regarding Forward-Looking Statements	5

PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements	8
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024	8
	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2025 and 2024	9
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024	10
	Unaudited Condensed Consolidated Statements of Equity (Deficit) for the Three and Nine Months Ended September 30, 2025 and 2024	11
	Notes to Unaudited Condensed Consolidated Financial Statements	12
	Note 1 – Organization and Basis of Presentation	12
	Note 2 – Summary of Significant Accounting Policies	12
	Note 3 – Revenue	13
	Note 4 – Acquisition and Divestitures	14
	Note 5 – Fair Value Measurements of Financial Instruments	15
	Note 6 – Risk Management and Derivative Instruments	17
	Note 7 – Asset Retirement Obligations	19
	Note 8 – Long-Term Debt	19
	Note 9 – Equity	21
	Note 10 – Earnings (Loss) per Share	21
	Note 11 – Long-Term Incentive Plans	21
	Note 12 – Leases	24
	Note 13 – Supplemental Disclosures to the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Cash Flows	26
	Note 14 – Related Party Transactions	27
	Note 15 – Segment Reporting	27
	Note 16 – Commitments and Contingencies	27
	Note 17 – Income Taxes	29
	Note 18 – Subsequent Events	30

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	43

PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Mine Safety Disclosures	45
Item 5.	Other Information	45
Item 6.	Exhibits	46

Signatures		48

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

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding shares)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, net (see Note 13)	33,207	39,713
Short-term derivative instruments	10,983	6,385
Prepaid expenses and other current assets	26,168	25,679
Total current assets	70,358	71,777
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	903,217	942,981
Support equipment and facilities	154,844	150,511
Other	12,404	11,478
Accumulated depreciation, depletion and amortization	(711,469)	(718,752)
Property and equipment, net	358,996	386,218
Long-term derivative instruments	273	233
Restricted investments	37,684	29,993
Operating lease - long term right-of-use asset	3,730	4,540
Deferred tax asset	258,600	251,600
Other long-term assets	1,714	2,715
Total assets	$731,355	$747,076

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$29,154	$13,231
Revenues payable	10,145	11,494
Accrued liabilities (see Note 13)	29,698	43,413
Total current liabilities	68,997	68,138
Long-term debt (see Note 8)	123,000	127,000
Asset retirement obligations	133,276	129,700
Operating lease liability	2,985	3,683
Other long-term liabilities	10,123	9,643
Total liabilities	338,381	338,164
Commitments and contingencies (see Note 16)
Stockholders' equity (deficit):
Preferred stock, $0.01 par value: 50,000,000 shares authorized; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value: 250,000,000 shares authorized; 40,475,997 and 39,795,138 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	405	399
Additional paid-in capital	444,480	439,981
Accumulated deficit	(51,911)	(31,468)
Total stockholders' equity (deficit)	392,974	408,912
Total liabilities and equity	$731,355	$747,076

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Oil and natural gas sales	$64,242	$68,135	$201,357	$215,803
Other revenues	2,154	1,723	5,450	9,857
Total revenues	66,396	69,858	206,807	225,660

Costs and expenses:
Lease operating expense	35,613	33,255	111,652	107,850
Gathering, processing and transportation	5,237	4,290	14,246	13,959
Taxes other than income	3,654	5,997	12,337	15,539
Depreciation, depletion and amortization	9,004	8,102	27,263	24,168
Impairment expense	34,002	—	42,450	—
General and administrative expense	11,764	8,251	33,776	26,409
Accretion of asset retirement obligations	2,219	2,125	6,612	6,282
Loss (gain) on commodity derivative instruments	(6,922)	(25,047)	(14,767)	(7,258)
Pipeline incident loss	54	247	645	1,454
(Gain) loss on sale of properties	(1,740)	—	(9,536)	—
Other, net	33	38	86	187
Total costs and expenses	92,918	37,258	224,764	188,590
Operating income (loss)	(26,522)	32,600	(17,957)	37,070
Other income (expense):
Interest expense, net	(3,860)	(3,756)	(10,973)	(10,915)
Other income (expense)	72	(130)	(479)	(334)
Total other income (expense)	(3,788)	(3,886)	(11,452)	(11,249)
Income (loss) before income taxes	(30,310)	28,714	(29,409)	25,821
Income tax (expense) benefit - current	116	(412)	(380)	(2,364)
Income tax (expense) benefit - deferred	9,228	(5,650)	9,346	(3,082)
Net income (loss)	$(20,966)	$22,652	$(20,443)	$20,375

Allocation of net income (loss) to:
Net income (loss) available to common stockholders	$(20,966)	$21,569	$(20,443)	$19,392
Net income (loss) allocated to participating securities	—	1,083	—	983
Net income (loss) available to Amplify Energy Corp.	$(20,966)	$22,652	$(20,443)	$20,375

Earnings (loss) per share: (See Note 10)
Basic and diluted earnings (loss) per share	$(0.52)	$0.54	$(0.51)	$0.49
Weighted average common shares outstanding:
Basic and diluted	40,471	39,783	40,337	39,608

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(20,443)	$20,375
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	27,263	24,168
Impairment expense	42,450	—
Loss (gain) on derivative instruments	(14,767)	(7,258)
Cash settlements (paid) received on expired derivative instruments	10,129	13,564
Cash settlements received (paid) on terminated derivative instruments	—	793
Deferred income tax expense (benefit)	(9,346)	3,082
Accretion of asset retirement obligations	6,612	6,282
(Gain) loss on sale of properties	(1,190)	—
Share-based compensation (see Note 11)	6,536	5,113
Settlement of asset retirement obligations	(974)	(750)
Amortization and write-off of deferred financing costs	1,119	918
Bad debt expense	87	52
Changes in operating assets and liabilities:
Accounts receivable	6,419	6,749
Prepaid expenses and other assets	4,389	(2,798)
Payables and accrued liabilities	4,181	(31,452)
Other	173	—
Net cash provided by operating activities	62,638	38,838
Cash flows from investing activities:
Additions to oil and gas properties	(79,285)	(54,102)
Additions to other property and equipment	(926)	(1,037)
Additions to restricted investments	(7,692)	(7,516)
Proceeds from the sale of oil and natural gas properties	31,346	—
Net cash used in investing activities	(56,557)	(62,655)
Cash flows from financing activities:
Advances on Revolving Credit Facility	99,000	85,000
Payments on Revolving Credit Facility	(103,000)	(80,000)
Deferred financing costs	(50)	(76)
Shares withheld for taxes	(2,031)	(1,853)
Net cash used in financing activities	(6,081)	3,071
Net change in cash and cash equivalents	—	(20,746)
Cash and cash equivalents, beginning of period	—	20,746
Cash and cash equivalents, end of period	$—	$—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(In thousands)

	Stockholders' Equity
		Additional	Accumulated
	Common	Paid-in	Earnings
	Stock	Capital	(Deficit)	Total
Balance at December 31, 2024	$399	$439,981	$(31,468)	$408,912
Net income (loss)	—	—	(5,861)	(5,861)
Share-based compensation expense	—	1,890	—	1,890
Shares withheld for taxes	—	(2,004)	—	(2,004)
Other	5	(5)	—	—
Balance at March 31, 2025	404	439,862	(37,329)	402,937
Net income (loss)	—	—	6,384	6,384
Share-based compensation expense	—	1,990	—	1,990
Shares withheld for taxes	—	(6)	—	(6)
Other	—	—	—	—
Balance at June 30, 2025	404	441,846	(30,945)	411,305
Net income (loss)	—	—	(20,966)	(20,966)
Share-based compensation expense	—	2,656	—	2,656
Shares withheld for taxes	—	(21)	—	(21)
Other	1	(1)	—	—
Balance at September 30, 2025	$405	$444,480	$(51,911)	$392,974

	Stockholders' Equity (Deficit)
		Additional	Accumulated
	Common	Paid-in	Earnings
	Stock	Capital	(Deficit)	Total
Balance at December 31, 2023	$393	$435,095	$(44,452)	$391,036
Net income (loss)	—	—	(9,396)	(9,396)
Share-based compensation expense	—	1,120	—	1,120
Shares withheld for taxes	—	(1,745)	—	(1,745)
Other	5	(5)	—	—
Balance at March 31, 2024	398	434,465	(53,848)	381,015
Net income (loss)	—	—	7,119	7,119
Share-based compensation expense	—	2,140	38	2,178
Shares withheld for taxes	—	(23)	—	(23)
Balance at June 30, 2024	398	436,582	(46,691)	390,289
Net income (loss)	—	—	22,652	22,652
Share-based compensation expense	—	1,815	—	1,815
Shares withheld for taxes	—	(86)	—	(86)
Other	2	(2)	—	—
Balance at September 30, 2024	$400	$438,309	$(24,039)	$414,670

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In thousands)
Revenues
Oil	$45,543	$54,353	$145,230	$169,563
NGLs	5,401	6,096	17,206	20,187
Natural gas	13,298	7,686	38,921	26,053
Oil and natural gas sales	$64,242	$68,135	$201,357	$215,803

Contract Balances

Under the Company’s sales contracts, the Company invoices customers once its performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s contracts do not give rise to contract assets or liabilities. Accounts receivable attributable to the Company’s revenue contracts with customers were $26.5 million at September 30, 2025 and $28.5 million at December 31, 2024.

Note 4. Acquisitions and Divestitures

Sale of Non-Operated Eagle Ford Assets

On July 1, 2025, OLLC entered into a definitive agreement (the “Purchase and Sale Agreement”) with Murphy Exploration & Production Company – USA, a Delaware corporation (“Buyer”), the existing operator of the majority of OLLC’s Assets (as defined in the Purchase and Sale Agreement), pursuant to which OLLC sold to Buyer all of OLLC’s Assets, which include, among other things, OLLC’s right, title and interest in and to certain specified oil and gas Properties, Contracts, Equipment and Production (each, as defined in the Purchase and Sale Agreement) within or related to certain designated lands in Karnes County, Texas, for an aggregate cash purchase price of $23.0 million, subject to certain post-closing adjustments (the “Asset Sale”). The Asset Sale closed simultaneously with the execution and delivery of the Purchase and Sale Agreement on July 1, 2025. Upon the Asset Sale, Amplify no longer holds any assets in the Eagle Ford. The Purchase and Sale Agreement became effective as of June 15, 2025. The Company recognized an impairment expense of approximately $8.4 million for the nine months ended September 30, 2025 in connection with the divestiture.

East Texas Haynesville Monetization

On January 15, 2025, the Company sold 90% of its interest in certain units with rights in the Cotton Valley and Haynesville basins in Harrison County, Texas and purchased a 10% interest in adjacent acreage, generating $6.3 million in net proceeds from the transactions. These transactions also established an area of mutual interest with the counterparty covering 10,000 gross acres. Amplify retained a 10% working interest in the units it divested and purchased a 10% working interest in the counterparty’s acreage. The net proceeds received from the purchase and sale transactions of $6.3 million is classified as a (gain) loss on sale of properties in our Unaudited Consolidated Statement of Operations.

On May 1, 2025, the Company sold 90% of its interest in three units with rights in the Haynesville basin in Panola and Shelby Counties, Texas to a third party. Amplify retained a 10% working interest in the units it divested. The net proceeds from the transaction of $1.5 million are classified as a (gain) loss on sale of properties in our Unaudited Consolidated Statement of Operations.

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

Acquisition and Divesture Expenses

Acquisition and divestiture related expenses for third-party transactions are included in general and administrative expense in the accompanying Unaudited Condensed Statement of Consolidated Operations for the periods indicated below (in thousands):

For the Three Months Ended		For the Nine Months Ended
September 30,		September 30,
2025	2024	2025	2024
$951	$186	$4,926	$209

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

The carrying values of accounts receivables, accounts payables (including accrued liabilities), restricted investments and amounts outstanding under long-term debt agreements with variable rates included in the accompanying Unaudited Condensed Consolidated Balance Sheets approximated fair value at September 30, 2025 and December 31, 2024. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair market values of the derivative financial instruments reflected on the accompanying Unaudited Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 were based on estimated forward commodity prices. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following tables present the gross derivative assets and liabilities that are measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024 for each of the fair value hierarchy levels:

	Fair Value Measurements at September 30, 2025
			Significant
	Quoted Prices in	Significant Other	Unobservable
	Active Market	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value

	(In thousands)
Assets:
Commodity derivatives	$—	$21,362	$—	$21,362
Interest rate derivatives	—	—	—	—
Total assets	$—	$21,362	$—	$21,362

Liabilities:
Commodity derivatives	$—	$10,106	$—	$10,106
Interest rate derivatives	—	—	—	—
Total liabilities	$—	$10,106	$—	$10,106

	Fair Value Measurements at December 31, 2024
			Significant
	Quoted Prices in	Significant Other	Unobservable
	Active Market	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value

	(In thousands)
Assets:
Commodity derivatives	$—	$14,317	$—	$14,317
Interest rate derivatives	—	—	—	—
Total assets	$—	$14,317	$—	$14,317

Liabilities:
Commodity derivatives	$—	$7,699	$—	$7,699
Interest rate derivatives	—	—	—	—
Total liabilities	$—	$7,699	$—	$7,699

See Note 6 for additional information regarding the Company’s derivative instruments.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis, as reflected on the accompanying Unaudited Condensed Consolidated Balance Sheets. The following methods and assumptions are used to estimate the fair values:

●	The fair value of asset retirement obligations (“AROs”) is based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding factors such as the existence of a legal obligation for an ARO, amounts and timing of settlements, the credit-adjusted risk-free rate and inflation rates. The initial fair value estimates are based on unobservable market data and are classified within Level 3 of the fair value hierarchy. See Note 7 for a summary of changes in AROs.
●	Proved oil and natural gas properties are reviewed for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such properties. The Company uses an income approach based on the discounted cash flow method, whereby the present value of expected future net cash flows is discounted by applying an appropriate discount rate, for purposes of placing a fair value on the assets. The future cash flows are based on management’s estimates for the future. The unobservable inputs used to determine fair value include, but are not limited to, estimates of proved reserves, estimates of probable reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and natural gas properties (some of which are Level 3 inputs within the fair value hierarchy).
o	The Company recorded an impairment expense of $34.0 million and $42.5 million for the three and nine months ended September 30, 2025, respectively. The Company recognized an impairment charge due to the carrying value of the assets exceeding the fair market value of the assets.
o	No impairment expense was recorded on proved oil and natural gas properties during the three and nine months ended September 30, 2024.

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

Certain inherent business risks are associated with commodity derivative contracts, including market risk and credit risk. Market risk is the risk that the price of natural gas or oil will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the counterparty to a contract. It is the Company’s policy to enter into derivative contracts only with creditworthy counterparties, which are generally financial institutions, deemed by management as competent and competitive market makers. Some of the lenders, or certain of their affiliates, under the Company’s current credit agreements are counterparties to its derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with creditworthy counterparties that are generally large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. The Company has also entered into International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of its counterparties. The terms of the ISDA Agreements provide the Company and each of its counterparties with rights of set-off upon the occurrence of defined acts of default by either the Company or its counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. As a result, had certain counterparties failed completely to perform according to the terms of the existing contracts, the Company would have the right to offset $11.3 million against amounts outstanding under the Revolving Credit Facility at September 30, 2025. See Note 8 for additional information regarding the Company’s Revolving Credit Facility.

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

At September 30, 2025, the Company had the following open commodity positions:

	Remaining
	2025	2026	2027	2028
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (MMBtu)	560,000	515,000	197,500	20,000
Weighted-average fixed price	$3.75	$3.80	$3.96	$3.86

Collar contracts:
Two-way collars
Average monthly volume (MMBtu)	500,000	517,500	640,000	67,500
Weighted-average floor price	$3.50	$3.58	$3.54	$3.50
Weighted-average ceiling price	$3.90	$4.11	$4.31	$4.52

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (Bbls)	186,000	152,500	57,417	—
Weighted-average fixed price	$70.21	$65.63	$62.53	$—

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at September 30, 2025 and December 31, 2024. There was no cash collateral received or pledged associated with the Company’s derivative instruments since most of its counterparties, or certain of its affiliates, to its derivative contracts are lenders under its Revolving Credit Facility.

		Asset	Liability	Asset	Liability
		Derivatives	Derivatives	Derivatives	Derivatives
		September 30,	September 30,	December 31,	December 31,
Type	Balance Sheet Location	2025	2025	2024	2024

		(In thousands)
Commodity contracts	Short-term derivative instruments	$14,003	$3,020	$9,499	$3,114
Interest rate swaps	Short-term derivative instruments	—	—	—	—
Gross fair value		14,003	3,020	9,499	3,114
Netting arrangements		(3,020)	(3,020)	(3,114)	(3,114)
Net recorded fair value	Short-term derivative instruments	$10,983	$—	$6,385	$—

Commodity contracts	Long-term derivative instruments	$7,359	$7,086	$4,818	$4,585
Interest rate swaps	Long-term derivative instruments	—	—	—	—
Gross fair value		7,359	7,086	4,818	4,585
Netting arrangements		(7,086)	(7,086)	(4,585)	(4,585)
Net recorded fair value	Long-term derivative instruments	$273	$—	$233	$—

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

		For the Three Months Ended		For the Nine Months Ended
	Statements of	September 30,		September 30,
	Operations Location	2025	2024	2025	2024
Commodity derivative contracts	Loss (gain) on commodity derivatives	$(6,922)	$(25,047)	$(14,767)	$(7,258)

Note 7. Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the Company’s portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the nine months ended September 30, 2025 (in thousands):

Asset retirement obligations at beginning of period	$131,077
Liabilities added from acquisition or drilling	10
Liabilities settled	(974)
Liabilities removed upon sale of wells	(2,130)
Accretion expense	6,612
Revision of estimates	58
Asset retirement obligation at end of period	134,653
Less: Current portion	1,377
Asset retirement obligations - long-term portion	$133,276

Note 8. Long-Term Debt

The following table presents the Company’s consolidated debt obligations at the dates indicated:

	September 30,	December 31,
	2025	2024

	(In thousands)
Revolving Credit Facility (1)	$123,000	$127,000
Total long-term debt	$123,000	$127,000
(1)	The carrying amount of the Company’s Revolving Credit Facility approximates fair value because the interest rates are variable and reflective of market rates.

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

The aggregate principal amount of loans outstanding under the Revolving Credit Facility as of September 30, 2025, was $123.0 million. As of September 30, 2025, the borrowing base under the facility was $135.0 million with elected commitments of $135.0 million. The Revolving Credit Facility borrowing base is subject to redetermination on at least a semi-annual basis, primarily based on a reserve engineering report.

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

As of September 30, 2025, the Company was in compliance with all the financial covenants (current ratio and total leverage ratio) and nonfinancial covenants associated with the Revolving Credit Facility.

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid, excluding commitment fees, on the Company’s consolidated variable-rate debt obligations for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revolving Credit Facility	8.48%	9.28%	8.45%	9.34%

Letters of Credit

At September 30, 2025, the Company had no letters of credit outstanding.

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with the Company’s Revolving Credit Facility were $2.2 million at September 30, 2025.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Equity

Common Stock

The Company’s authorized capital stock includes 250,000,000 shares of Common Stock. The following is a summary of the changes in the Company’s Common Stock issued for the nine months ended September 30, 2025:

Common Stock
Balance, December 31, 2024	39,795,138
Issuance of Common Stock	—
Restricted stock units vested	1,002,236
Shares withheld for taxes (1)	(321,377)
Balance, September 30, 2025	40,475,997
(1)	Represents the net settlement on vesting of restricted stock to satisfy tax withholding requirements.

Note 10. Earnings (Loss) per Share

The following sets forth the calculation of earnings (loss) per share, or EPS, for the periods indicated (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income (loss)	$(20,966)	$22,652	$(20,443)	$20,375
Less: Net income allocated to participating securities	—	1,083	—	983
Basic and diluted earnings available to common stockholders	$(20,966)	$21,569	$(20,443)	$19,392

Common shares:
Common shares outstanding — basic	40,471	39,783	40,337	39,608
Dilutive effect of potential common shares	—	—	—	—
Common shares outstanding — diluted	40,471	39,783	40,337	39,608

Net earnings (loss) per share:
Basic	$(0.52)	$0.54	$(0.51)	$0.49
Diluted	$(0.52)	$0.54	$(0.51)	$0.49

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

As of September 30, 2025, TSU grants are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a straight-line basis over the requisite service period and forfeitures are accounted for as they occur. The unrecognized cost associated with the TSUs was $6.3 million at September 30, 2025. The Company expects to recognize the unrecognized compensation cost for these awards over a weighted average period of approximately 1.7 years.

The following table summarizes information regarding the TSUs activity for the period presented:

		Weighted-
		Average Grant-
	Number of	Date Fair Value
	Units	per Unit (1)
TSUs outstanding at December 31, 2024	1,379,356	$6.43
Granted (2)	983,549	$4.99
Forfeited	(2,533)	$5.34
Vested	(754,296)	$6.06
TSUs outstanding at September 30, 2025	1,606,076	$5.72
(1)	Determined by dividing the aggregate grant-date fair value of awards by the number of awards issued.
(2)	The aggregate grant-date fair value of TSUs issued for the nine months ended September 30, 2025 was $4.9 million based on a grant-date market price ranging from $3.28 per share to $5.34 per share.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with Mr. Daniel Furbee’s appointment as Chief Executive Officer, he received a grant of 100,000 PSUs (the “Target PSUs”) on July 22, 2025. The Target PSUs are subject to a performance period that began on July 22, 2025 and ends on March 31, 2028 (the “Performance Period”). The Target PSUs will vest, subject to Mr. Furbee’s continued employment through the settlement date, as follows: (i) 50% of the Target PSUs will vest if the 20-day volume-weighted average closing price (“VWAP”) of a share of Company common stock for the 20 consecutive trading days immediately preceding the end of the Performance Period equals at least $6.00 but less than $8.00, (ii) 100% of the Target PSUs will vest if the 20-day VWAP of a share of Company common stock for the 20 consecutive trading days immediately preceding the end of the Performance Period equals at least $8.00, but less than $10.00, and (iii) 200% of the Target PSUs will vest if the 20-day VWAP of a share of the Company’s common stock for the 20 consecutive trading days immediately preceding the end of the Performance Period equals at least $10.00, with linear interpolation to apply for actual performance achieved between the foregoing thresholds.

Compensation costs related to PSU awards are recorded as general and administrative expense. The unrecognized cost associated with PSU awards was $3.4 million at September 30, 2025. The Company expects to recognize the unrecognized compensation cost for PSU awards over a weighted-average period of approximately 1.8 years.

The below table reflects the ranges for the assumptions used in the Monte Carlo model for the 2025 PSUs:

	February 2025	July 2025
Expected volatility	58.6%	60%
Dividend yield	0.00%	0.00%
Risk-free interest rate	4.22%	3.74%

The following table summarizes information regarding the PSU activity for the period presented:

		Weighted-
		Average Grant-
	Number of	Date Fair Value
	Units	per Unit (1)
PSUs outstanding at December 31, 2024	608,500	$9.58
Granted (2)	595,783	$6.31
Forfeited	—	$—
Vested	(247,940)	$6.20
PSUs outstanding at September 30, 2025	956,343	$8.42
(1)	Determined by dividing the aggregate grant-date fair value of awards by the number of awards issued.
(2)	The aggregate grant-date fair value of PSUs issued for the nine months ended September 30, 2025 was $3.8 million based on a calculated fair value price ranging from $3.68 to $7.05 per share.

Compensation Expense

The following table summarizes the amount of recognized compensation expense associated with the EIP Plans, which are reflected in the accompanying Unaudited Condensed Consolidated Statements of Operations for the periods presented (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Share-based compensation costs
TSUs	$1,476	$1,322	$4,099	$3,685
PSUs	1,180	494	2,438	1,428
	$2,656	$1,816	$6,537	$5,113

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Leases

The Company has leases for office space, warehouse space and equipment in its corporate office and operating regions as well as vehicles, compressors and surface rentals related to its business operations. In addition, the Company has right-of-way leases to operate the San Pedro Bay Pipeline. Most of the Company’s leases, other than its corporate office lease, have an initial term and may be extended on a month-to-month basis after expiration of the initial term. Most of the Company’s leases can be terminated with 30-day prior written notice. The majority of its month-to-month leases are not included as a lease liability in its balance sheet because continuation of the lease is not reasonably certain. Additionally, the Company elected the short-term practical expedient to exclude leases with a term of twelve months or less. For the quarter ended September 30, 2025, all of the Company’s leases qualified as operating leases, and it did not have any existing or new leases qualifying as financing leases or variable leases.

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

For the nine months ended September 30, 2025 and 2024, the Company recognized approximately $1.6 million and $1.5 million, respectively, of costs relating to the operating leases in the Unaudited Condensed Consolidated Statements of Operations.

Supplemental cash flow information related to the Company’s lease liabilities is included in the table below:

	For the Nine Months Ended
	September 30,
	2025	2024

	(In thousands)
Non-cash amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$810	$1,143

The following table presents the Company’s right-of-use assets and lease liabilities for the period presented:

	September 30,	December 31,
	2025	2024

	(In thousands)
Right-of-use asset	$3,730	$4,540

Lease liabilities:
Current lease liability	1,546	1,784
Long-term lease liability	2,985	3,683
Total lease liability	$4,531	$5,467

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the Company’s maturity analysis of the minimum lease payment obligations under non-cancelable operating leases with a remaining term in excess of one year (in thousands):

	Office and	Leased vehicles
	warehouse	and office
	leases	equipment	Total
2025	$361	$147	$508
2026	1,220	441	1,661
2027	845	348	1,193
2028	726	18	744
2029 and thereafter	1,089	—	1,089
Total lease payments	4,241	954	5,195
Less: interest	582	82	664
Present value of lease liabilities	$3,659	$872	$4,531

The weighted average remaining lease terms and discount rate for all of the Company’s operating leases for the period presented:

	September 30,
	2025	2024
Weighted average remaining lease term (years):
Office and warehouse space	3.24	4.00
Vehicles	0.40	0.07
Office equipment	—	—
Weighted average discount rate:
Office and warehouse space	5.51%	5.59%
Vehicles	1.56%	0.98%
Office equipment	—%	0.04%

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Supplemental Disclosures to the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Cash Flows

Accrued Liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	September 30,	December 31,
	2025	2024
Accrued lease operating expense	$9,635	$13,845
Accrued capital expenditures	2,289	5,191
Accrued general and administrative expense	7,299	6,281
Accrued production and ad valorem tax	3,128	2,827
Accrued commitment fee and other expense	2,285	2,395
Operating lease liability	1,546	1,784
Asset retirement obligations	1,377	1,377
Accrued interest payable	207	292
Accrued liability - pipeline incident	—	5,534
Accrued current income tax payable	367	116
Other	1,565	3,771
Accrued liabilities	$29,698	$43,413

Accounts Receivable

Accounts receivable consisted of the following at the dates indicated (in thousands):

	September 30,	December 31,
	2025	2024
Oil and natural gas receivables	$26,462	$28,505
Insurance receivable - pipeline incident	388	4,722
Joint interest owners and other	8,172	8,214
Total accounts receivable	35,022	41,441
Less: allowance for doubtful accounts	(1,815)	(1,728)
Total accounts receivable, net	$33,207	$39,713

Supplemental Cash Flows

Supplemental cash flows for the periods presented (in thousands):

	For the Nine Months Ended
	September 30,
	2025	2024
Supplemental cash flows:
Cash paid for interest, net of amounts capitalized	$7,368	$9,162
Cash paid for taxes	130	1,040

Noncash investing and financing activities:
Increase (decrease) in capital expenditures in payables and accrued liabilities	(2,903)	(1,323)

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Related Party Transactions

Related Party Agreements

There have been no transactions between the Company and any related person in which the related person had a direct or indirect material interest for the three and nine months ended September 30, 2025 and 2024.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In thousands)
Revenue	$66,396	$69,858	$206,807	$225,660
Less:
Lease operating expense	35,613	33,255	111,652	107,850
Gathering, processing and transportation	5,237	4,290	14,246	13,959
Taxes other than income	3,654	5,997	12,337	15,539
Other segment items	42,858	3,664	89,015	67,937
Net income (loss)	$(20,966)	$22,652	$(20,443)	$20,375

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Environmental costs for remediation are accrued based on estimates of known remediation requirements. Such accruals are based on management’s best estimate of the ultimate cost to remediate a site and are adjusted as further information and circumstances develop. Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies and regulatory approvals. Expenditures to mitigate or prevent future environmental contamination are capitalized. Ongoing environmental compliance costs are charged to expense as incurred. In accruing for environmental remediation liabilities, costs of future expenditures for environmental remediation are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable. At September 30, 2025 and December 31, 2024, the Company had no environmental reserves recorded in its Unaudited Condensed Consolidated Balance Sheet.

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

In accordance with the terms of the Termination Agreement, the Company made a cash payment to the Acquired Companies in lieu of any termination fee which might have otherwise been payable pursuant to the Merger Agreement in the amount of $800,000 as payment for certain of the Acquired Companies’ expenses. The Company and the Acquired Companies also agreed to release each other from certain claims and liabilities arising out of or related to the Merger Agreement or the transactions contemplated therein or thereby. The Company incurred professional fees and expenses of approximately $3.5 million in connection with the Contemplated Mergers and the Termination.

Beta Pipeline Incident

There have been no material changes to the legal proceedings, insurance receivables and costs associated with the incident that occurred at our producing oil property located at Beta (the “Incident”) as described in the Company’s annual financial statements included in its 2024 Form 10-K, except with respect to that disclosed below:

On September 30, 2025, and December 31, 2024, the Company’s insurance receivables were $0.4 million and $4.7 million, respectively. Excluding the costs associated with the resolution of the federal and state matters discussed in the 2024 Form 10-K, for the nine months ended September 30, 2025, the Company incurred legal fees, loss load and other non-reimbursable expenses of $0.6 million that are classified as “Pipeline Incident Loss” on the Company’s Unaudited Condensed Consolidated Statements of Operations. For more information, please see the 2024 Form 10-K.

Sinking Fund Trust Agreement

Beta Operating Company, LLC (“Beta LLC”), a wholly owned subsidiary, assumed an obligation with a third party to make payments into a sinking fund in connection with the Company’s properties in federal waters offshore Southern California, the purpose of which is to provide funds adequate to decommission the portion of the San Pedro Bay Pipeline that lies within state waters and the surface facilities. Interest earned in the account stays in the account. The obligation to fund ceases when the aggregate value of the account reaches $4.3 million. As of September 30, 2025, the account balance included in restricted investments was approximately $4.6 million.

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

The below table outlines the updated funding commitment for these agreements at September 30, 2025 (in thousands):

	Payment Due by Period
Funding commitment	Total	Remaining 2025	2026	2027	2028	2029	Thereafter (1)
Federal escrow fund payments	$131,168	$2,000	$8,000	$8,000	$8,000	$8,000	$97,168
State escrow fund payments	8,366	258	1,034	1,034	1,034	1,034	3,972
Total sinking fund payments	$139,534	$2,258	$9,034	$9,034	$9,034	$9,034	$101,140
(1)	The remaining payments will be made during the years 2030 through 2042.

As of September 30, 2025, the Company has funded $33.1 million into the escrow accounts which is reflected in “Restricted investments” on the Unaudited Condensed Consolidated Balance Sheet.

Note 17. Income Taxes

The Company’s current income tax benefit (expense) was $0.1 million and ($0.4) million for the three and nine months ended September 30, 2025. The Company’s current income tax benefit (expense) was ($0.4) million and ($2.4) million for the three and nine months ended September 30, 2024, respectively.

The Company’s deferred income tax benefit (expense) was $9.2 million and $9.3 million for the three and nine months ended September 30, 2025, respectively. The Company’s deferred income tax benefit (expense) was ($5.7) million and ($3.1) million for the three and nine months ended September 30, 2024, respectively.

The effective tax rates for the three and nine months ended September 30, 2025 were 30.8% and 30.5%, respectively. The effective tax rates for the three and nine months ended September 30, 2024 were both 21.1%. The difference between the statutory U.S. federal income tax rate of 21% and the effective tax rate for the three and nine months ended September 30, 2025 was primarily attributable to increased estimated marginal well production credits and higher book losses for 2025. Both items represent negative income drivers and moved in the same direction, resulting in an effective tax rate that exceeded the statutory rate. The difference between the statutory U.S. federal income tax rate of 21% and the effective tax rate for the three and nine months ended September 30, 2024 was caused by higher state taxes, partially offset by marginal well tax credits pursuant to Section 45I of the Internal Revenue Code and a windfall tax benefit from stock compensation.

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

The Company is still evaluating the impact of the OBBBA on its consolidated financial statements. While the full effects are still being assessed, the Company anticipates a reduction in current income tax expense for the year with no material impact to the effective tax rate.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Subsequent Events

East Texas Haynesville Monetization

On October 2, 2025, the Company entered into a purchase and sale agreement to sell its remaining interest in certain units with rights in the Cotton Valley and Haynesville basins in Harrison County, Texas, generating $5.5 million in net proceeds from the transactions. The sale closed on October 24, 2025 and has an effective date of October 1, 2025.

EQV Purchase and Sale Agreement

On October 28, 2025, OLLC and Magnify Energy Services LLC, a Delaware limited liability company and indirect, wholly owned subsidiary of the Company (“Magnify” and together with OLLC, the “EQV Sellers”), entered into a purchase and sale agreement (the “EQV Purchase and Sale Agreement”) with EQV Alpha LLC, a Delaware limited liability company (“Alpha”), pursuant to which the EQV Sellers sold to Alpha certain assets of the EQV Sellers, which include, among other things, the EQV Sellers’ right, title and interest in and to certain specified oil and gas Properties and Equipment (each as defined in the EQV Purchase and Sale Agreement) within or related to certain designated lands in East Texas and Louisiana (the “EQV Asset Sale”) for a cash purchase price of $122.0 million, which remains subject to customary adjustments under the EQV Purchase and Sale Agreement. The EQV Asset Sale contemplated by the EQV Purchase and Sale Agreement is expected to close in December 2025 with an effective date of October 1, 2025.

Revolution Purchase and Sale Agreement

On November 4, 2025, Amplify Oklahoma Operating LLC, a Delaware limited liability company and indirect, wholly owned subsidiary of the Company (“Amplify Oklahoma”), Magnify (together with Amplify Oklahoma, the “Revolution Sellers”) and OLLC, for certain limited purposes, entered into a purchase and sale agreement (the “Revolution Purchase and Sale Agreement”) with Revolution Resources III, LLC, a Delaware limited liability company (“Revolution”), pursuant to which the Revolution Sellers sold to Revolution certain assets of the Revolution Sellers, which include, among other things, the Revolution Sellers’ right, title and interest in and to certain specified oil and gas Properties and Equipment (each as defined in the Revolution Purchase and Sale Agreement) within or related to certain designated lands in Oklahoma (the “Revolution Asset Sale”) for a cash purchase price of $92.5 million, which remains subject to customary adjustments under the Revolution Purchase and Sale Agreement. The Revolution Asset Sale contemplated by the Revolution Purchase and Sale Agreement is expected to close in December 2025 with an effective date of October 1, 2025.

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

Overview

We operate in one reportable segment engaged in the acquisition, development, exploitation and production of oil and natural gas properties. Our management evaluates performance based on the reportable business segment as the economic environments are not different within the operation of our oil and natural gas properties. Our business activities are conducted through OLLC, our wholly owned subsidiary, and its wholly owned subsidiaries. Our assets have historically consisted primarily of producing oil and natural gas properties located in Oklahoma, the Rockies (“Bairoil”), federal waters offshore Southern California (“Beta”), East Texas/North Louisiana and the Eagle Ford (non-op). Amplify’s current operations are focused at Oklahoma, Bairoil and Beta. Most of our oil and natural gas properties are located in large, mature oil and natural gas reservoirs.

Industry Trends

We continue to monitor the impact of the actions of OPEC+ and other large producing nations, the Russia-Ukraine conflict, conflicts in the Middle East, the imposition of tariffs or other economic sanctions, global inventories of oil and natural gas and the uncertainty associated with recovering oil demand, inflation and future monetary policy and governmental policies aimed at transitioning towards lower carbon energy. In 2025, there has been continued volatility in oil, natural gas and NGL prices resulting from (i) trade tariff uncertainties driving concerns over an increase in inflation and (ii) OPEC+’s decision to increase production in May through September 2025, creating additional global supply and further downward pressure on oil prices. In October 2025, OPEC+ announced an additional production increase for November, which is expected to exacerbate these supply-side pressures on oil prices.

While U.S. inflation rates during 2025 have remained relatively stable, they continued to be slightly higher than historical averages. Such inflation, along with the effects of economic pressures from international military and trade conflicts, could, as a result, continue to raise the cost of borrowing, impact the demand for and price of oil and natural gas, increase the price of crucial supplies and raw materials and impact interest rates. In both September and October, the Federal Reserve reduced interest rates, and may lower rates further, though it remains uncertain at this time. Due to these factors, among others, we expect prices for some or all commodities to remain volatile. Thus, we cannot predict with reasonable certainty the extent to which these factors may impact our business, results of operations, financial condition and cash flows.

Recent Developments

East Texas Haynesville Monetization

On October 2, 2025, the Company entered into a purchase and sale agreement to sell its remaining interest in certain units with rights in the Cotton Valley and Haynesville basins in Harrison County, Texas, generating $5.5 million in net proceeds from the transactions. The sale closed on October 24, 2025 and has an effective date of October 1, 2025.

EQV Purchase and Sale Agreement

On October 28, 2025, OLLC and Magnify Energy Services LLC, a Delaware limited liability company and indirect, wholly owned subsidiary of the Company (“Magnify” and together with OLLC, the “EQV Sellers”), entered into a purchase and sale agreement (the “EQV Purchase and Sale Agreement”) with EQV Alpha LLC, a Delaware limited liability company (“Alpha”), pursuant to which the EQV Sellers sold to Alpha certain assets of the EQV Sellers, which include, among other things, the EQV Sellers’ right, title and interest in and to certain specified oil and gas Properties and Equipment (each as defined in the EQV Purchase and Sale Agreement) within or related to certain designated lands in East Texas and Louisiana (the “EQV Asset Sale”) for a cash purchase price of $122.0 million, which remains subject to customary adjustments under the EQV Purchase and Sale Agreement. The EQV Asset Sale contemplated by the EQV Purchase and Sale Agreement is expected to close in December 2025 with an effective date of October 1, 2025.

Revolution Purchase and Sale Agreement

On November 4, 2025, Amplify Oklahoma Operating LLC, a Delaware limited liability company and indirect, wholly owned subsidiary of the Company (“Amplify Oklahoma”), Magnify (together with Amplify Oklahoma, the “Revolution Sellers”) and OLLC, for certain limited purposes, entered into a purchase and sale agreement (the “Revolution Purchase and Sale Agreement”) with Revolution Resources III, LLC, a Delaware limited liability company (“Revolution”), pursuant to which the Revolution Sellers sold to Revolution certain assets of the Revolution Sellers, which include, among other things, the Revolution Sellers’ right, title and interest in and to certain specified oil and gas Properties and Equipment (each as defined in the Revolution Purchase and Sale Agreement) within or related to certain designated lands in Oklahoma (the “Revolution Asset Sale”) for a cash purchase price of $92.5 million, which remains subject to customary adjustments under the Revolution Purchase and Sale Agreement. The Revolution Asset Sale contemplated by the Revolution Purchase and Sale Agreement is expected to close in December 2025 with an effective date of October 1, 2025.

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

Results of Operations

The results of operations for the three and nine months ended September 30, 2025 and 2024 have been derived from our unaudited condensed consolidated financial statements.

The following table summarizes certain of the results of operations for the periods indicated.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	($ In thousands except per unit amounts)
Oil and natural gas sales	$64,242	$68,135	$201,357	$215,803
Other revenues	2,154	1,723	5,450	9,857
Lease operating expense	35,613	33,255	111,652	107,850
Gathering, processing and transportation	5,237	4,290	14,246	13,959
Taxes other than income	3,654	5,997	12,337	15,539
Depreciation, depletion and amortization	9,004	8,102	27,263	24,168
Impairment expense	34,002	—	42,450	—
General and administrative expense	11,764	8,251	33,776	26,409
Loss (gain) on commodity derivative instruments	(6,922)	(25,047)	(14,767)	(7,258)
Pipeline incident loss	54	247	645	1,454
(Gain) loss on sale of properties	(1,740)	—	(9,536)	—
Interest expense, net	3,860	3,756	10,973	10,915
Income tax (expense) benefit - current	116	(412)	(380)	(2,364)
Income tax (expense) benefit - deferred	9,228	(5,650)	9,346	(3,082)
Net income (loss)	(20,966)	22,652	(20,443)	20,375

Oil and natural gas revenues:
Oil sales	$45,543	$54,353	$145,230	$169,563
NGL sales	5,401	6,096	17,206	20,187
Natural gas sales	13,298	7,686	38,921	26,053
Total oil and natural gas revenues	$64,242	$68,135	$201,357	$215,803

Production volumes:
Oil (MBbls)	750	758	2,315	2,300
NGLs (MBbls)	286	301	834	979
Natural gas (MMcf)	4,648	4,165	12,055	12,953
Total (MBoe)	1,811	1,752	5,158	5,438
Average net production (MBoe/d)	19.7	19.0	18.9	19.8

Average realized sales price (excluding commodity derivatives):
Oil (per Bbl)	$60.72	$71.74	$62.73	$73.73
NGL (per Bbl)	18.86	20.29	20.63	20.62
Natural gas (per Mcf)	2.86	1.85	3.23	2.01
Total (per Boe)	$35.47	$38.88	$39.03	$39.69

Average unit costs per Boe:
Lease operating expense	$19.67	$18.98	$21.65	$19.83
Gathering, processing and transportation	2.89	2.45	2.76	2.57
Taxes other than income	2.02	3.42	2.39	2.86
General and administrative expense	6.50	4.71	6.55	4.86
Depletion, depreciation and amortization	4.97	4.62	5.29	4.44

For the Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

We reported a net loss of $21.0 million compared to net income of $22.7 million for the three months ended September 30, 2025 and 2024, respectively.

Oil, natural gas and NGL revenues were $64.2 million and $68.1 million for the three months ended September 30, 2025 and 2024, respectively. Average net production volumes were approximately 19.7 MBoe/d and 19.0 MBoe/d for the three months ended September 30, 2025 and 2024, respectively. The average realized sales prices were $35.47 per Boe and $38.88 per Boe for the three months ended September 30, 2025 and 2024, respectively. The change in realized sales price was due to lower realized sales prices for oil, partially offset by higher realized sales prices for natural gas.

Other revenues were $2.2 million and $1.7 million for the three months ended September 30, 2025 and 2024, respectively. The increase was primarily related to an increase of $0.3 million in rental income with respect to Magnify and interest income earned on our sinking fund escrow accounts.

Lease operating expenses were $35.6 million and $33.3 million for the three months ended September 30, 2025 and 2024, respectively. On a per Boe basis, lease operating expenses were $19.67 and $18.98 for the three months ended September 30, 2025 and 2024, respectively. The change in lease operating expense was primarily due to increased workover activity at Beta and Bairoil, partially offset by a decrease in costs associated with the divestiture of our non-operated Eagle Ford assets.

Gathering, processing and transportation expenses were $5.2 million and $4.3 million for the three months ended September 30, 2025 and 2024, respectively. On a per Boe basis, gathering, processing and transportation expenses were $2.89 and $2.45 for the three months ended September 30, 2025 and 2024, respectively. The change in gathering, processing and transportation expenses was primarily due to higher gas volumes during the quarter.

Taxes other than income were $3.7 million and $6.0 million for the three months ended September 30, 2025 and 2024, respectively. On a per Boe basis, taxes other than income were $2.02 and $3.42 for the three months ended September 30, 2025 and 2024, respectively. The reduction in taxes other than income was primarily related to a decrease in both emission charges and production taxes.

DD&A expenses were $9.0 million and $8.1 million for the three months ended September 30, 2025 and 2024, respectively. The change in DD&A expenses was primarily driven by increased production, partially offset by the divestiture of our non-operated Eagle Ford assets.

Impairment expense was $34.0 million for the three months ended September 30, 2025. The Company recognized an impairment charge due to the carrying value of the assets exceeding the fair market value of the assets. See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information. No impairment expense was recorded for the three months ended September 30, 2024.

General and administrative expenses were $11.8 million and $8.3 million for the three months ended September 30, 2025 and 2024, respectively. The change in general and administrative expenses was primarily related to (i) an increase of $0.8 million in acquisition and divestiture costs incurred during the second quarter, (ii) an increase of $0.8 million in stock compensation expense and (iii) an increase in severance expense of $1.5 million.

Net loss (gain) on commodity derivative instruments of ($6.9) million was recognized for the three months ended September 30, 2025, consisting of a $2.1 million increase in the fair value of open positions and $4.8 million of cash settlements received on expired positions. Net gain on commodity derivative instruments of $25.0 million was recognized for the three months ended September 30, 2024, consisting of a $18.7 million increase in the fair value of open positions, $5.6 million of cash settlements received on expired positions and $0.8 million of cash settlements received on terminated derivative instruments.

Pipeline incident loss was less than $0.1 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively. The costs reflect certain expenses not expected to be recovered under an insurance policy. See Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

(Gain) loss on sale of properties was ($1.7) million for the three months ended September 30, 2025. See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Item 1. Financial Statements” of this quarterly report for additional information. There was no (gain) loss on sale of properties for the three months ended September 30, 2024.

Interest expense, net was $3.9 million for the three months ended September 30, 2025 and $3.8 million for the three months ended September 30, 2024.

Average outstanding borrowings under our Revolving Credit Facility were $124.9 million and $122.5 million for the three months ended September 30, 2025 and 2024, respectively.

Current income tax benefit (expense) was $0.1 million and ($0.4) million for the three months ended September 30, 2025 and 2024, respectively. See additional information discussed in Note 17 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

Deferred income tax benefit (expense) was $9.2 million and ($5.7) million for the three months ended September 30, 2025 and 2024, respectively. See additional information discussed in Note 17 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

For the Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

We reported a net loss of $20.4 million compared to a net income of $20.4 million for the nine months ended September 30, 2025 and 2024, respectively.

Oil, natural gas and NGL revenues were $201.4 million and $215.8 million for the nine months ended September 30, 2025 and 2024, respectively. Average net production volumes were approximately 18.9 MBoe/d and 19.8 MBoe/d for the nine months ended September 30, 2025 and 2024, respectively. The average realized sales prices were $39.03 per Boe and $39.69 per Boe for the nine months ended September 30, 2025 and 2024, respectively. The change in realized sales price was due to lower realized sales prices for oil, partially offset by higher realized sales prices for natural gas.

Other revenues were $5.5 million and $9.9 million for the nine months ended September 30, 2025 and 2024, respectively. The change was primarily related to the revenue suspense release of $4.8 million for the nine months ended September 30, 2024.

Lease operating expenses were $111.7 million and $107.9 million for the nine months ended September 30, 2025 and 2024, respectively. On a per Boe basis, lease operating expenses were $21.65 and $19.83 for the nine months ended September 30, 2025 and 2024, respectively. The change in lease operating expense was primarily due to increased workover activity at Beta and an increase in electricity cost at Bairoil, partially offset by the decrease in cost associated with the divestiture of our non-operated Eagle Ford assets.

Gathering, processing and transportation expenses were $14.2 million and $14.0 million for the nine months ended September 30, 2025 and 2024, respectively. On a per Boe basis, gathering, processing and transportation expenses were $2.76 and $2.57 for the nine months ended September 30, 2025 and 2024, respectively. The change in gathering, processing and transportation expense was primarily due to lower gas volumes.

Taxes other than income were $12.3 million and $15.5 million for the nine months ended September 30, 2025 and 2024, respectively. On a per Boe basis, taxes other than income were $2.39 and $2.86 for the nine months ended September 30, 2025 and 2024. The change in taxes other than income was primarily related to a reduction in production taxes due to lower volumes and a decrease in emission charges.

DD&A expenses were $27.3 million and $24.2 million for the nine months ended September 30, 2025 and 2024, respectively. The change was primarily due to an increase in our depletion rate of $4.4 million, partially offset by a decrease of $1.2 million due to lower volumes of production.

Impairment expense was $42.5 million for the nine months ended September 30, 2025. The Company recognized an impairment charge due to the carrying value of the assets exceeding the fair market value of the assets. See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information. No impairment expense was recorded for the nine months ended September 30, 2024.

General and administrative expenses were $33.8 million and $26.4 million for the nine months ended September 30, 2025 and 2024, respectively. The change in general and administrative expenses was primarily related to (i) an increase of $4.7 million in acquisition and divestiture costs, (ii) an increase of $1.4 million in stock compensation expense and (iii) an increase in severance expense of $1.2 million.

Net loss (gain) on commodity derivative instruments of ($14.8) million was recognized for the nine months ended September 30, 2025, consisting of a $4.6 million increase in the fair value of open positions and $10.1 million of cash settlements received on expired positions. A net gain on commodity derivative instruments of $7.3 million was recognized for the nine months ended September 30, 2024, consisting of a $13.6 million of cash settlements received on expired positions and $0.8 million of cash settlements received on terminated derivative instruments, partially offset by a decrease of $7.1 million in the fair value of open positions.

Pipeline incident loss was $0.6 million and $1.5 million for the nine months ended September 30, 2025 and 2024, respectively. The costs reflect certain expenses not expected to be recovered under an insurance policy. See Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

(Gain) loss on sale of properties was ($9.5) million for the nine months ended September 30, 2025. This primarily related to the sale of certain units with rights in the Cotton Valley and Haynesville basins in Harrison County, Texas. See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Item 1. Financial Statements” of this quarterly report for additional information. There was no (gain) loss on sale of properties for the nine months ended September 30, 2024.

Interest expense, net was $11.0 million and $10.9 million for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025, we recognized a write-off of deferred financing cost of $0.2 million in connection with the decrease in our borrowing base.

Average outstanding borrowings under our Revolving Credit Facility were $127.5 million and $119.8 million for the nine months ended September 30, 2025 and 2024, respectively.

Current income tax benefit (expense) was ($0.4) million and ($2.4) million for the nine months ended September 30, 2025 and 2024, respectively. See additional information discussed in Note 17 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

Deferred income tax benefit (expense) was $9.3 million and ($3.1) million for the nine months ended September 30, 2025 and 2024, respectively. See additional information discussed in Note 17 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In thousands)
Net (loss) income	$(20,966)	$22,652	$(20,443)	$20,375
Unrealized loss (gain) on commodity derivative instruments	(2,077)	(18,672)	(4,638)	7,100
Acquisition and divestiture-related expenses	951	186	4,926	209
Impairment expense	34,002	—	42,450	—
Non-recurring costs:
Income tax expense (benefit) - deferred	(9,228)	5,650	(9,346)	3,082
(Gain) loss on sale of properties	(1,740)	—	(9,536)	—
Tax effect of adjustments (1)	(6,975)	(39)	(7,946)	(44)
Adjusted net income (loss)	$(6,033)	$9,777	$(4,533)	$30,722
(1)	The federal statutory rates were utilized for all periods presented.

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

Reconciliation of Net Income (Loss) to Adjusted EBITDA

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In thousands)
Net income (loss)	$(20,966)	$22,652	$(20,443)	$20,375
Interest expense, net	3,860	3,756	10,973	10,915
Income tax expense (benefit) - current	(116)	412	380	2,364
Income tax expense (benefit) - deferred	(9,228)	5,650	(9,346)	3,082
Impairment expense	34,002	—	42,450	—
DD&A	9,004	8,102	27,263	24,168
Accretion of AROs	2,219	2,125	6,612	6,282
Loss (gain) on commodity derivative instruments	(6,922)	(25,047)	(14,767)	(7,258)
Cash settlements (paid) received on expired commodity derivative instruments	4,845	5,582	10,129	13,565
(Gain) loss on sale of properties	(1,740)	—	(9,536)	—
Share-based compensation expense	2,656	1,815	6,536	5,113
Acquisition and divestiture related expenses	951	186	4,926	209
Severance payments	1,464	—	1,464	—
Amortization of gain associated with terminated commodity derivatives	159	—	477	—
Pipeline incident loss	54	247	645	1,454
Loss on settlement of AROs	33	38	70	136
Exploration costs	(1)	—	15	51
Bad debt expense	34	26	87	52
Other	—	—	800	686
Adjusted EBITDA(1)	$20,308	$25,544	$58,735	$81,194

(1) Adjusted EBITDA includes a revenue suspense release of $0.4 million and $8.4 million for the nine months ended September 30, 2025 and 2024, respectively.

Reconciliation of Net Cash from Operating Activities to Adjusted EBITDA

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In thousands)
Net cash provided by operating activities	$13,448	$15,737	$62,638	$38,838
Changes in working capital	1,046	5,937	(15,162)	27,502
Interest expense, net	3,860	3,756	10,973	10,915
(Gain) loss on sale of property	(550)	—	(8,346)	—
Acquisition and divestiture related expenses	951	186	4,926	209
Pipeline incident loss	54	247	645	1,454
Severance payments	1,464	—	1,464	—
Plugging and abandonment cost	482	372	1,044	886
Amortization and write-off of deferred financing fees	(489)	(310)	(1,119)	(918)
Cash settlements paid (received) on terminated derivatives	—	(793)	—	(793)
Amortization of gain associated with terminated commodity derivatives	159	—	477	—
Income tax expense (benefit) - current	(116)	412	380	2,364
Exploration costs	(1)	—	15	51
Other	—	—	800	686
Adjusted EBITDA(1)	$20,308	$25,544	$58,735	$81,194

(1) Adjusted EBITDA includes a revenue suspense release of $0.4 million and $8.4 million for the nine months ended September 30, 2025 and 2024, respectively.

Liquidity and Capital Resources

Overview. Our ability to finance our operations, including funding capital expenditures and acquisitions, to meet our indebtedness obligations, to refinance our indebtedness or to meet our collateral requirements will depend on our ability to generate cash in the future. Our primary sources of liquidity and capital resources are cash flows generated by operating activities, borrowings under our Revolving Credit Facility, equity and debt capital markets and potential proceeds from sales of assets. We plan to monitor which capital resources, including equity and debt financings, are available to us to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. Based on our current oil and natural gas price expectations, we believe our cash flows provided by operating activities and availability under our Revolving Credit Facility will provide us with the financial flexibility necessary to meet our cash requirements, including normal operating needs, and to pursue our currently planned 2025 development activities. However, future cash flows are subject to a number of variables, including the level of our oil and natural gas production and the prices we receive for our oil and natural gas production, and significant additional capital expenditures will be required to more fully develop our properties. We cannot assure you that operations and other needed capital will be available on acceptable terms, or at all. For the remainder of 2025, we anticipate funding our 2025 capital program from internally generated cash flow but retain the flexibility to utilize borrowings under our Revolving Credit Facility, to access the debt and equity capital markets and continue to evaluate opportunities to optimize our portfolio to reduce debt and accelerate Beta development. We believe that existing cash and cash equivalents, any positive cash flows from operations and available borrowings under our Revolving Credit Facility will be sufficient to support working capital, capital expenditures and other cash requirements for at least the next 12 months and, based on our current expectations, for the foreseeable future thereafter.

Termination of Contemplated Merger with Juniper Capital. In connection with the Contemplated Mergers, on April 25, 2025, pursuant to Section 8.1(a) of the Merger Agreement, the Company and the Acquired Companies entered into the Termination Agreement to terminate the Merger Agreement, effective immediately. In accordance with the terms of the Termination Agreement, the Company made a cash payment to the Acquired Companies in lieu of any termination fee which might have otherwise been payable pursuant to the Merger Agreement in the amount of $800,000 as payment for certain of the Acquired Companies’ expenses. The Company incurred professional fees and expenses of approximately $3.5 million in connection with the Contemplated Mergers and the Termination. For additional information regarding the Termination, see Notes 4 and 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

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

Capital Expenditures. Our total capital expenditures were approximately $66.1 million for the nine months ended September 30, 2025, which were primarily related to the development program at Beta and non-operated drilling and completion activities in East Texas and the Eagle Ford.

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

As of September 30, 2025, we had a working capital deficit (excluding commodity derivatives) of $9.6 million primarily due to accrued liabilities of $29.7 million, revenues payable of $10.1 million, and accounts payable of $29.2 million, partially offset by accounts receivable of $33.2 million and prepaid expenses of $26.2 million. As of September 30, 2025, although we had a working capital deficit, we had $12.0 million of available borrowings as of such date under our Revolving Credit Facility which provided additional liquidity. As such, we have met all debt covenant ratio requirements as of September 30, 2025.

Debt Agreement

Revolving Credit Facility. On July 31, 2023, OLLC and Acquisitionco entered into the Revolving Credit Facility. As of September 30, 2025, the borrowing base under the facility was $135.0 million with elected commitments of $135.0 million. The aggregate principal amount of loans outstanding under the Revolving Credit Facility as of September 30, 2025, was $123.0 million.

As of September 30, 2025, we had approximately $12.0 million of available borrowings under our Revolving Credit Facility.

As of September 30, 2025, we were in compliance with all the financial covenants (current ratio and total leverage ratio) and non-financial covenants associated with the Revolving Credit Facility.

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

Sinking Fund Payments. We have a funding requirement to fund two trust accounts to comply with supplemental regulatory bonding requirements related to our decommissioning obligations for the Beta production facilities. As of September 30, 2025, our future commitments under these agreements were $2.3 million for the remainder of 2025 and $9.0 million per year until the escrow accounts are fully funded. See Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for the nine months ended September 30, 2025 and 2024 have been derived from our Unaudited Condensed Consolidated Financial Statements. For information regarding the individual components of our cash flow amounts, see our Unaudited Condensed Consolidated Statements of Cash Flows included under “Item 1. Financial Statements” of this quarterly report.

	For the Nine Months Ended
	September 30,
	2025	2024

	(In thousands)
Net cash provided by operating activities	$62,638	$38,838
Net cash used in investing activities	(56,557)	(62,655)
Net cash used in financing activities	(6,081)	3,071

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net cash provided by operating activities was $62.6 million and $38.8 million for the nine months ended September 30, 2025 and 2024, respectively.

Production volumes were approximately 18.9 MBoe/d and 19.8 MBoe/d for the nine months ended September 30, 2025 and 2024, respectively. The average realized sales price was $39.03 per Boe and $39.69 per Boe for the nine months ended September 30, 2025 and 2024, respectively. The change in realized sales price was due to lower realized sales prices for oil, partially offset by higher realized sales prices for natural gas.

Net cash provided by operating activities for the nine months ended September 30, 2025 included $10.1 million of cash received on expired commodity derivative instruments compared to $13.6 million of cash received on expired commodity derivatives for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, we had a net gain on commodity derivative instruments of $14.8 million compared to a net gain on commodity derivative instruments of $7.3 million for the nine months ended September 30, 2024.

The Company recognized an impairment charge of $42.5 million for the nine months ended September 30, 2025, due to marketing its assets and reassessing the fair market value less costs to sell.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2025 was $56.6 million, of which $65.2 million (on an accrual basis) was used for additions to oil and natural gas properties and $0.9 million for additions to other property and equipment. In addition, we had changes in our accounts payable and accrued expenses of $5.5 million for the nine months ended September 30, 2025. Net cash used in investing activities for the nine months ended September 30, 2024 was $62.7 million, of which $54.1 million was used for additions to oil and natural gas properties and $1.0 million for additions to other property and equipment.

During 2025, we purchased and sold certain rights, title and interest in assets in East Texas to a third party, whereby we received net proceeds of $7.8 million. In addition, we divested all of our non-operated working interests in the Eagle Ford for a contract price of $23.0 million. See additional information discussed in Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with our Beta properties. Additions to restricted investments were $7.7 million and $7.5 million for the nine months ended September 30, 2025 and 2024, respectively.

Financing Activities. We had net repayments of $4.0 million for the nine months ended September 30, 2025 related to our Revolving Credit Facility compared to net borrowings of $5.0 million for the nine months ended September 30, 2024. Shares withheld for taxes were $2.0 million and $1.9 million for the nine months ended September 30, 2025 and 2024, respectively.

Off–Balance Sheet Arrangements

As of September 30, 2025, we had no off–balance sheet arrangements.

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

ITEM 4.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025. We believe that our internal controls and procedures are still functioning as designed and were effective for the most recent quarter.

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

ITEM 1A.RISK FACTORS.

Our business faces many risks. Any of the risks discussed elsewhere in this quarterly report and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. Except as set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A in our 2024 Form 10-K.

There are substantial risks with any divestitures we have completed or that we may choose to undertake.

We review our asset portfolio to ensure alignment with our strategic initiatives and may, as a result, seek to divest certain of our assets, such as in the case of the previously announced divestitures of our assets in East Texas and Oklahoma in 2025. We may not be able to complete divestitures on favorable terms, on a timely basis, or at all. Even if we do complete such transactions, our business and financial condition may be adversely impacted and/or the transactions may not result in the benefits anticipated due to various risks, including, but not limited to (i) the inability to dispose of certain of our assets on satisfactory terms and conditions; (ii) the discovery of unknown and unforeseen liabilities or other issues related to divested assets, for which contractual protections are inadequate or we lack insurance or indemnities, including environmental liabilities or (iii) claims by purchasers to whom we have provided contractual indemnification.

Additionally, the inability to complete pending or planned divestitures on the initial terms or within the expected time frame may adversely affect our business and financial condition. If a transaction fails to close as anticipated, or if we receive lower cash consideration than originally planned, the amount of cash available for repayment of outstanding borrowings, for funding our capital budget or for other purposes as determined by the Company, as well as the timing of such repayment or funding, may be negatively impacted. Uncertainties in the macro environment for the oil and gas industry, including changes to commodity prices and drilling and completion activity, may further increase the risk that divestiture transactions do not close as expected.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes our repurchase activity during the three months ended September 30, 2025:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
			Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased	Paid per Share	or Programs	Plans or Programs (1)
(In thousands)
Common Shares Repurchased (1)
July 1, 2025 - July 31, 2025	1,837	$3.28	—	n/a
August 1, 2025 - August 31, 2025	3,046	$3.93	—	n/a
September 1, 2025 - September 30, 2025	—	$—	—	n/a

(1)	Common shares are generally net-settled by shareholders to cover the required withholding tax upon vesting. We repurchased the remaining vesting shares on the vesting date at current market price. See Note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

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

2.4+	—

Purchase and Sale Agreement, dated October 28, 2025, among Amplify Energy Operating LLC, Magnify Energy Services LLC and EQV Alpha LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-35512) filed on October 29, 2025).

2.5+	—

Purchase and Sale Agreement, dated November 4, 2025, among Amplify Oklahoma Operating LLC, Magnify Energy Services LLC, Amplify Energy Operating LLC and Revolution Resources III, LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-35512) filed on November 5, 2025).

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

Transition and Separation Agreement, dated as of July 22, 2025, by and among Martyn Willsher, Amplify Energy Corp. and Amplify Energy Services LLC (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35512) filed on August 6, 2025).

10.2	—

PRSU Award Agreement, dated as of July 22, 2025, by and between Daniel Furbee and Amplify Energy Corp. (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35512) filed on August 6, 2025).

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

Amplify Energy Corp.
(Registrant)

Date:	November 5, 2025	By:	/s/ James Frew
		Name:	James Frew
		Title:	President and Chief Financial Officer

Date:	November 5, 2025	By:	/s/ Eric Dulany
		Name:	Eric Dulany
		Title:	Vice President and Chief Accounting Officer