Form 10-K
period 2025-12-31
Amplify Energy Corp.
filed 2026-03-09
CIK 1533924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐    No  ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $101.0 million on June 30, 2025, based on $3.20 per share, the last reported sales price of the shares on the New York Stock Exchange on such date.

As of February 28, 2026, the registrant had 41,265,055 outstanding shares of common stock, $0.01 par value per share.

Documents Incorporated By Reference: Portions of the registrant’s definitive proxy statement relating to its 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2025, are incorporated by reference to the extent set forth in Part III, Items 10-14 of this Form 10-K.

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

WTI: West Texas Intermediate.

NAMES OF ENTITIES

As used in this 2025 Annual Report on Form 10-K (this “Annual Report”), unless we indicate otherwise:

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

FORWARD–LOOKING STATEMENTS

This Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

●	business strategies;
●	marketing of oil, natural gas and NGLs;
●	acquisition and disposition strategy;
●	cash flows and liquidity;
●	financial strategy;
●	ability to replace the reserves we produce through drilling;
●	drilling locations;
●	oil and natural gas reserves;
●	technology;
●	realized oil, natural gas and NGL prices;
●	production volumes;
●	lease operating expense;
●	gathering, processing and transportation;
●	general and administrative expense;
●	future operating results;
●	ability to procure drilling and production equipment;
●	ability to procure oil field labor;
●	planned capital expenditures and the availability of capital resources to fund capital expenditures;
●	ability to access capital markets;
●	political and economic conditions and events in foreign oil and natural gas producing countries, including embargoes, continued hostilities in the Middle East and other sustained military campaigns;
●	acts of God, fires, earthquakes, storms, floods, other adverse weather conditions, war, acts of terrorism, cybersecurity breaches, military operations or national emergency;
●	the occurrence or threat of epidemic or pandemic diseases, or any government response to such occurrence or threat;
●	expectations regarding general economic conditions, including inflation;

●	competition in the oil and natural gas industry;
●	effectiveness of risk management activities;
●	environmental liabilities;
●	counterparty credit risk;
●	expectations regarding governmental regulation and taxation;
●	expectations regarding developments in oil-producing and natural-gas producing countries; and
●	plans, objectives, expectations and intentions.

All statements, other than statements of historical fact, included in this report are forward-looking statements. These forward-looking statements may be found in “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other items within this Annual Report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “outlook,” “continue,” the negative of such terms or other comparable terminology. These statements address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as projections of results of operations, plans for growth, goals, future capital expenditures, competitive strengths, references to future intentions and other such references. These forward-looking statements involve risks and uncertainties. Important factors that could cause the Company’s actual results or financial condition to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following risks and uncertainties:

●	the concentration of the Company’s properties in a limited number of geographic locations and the Company’s dependence upon a small number of significant customers; including potential difficulties in the marketing of oil related to such small number of significant customers;
●	the uncertainty inherent in the development and production of oil;
●	the potential for additional impairments due to continuing or future declines in oil and NGL prices;
●	volatility in the prices for oil and NGLs, including due to actions taken by the Organization of the Petroleum Exporting Countries (OPEC+) as it pertains to global supply and demand of, and prices for such commodities;
●	the uncertainty inherent in estimating quantities of oil and NGL reserves;
●	the existence of unanticipated liabilities or problems relating to acquired or divested businesses or properties;
●	potential shortages of, or increased costs for, drilling and production equipment and supply materials for production, such as CO2;
●	the impact of local, state and federal governmental regulations, including those related to climate change and the current administration’s potential reversal thereof;
●	changes to the financial condition of counterparties;
●	the impact of, and our ability to, remediate the identified material weaknesses in our internal controls over financial reporting;
●	our ability to access funds on acceptable terms, if at all, due to potentially worsening economic conditions, including continued or further inflation, disruption in the financial markets, the imposition of tariffs or trade or other economic sanctions and political instability;
●	the Company’s substantial future capital requirements, which may be subject to limited availability of financing;

●	the Company’s need to make accretive acquisitions or substantial capital expenditures to maintain its declining asset base;
●	potential acquisitions or dispositions, including the Company’s ability to make acquisitions or dispositions on favorable terms;
●	the consequences of changes the Company has made, or may make from time to time in the future, to its capital expenditure budget, including the impact of those changes on its production levels, reserves, results of operations and liquidity;
●	the Company’s ability to satisfy its debt obligations;
●	uncertainties surrounding the success of the Company’s secondary and tertiary recovery efforts;
●	competition in the oil and natural gas industry;
●	the Company’s results of evaluation and implementation of strategic alternatives;
●	general political and economic conditions, globally and in the jurisdictions in which we operate, including the Russian invasion of Ukraine and ongoing conflicts or entanglements in the Middle East and South America, trade wars and the potential destabilizing effect such conflicts or entanglements may pose for those regions and/or the global oil and natural gas markets;
●	the impact of climate change and natural disasters, such as earthquakes, tidal waves, mudslides, fires and floods;
●	the risk that the Company’s hedging strategy may be ineffective or may reduce our income;
●	risks related to a redetermination of the borrowing base under the Company’s senior secured reserve-based revolving credit facility (the “Revolving Credit Facility”);
●	the Company’s ability to access funds on acceptable terms, if at all, because of the terms and conditions governing its indebtedness, including financial covenants;
●	the cost and availability of insurance as well as operating risks that may not be covered by an effective indemnity or insurance;
●	actions of third-party co-owners of interest in properties in which we also own an interest or in which we may acquire an interest; and
●	other risks and uncertainties described in “Item 1A. Risk Factors.”

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

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those highlighted in this section titled “Risk Factors” and summarized below. We have various types of risks, including risks related to our business and industry; information technology, data security and privacy; legal, regulatory, accounting, and tax matters; our common stock; and our Revolving Credit Facility, which are discussed more fully elsewhere in this Annual Report. As a result, this risk factor summary does not contain all of the information that may be important to you, and you should read this risk factor summary together with the more detailed discussion of risks and uncertainties set forth following this section under the heading “Risk Factors,” as well as elsewhere in this Annual Report. These risks include, but are not limited to, the following:

●	Oil, natural gas and NGL prices are volatile, due to factors beyond our control, and greatly affect our business, results of operations and financial condition. Any decline in, or sustained low levels of oil and NGL prices will cause a decline in our cash flow from operations, which could materially and adversely affect our business, results of operations and financial condition.
●	We are dependent upon a small number of significant customers for the majority of our production sales. The loss of those customers, if not replaced, could reduce our revenues and have a material adverse effect on our financial condition and results of operations.
●	Our business could be adversely affected by a decline in general economic conditions or a weakening of the broader energy industry, and inflation may adversely affect our financial position and operating results.
●	Our properties are concentrated in a limited number of geographic locations and adverse developments, including potential difficulties in the marketing of oil, in such operating areas could adversely affect our business, financial condition, results of operations and cash flows.
●	The inability of our significant customers, vendors or other counterparties to meet their obligations to us may adversely affect our financial results.
●	We are subject to, and in the future may be subject to additional complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting our operations.
●	Our estimated reserves and future production rates are based on many assumptions that may turn out to be inaccurate. Any material inaccuracies in our reserve estimates or underlying assumptions will materially affect the quantities and present value of our estimated reserves.
●	The failure to replace our proved oil reserves could adversely affect our business, financial condition, results of operations, production and cash flows.
●	Many of our properties are in areas that may have been partially depleted or drained.
●	Our expectations for future development activities are planned to be realized over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of such activities.
●	We may be unable to maintain compliance with the covenants in the Revolving Credit Facility, which could result in an event of default thereunder that, if not cured or waived, would have a material adverse effect on our business and financial condition.
●	Restrictive covenants in our Revolving Credit Facility could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.
●	Any failure to maintain effective internal control over financial reporting could impair the reliability of our financial statements, which in turn could harm our business, impair investor confidence in the accuracy and completeness of our financial reports and our access to the capital markets and cause the price of our Common Stock to decline and subject us to regulatory penalties.

●	The operation of our business leverages IT infrastructure across our offices and facilities, and our business systems may (i) be susceptible to errors, shutdowns, sufficiency issues, or technical difficulties, (ii) experience security incidents impacting the integrity of sensitive data processed thereby, and (iii) be subject to evolving and potentially burdensome legal compliance requirements, including requirements around data privacy and security and the use of artificial intelligence technologies.

PART I

ITEM 1.BUSINESS

References

Amplify Energy Corp. (“Amplify Energy,” “Amplify,” the “Company,” “we,” “us,” “our,” or similar terms), is a publicly traded Delaware corporation, in which our common stock, par value of $0.01 per share (“Common Stock”), is listed on the NYSE under the symbol “AMPY.”

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

Our assets have historically consisted primarily of producing oil and natural gas properties located in Oklahoma, the Rockies (“Bairoil”), federal waters offshore Southern California (“Beta”), East Texas/North Louisiana, and the Eagle Ford (Non-op). During 2025, as discussed below, we completed several divestiture transactions, including the sale of our non‑operated Eagle Ford assets in July 2025, our East Texas/North Louisiana assets in December 2025, and our Oklahoma assets in December 2025. As a result of these divestitures, the oil and natural gas reserves presented herein reflect only properties owned as of December 31, 2025. As of the date of this Annual Report, our remaining properties consist solely of Bairoil and Beta.

As of the date of this Annual Report, the Company’s properties consist of operated working interests in producing and undeveloped leasehold acreage and working interests in identified producing wells. As of December 31, 2025:

●	Our estimated proved reserves decreased to 38.1 MMBoe in 2025, primarily due to 53.2 MMBoe for divestitures reserves, changes in commodity prices, partially offset by upward reserves revisions due to performance, and reserve additions due to new locations specifically related to Beta;
●	Our estimated proved reserves consisted of approximately 93% oil and 7% NGLs, and 65% were classified as proved developed reserves;
●	We produced oil from 204 gross (204 net) producing wells across our properties, with an average working interest of 100%, and we are the operator of record of the properties containing 100% of our total estimated proved reserves; and
●	Our average net production for the three months ended December 31, 2025, was 6.6 MBoe/d, implying a reserve-to-production ratio of approximately 15.9 years for Beta and Bairoil.

Recent Developments

Reduction in Force

During the fourth quarter of 2025 and throughout the first quarter of 2026, certain employees were impacted by a workforce reduction resulting in the involuntary termination of 36 employees across the Company. The Company recorded $6.8 million of severance expense for the year ended December 31, 2025, which is included in “general and administrative expense” in the Company’s Consolidated Statement of Operations.

Amended Revolving Credit Facility

On December 31, 2025, OLLC entered into the Borrowing Base Redetermination, Commitment Increase and Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”), among OLLC, Amplify Acquisitionco LLC, the guarantors party thereto, the lenders party thereto and Citizens Bank, N.A., as administrative agent for the lenders. The Second Amendment amends the Amended and Restated Credit Agreement, dated July 31, 2023 (as amended, the “Credit Agreement”), to, among other things: (i) set the Borrowing Base to $25.0 million, with elected commitments of $15.0 million and (ii) extend the maturity date under the Credit Agreement to December 31, 2028. We had no amounts outstanding at December 31, 2025.

Revolution Purchase and Sale Agreement

On November 4, 2025, Amplify Oklahoma Operating LLC, a Delaware limited liability company and indirect, wholly owned subsidiary of the Company (“Amplify Oklahoma”), Magnify Energy Services LLC, a Delaware limited liability company and indirect, wholly owned subsidiary of the Company (“Magnify” and, together with Amplify Oklahoma, the “Revolution Sellers”) and OLLC, for certain limited purposes, entered into a purchase and sale agreement (the “Revolution Purchase and Sale Agreement”) with Revolution Resources III, LLC, a Delaware limited liability company (“Revolution”), pursuant to which the Revolution Sellers sold to Revolution certain assets of the Revolution Sellers, which include, among other things, the Revolution Sellers’ right, title and interest in and to certain specified oil and gas properties and equipment within or related to certain designated lands in Oklahoma (the “Revolution Asset Sale”) for a cash purchase price of $92.5 million, subject to estimated post-closing adjustments under the Revolution Purchase and Sale Agreement. The Revolution Asset Sale closed on December 29, 2025, with an effective date of October 1, 2025. We received net proceeds of $88.7 million from the Revolution Asset Sale. The proceeds from the divestiture were used to reduce borrowings under our Revolving Credit Facility. In connection with this transaction, we performed an assessment of the fair value of the net book value and determined that the assets were impaired, and as such, we recorded impairment expense of $34.0 million to write down those assets to the estimated purchase price less cost to sell.

EQV Purchase and Sale Agreement

On October 28, 2025, OLLC and Magnify (together with OLLC, the “EQV Sellers”), entered into a purchase and sale agreement (as subsequently amended, the “EQV Purchase and Sale Agreement”) with EQV Alpha LLC, a Delaware limited liability company (“Alpha”), pursuant to which the EQV Sellers sold to Alpha certain assets of the EQV Sellers, which include, among other things, the EQV Sellers’ right, title and interest in and to certain specified oil and gas properties and equipment within or related to certain designated lands in East Texas and Louisiana (the “EQV Asset Sale”) for a cash purchase price of $122.0 million, subject to estimated post-closing adjustments under the EQV Purchase and Sale Agreement. The EQV Asset Sale closed on December 23, 2025, with an effective date of October 1, 2025. We received net proceeds of $111.6 million from the EQV Asset Sale. The proceeds from the divestiture were used to reduce borrowings under our Revolving Credit Facility.

East Texas Haynesville Monetization

On October 2, 2025, the Company entered into a purchase and sale agreement to sell its remaining interest in certain units with rights in the Cotton Valley and Haynesville basins in Harrison County, Texas, generating $5.3 million in net proceeds from the transactions. The sale closed on October 24, 2025, with an effective date of October 1, 2025.

Other 2025 Developments

Other 2025 Divestitures

In July 2025, we closed a transaction to divest our non-operated Eagle Ford assets for a total purchase price of $23.0 million, excluding $1.9 million of final post-closing adjustments, resulting in a final adjusted purchase price of $21.1 million. In connection with this transaction, we performed an assessment of the fair value of the net book value and determined that the assets were impaired, and as such, we recorded impairment expense of $8.4 million to write down those assets to the estimated purchase price less cost to sell.

Throughout 2025, we had other divestitures where we sold certain rights and interests in the Cotton Valley and Haynesville basins generating approximately $7.8 million in net proceeds from such transactions.

Leadership Changes

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

In connection with the transition of Mr. Willsher’s role, the Company and Mr. Willsher entered into a Transition and Separation Agreement (the “Transition Agreement”), effective as of the Transition Date. Pursuant to the terms of the Transition Agreement, Mr. Willsher served as Special Advisor to the Company until December 31, 2025.

Appointment of Chief Executive Officer and Director

On July 21, 2025, the Board appointed Mr. Daniel Furbee, previously the Company’s Senior Vice President and Chief Operating Officer, to Chief Executive Officer and as a member of the Board, effective as of the Transition Date. In connection with Mr. Furbee’s appointment as Chief Executive Officer, Mr. Furbee and the Company entered into a performance-based restricted stock units award agreement.

Appointment of President and Chief Financial Officer

On July 21, 2025, the Board appointed Mr. James Frew, previously the Company’s Senior Vice President and Chief Financial Officer, to President and Chief Financial Officer, effective as of the Transition Date.

Appointment of Vice President and Chief Accounting Officer

On November 14, 2025, Mr. Eric Dulany and the Company mutually agreed Mr. Dulany’s tenure as Vice President and Chief Accounting Officer would end, effective immediately. Mr. Dulany’s departure did not result from any disagreement with the Company, the Company’s management or the Board. On November 14, 2025, the Board appointed Ms. Natasha France, to serve as Vice President and Chief Accounting Officer of the Company, effective immediately.

Termination of Contemplated Merger with Juniper Capital

On January 14, 2025, the Company entered into an Agreement and Plan of Merger, as subsequently amended (the “Merger Agreement”) with Amplify DJ Operating LLC, a Delaware limited liability company and indirect wholly owned subsidiary of the Company (“First Merger Sub”), Amplify PRB Operating LLC, a Delaware limited liability company and indirect wholly owned subsidiary of Amplify Energy (“Second Merger Sub”), North Peak Oil & Gas, LLC, a Delaware limited liability company (“NPOG”), Century Oil and Gas Sub-Holdings, LLC, a Delaware limited liability company (“COG” and, together with NPOG, the “Acquired Companies”), and, solely for the limited purposes set forth in the Merger Agreement, Juniper Capital Advisors, L.P. (“Juniper Capital”) and the Specified Company Entities set forth on Annex A thereto, pursuant to which, at the effective time of the Contemplated Mergers (as defined below), it was contemplated that (i) NPOG would merge with and into First Merger Sub, with NPOG surviving the merger as an indirect, wholly owned subsidiary of the Company and (ii) COG would merge with and into Second Merger Sub, with COG surviving the merger as an indirect, wholly owned subsidiary of the Company, in each case, subject to the terms and conditions of the Merger Agreement (clauses (i) and (ii), together, the “Contemplated Mergers”).

On April 25, 2025, pursuant to Section 8.1(a) of the Merger Agreement, the Company and the Acquired Companies entered into a mutual termination agreement (the “Termination Agreement”) to terminate the Merger Agreement (the “Termination”), effective immediately. As a result of the Termination Agreement, the Merger Agreement is of no further force and effect.

Industry Trends

We continue to monitor the impact of the actions of the Organization of the Petroleum Exporting Countries and other large producing nations; the Russia-Ukraine conflict; conflicts or entanglements in the Middle East and South America; global inventories of oil and natural gas and the uncertainty associated with recovering oil demand; inflation and future monetary policy; and governmental policies aimed at transitioning towards lower carbon energy. The Russia-Ukraine conflict and conflicts or entanglements in the Middle East and South America continue to evolve, and the extent to which these events may impact our business, results of operations, financial condition and cash flows will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

Properties

As discussed above, our assets have historically consisted primarily of producing oil and natural gas properties in Oklahoma, Bairoil, Beta, East Texas/North Louisiana, and the Eagle Ford (Non-op). During 2025, we completed several divestiture transactions, including the sale of our non-operated Eagle Ford assets in July 2025, our East Texas/North Louisiana assets in December 2025 and our Oklahoma assets in December 2025. As a result of these divestitures, the oil and natural gas reserves presented herein reflect only properties owned as of December 31, 2025. As of the date of this Annual Report, our remaining properties consist solely of Bairoil and Beta.

We engaged Cawley, Gillespie and Associates, Inc. (“CG&A”), our independent reserve engineers, to prepare our reserves estimates for all of our proved reserves at December 31, 2025. Accordingly, the proved oil and natural gas reserves presented herein reflect only those reserves attributable to properties owned as of December 31, 2025 and exclude reserves associated with properties divested during 2025. The following table summarizes information, based on a reserve report prepared by CG&A (which we refer to as our “reserve report”), about our proved oil reserves by geographic region as of December 31, 2025, and our average net production for the three months ended December 31, 2025:

				Average Net
	Estimated Net Proved Reserves			Production		Average
		% Oil				Reserve-to
		and	% Proved		% of	Production	Producing Wells
Region	MMBoe	NGL	Developed	MBoe/d	Total	Ratio (1)	Gross	Net
						(Years)
Bairoil	13.7	100%	100%	2.9	44%	13.0	152	152
Beta	24.3	100%	45%	3.7	56%	18.3	52	52
Total	38.1	100%	65%	6.6	100%	15.9	204	204
(1)	The average reserve-to-production ratio is calculated by dividing estimated net proved reserves as of December 31, 2025 by the annualized average net production for the three months ended December 31, 2025. This calculation is based only on the Bairoil and Beta properties.

Our Areas of Operation

Beta

Approximately 64% of our estimated proved reserves as of December 31, 2025 and approximately 56% of our average daily net production for the three months ended December 31, 2025 were associated with the Beta field located in federal waters approximately 11 miles offshore from the Port of Long Beach, California. Our ownership in Beta consists of 100% of the working interests and 75.2% average net revenue interest in three Pacific Outer Continental Shelf lease blocks (P-0300, P-0301 and P-0306) (referred to as the “Beta Unit”) in the Beta field. The Beta properties contained 24.3 MMBbls of estimated net proved oil reserves as of December 31, 2025 based on our reserve report and generated average net production of 3.7 MBoe/d for the three months ended December 31, 2025. Oil and gas are produced from the Beta Unit via two production platforms, referred to as the Ellen and Eureka platforms, equipped with permanent drilling rigs and associated equipment. On a third platform, Elly, the oil, water and gas are separated, and the oil is prepared for sale, while the gas is utilized as fuel for power and the water is recycled back into the reservoir for pressure maintenance. Sales quality oil is then pumped from the Elly platform to the Beta pump station located onshore at the Port of Long Beach, California via a 16-inch diameter oil pipeline, which extends approximately 17.5 miles. Amplify Energy’s wholly owned subsidiary, San Pedro Bay Pipeline Company, owns and operates the pipeline system.

The following table summarizes production volumes from the Beta field for the period presented:

	For the Year Ended
	December 31,
	2025	2024
Production Volumes:
Oil (MBbls)	1,363	1,170
Total (MBoe)	1,363	1,170
Average net production (MBoe/d)	3.7	3.2

Bairoil

Approximately 36% of our estimated proved reserves as of December 31, 2025 and approximately 44% of our average daily net production for the three months ended December 31, 2025 were located in Bairoil. Our Bairoil properties include wells and properties primarily located in the Lost Soldier and Wertz fields in Wyoming at our Bairoil complex. Our Bairoil properties contained 13.7 MMBbls of estimated net proved oil and NGLs reserves as of December 31, 2025 based on our reserve report and generated average net production of 2.9 MBoe/d for the three months ended December 31, 2025.

The following table summarizes production volumes from Bairoil for the period presented:

	For the Year Ended
	December 31,
	2025	2024
Production Volumes:
Oil (MBbls) (1)	1,112	1,181
Total (MBoe)	1,112	1,181
Average net production (MBoe/d)	3.0	3.2
(1)	NGLs are treated as condensate and are reflected within the oil line item above for all periods presented.

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

Qualifications of Responsible Technical Persons

Internal Engineers. For the period covered by this Annual Report, Tony Lopez served as the technical person at the Company, primarily responsible for overseeing and providing oversight of the preparation of the reserves estimates with our third-party reserve engineers.

Mr. Lopez has over 20 years of corporate reserve reporting experience. Mr. Lopez joined the Company as Vice President of Corporate Reserves in June 2018 and for the period covered by this Annual Report has served as the Company’s Senior Vice President of Engineering & Exploitation. Prior to June 2018, Mr. Lopez was Vice President of Acquisitions and Engineering for EnerVest, Ltd., where he managed the corporate reserve reporting process and the financial planning & analysis department. Mr. Lopez is a graduate of West Virginia University and holds a B.S. in Petroleum and Natural Gas Engineering. Mr. Lopez is an active member of the Society of Petroleum Engineers.

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

Estimated Proved Reserves

The following table summarizes our estimated proved oil and natural gas reserves and related standardized measure of discounted future net cash flows attributable to our properties as of December 31, 2025, which are based on the prepared reserve report by CG&A, our independent reserve engineers. The oil and natural gas reserves and related standardized measure disclosures presented herein are based on properties owned as of December 31, 2025 and are prepared in accordance with SEC regulations.

	Reserves
	Oil	Natural Gas	NGLs	Total
	(MBbls)	(MMcf)	(MBbls)	(MBoe) (1)
Estimated Proved Reserves
Developed	22,141	—	2,480	24,621
Undeveloped	13,475	—	—	13,475
Total	35,616	—	2,480	38,096

Proved developed reserves as a percentage of total proved reserves				65%

Standardized measure (in thousands) (1)				$335,123
PV-10 (in thousands) (2)				$376,361

Oil and Natural Gas Prices (3)
Oil – WTI ($ per Bbl)				$65.34
Natural gas – Henry Hub ($ per MMBtu)				$3.39
(1)	Standardized measure is calculated in accordance with Accounting Standards Codification, or ASC, Topic 932, Extractive Activities—Oil and Gas, and is calculated using SEC pricing, before market differentials, of $65.34 per Bbl for crude oil and NGLs. Standardized measure is the present value of estimated future net revenues to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC without giving effect to non-property related expenses, such as general and administrative expenses, interest expense, or to depletion, depreciation and amortization. The future cash flows are discounted using an annual discount rate of 10%. Standardized measure does not give effect to derivative transactions. For a description of our commodity derivative contracts, see “Item 1. Business — Operations — Derivative Activities” as well as “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Commodity Derivative Contracts.”
(2)	PV-10 is a non-GAAP financial measure and represents the year end present value of estimated future cash inflows from proved oil and natural gas reserves, less future development and operating costs, discounted at 10% per annum to reflect the timing of future cash flows and using SEC prescribed pricing assumptions for the period. PV-10 differs from standardized measure because standardized measure includes the effects of future income taxes on future net cash flows. Standardized measure is prescribed by the SEC as an industry standard asset value measure to compare reserves with consistent pricing costs and discount assumptions. Amplify believes the presentation of PV-10 provides useful information because it is widely used by investors in evaluating oil and natural gas companies without regard to specific income tax characteristics of such entities. PV-10 is not intended to represent the current market value of our estimated proved reserves. PV-10 should not be considered in isolation or as a substitute for the standardized measure of discounted future net cash flows as defined under GAAP.
(3)	Our estimated net proved reserves and related standardized measure were determined using 12-month trailing average oil index prices, calculated as the unweighted arithmetic average for the first-day-of-the-month price for each month in effect as of the date of the estimate, without giving effect to derivative contracts, held constant throughout the life of the properties. These prices were adjusted by lease for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead.

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

Development of Proved Undeveloped Reserves

As of December 31, 2025, we had 13,475 MBoe of PUDs, comprised of 13,475 MBbls of oil. None of our PUDs as of December 31, 2025 are scheduled to be developed on a date more than five years from the date the reserves were initially booked as PUDs. PUDs will be converted from undeveloped to developed as the applicable wells begin production.

For the year ended December 31, 2025, total PUDs increased by 2,719 MBoe. The increase includes 2,294.7 MBoe due to the addition of 4 Beta PUD locations. We also had transfers of (3,263.5) MBoe to proved developed reserves which included 4 Beta PUD, 4 East Texas PUD and 15 Eagle Ford PUDs. We sold the remaining Eagle Ford PUD locations of (451) MBoe. Other revisions consisted of 4,139.2 MBoe that were primarily related to updated Beta PUD performance and extended economic life.

Approximately 30.3% (3,263.5 MBoe) of our PUDs recorded as of December 31, 2024, were developed during the twelve months ended December 31, 2025. Total costs incurred to develop these PUDs were approximately $49.9 million. In total, we incurred total capital expenditures of approximately $36.1 million during fiscal year 2025 developing PUDs. Based on our current expectations of our cash flows, we believe that we can fund the drilling of our current PUD inventory and our expansions in the next five years from our cash flow from operations, cash on hand and borrowings under our Revolving Credit Facility. For a more detailed discussion of our liquidity position, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Production, Revenue and Price History

For a description of our production, revenues, and average sales prices and per unit costs, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

The following tables summarize our average net production, average unhedged sales prices by product and average lease operating expense per Boe by geographic region for the years ended December 31, 2025 and 2024, respectively:

	For the Year Ended December 31, 2025
	Oil		NGLs		Natural Gas		Total
		Average		Average		Average		Average	Lease
	Production	Sales	Production	Sales	Production	Sales	Production	Sales	Operating
	Volumes	Price	Volumes	Price	Volumes	Price	Volumes	Price	Expense
	(MBbls)	($/Bbl)	(MBbls)	($/Bbl)	(MMcf)	($/Mcf)	(MBoe)	($/Boe)	($/Boe)
Oklahoma (1)	286	$64.49	446	$20.62	5,005	$3.24	1,566	$28.01	$10.03
Bairoil	1,112	59.25	—	—	—	—	1,112	59.25	45.67
Beta	1,363	60.41	—	—	—	—	1,363	60.41	38.12
East Texas/ North Louisiana (2)	120	64.10	602	19.63	10,836	3.27	2,528	21.70	7.92
Eagle Ford (3)	127	66.16	19	18.76	107	2.95	164	55.59	17.24
Total	3,008	$60.76	1,067	$20.03	15,948	$3.26	6,733	$38.03	$20.99

Average net production (MBoe/d)							18.4
(1)	The Oklahoma assets divestiture closed on December 29, 2025 with an effective date of October 1, 2025. As of the date of filing this Annual Report, we no longer operate in Oklahoma.
(2)	The East Texas/North Louisiana divestiture closed on December 23, 2025 with an effective date of October 1, 2025. As of the date of filing this Annual Report, we no longer operate in East Texas/North Louisiana.
(3)	The Eagle Ford divestiture closed on July 1, 2025 with an effective date of June 15, 2025. As of the date of filing this Annual Report, we no longer operate in the Eagle Ford.

	For the Year Ended December 31, 2024
	Oil		NGLs		Natural Gas		Total
		Average		Average		Average		Average	Lease
	Production	Sales	Production	Sales	Production	Sales	Production	Sales	Operating
	Volumes	Price	Volumes	Price	Volumes	Price	Volumes	Price	Expense
	(MBbls)	($/Bbl)	(MBbls)	($/Bbl)	(MMcf)	($/Mcf)	(MBoe)	($/Boe)	($/Boe)
Oklahoma	347	$75.05	525	$23.07	5,995	$2.06	1,871	$26.98	$8.53
Bairoil	1,181	70.01	—	—	—	—	1,181	70.01	44.70
Beta	1,170	72.51	—	—	—	—	1,170	72.51	38.94
East Texas/ North Louisiana	143	73.38	717	19.48	10,627	2.17	2,631	18.07	8.59
Eagle Ford	219	74.50	36	19.79	214	2.01	291	60.00	20.72
Total	3,060	$72.01	1,278	$20.96	16,836	$2.13	7,144	$39.61	$20.01

Average net production (MBoe/d)							19.5

Productive Wells

Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we own an interest and net wells are the sum of our fractional working interests owned in gross wells. The following table sets forth information relating to the productive wells in which we owned a working interest as of December 31, 2025.

	Oil
	Gross	Net
Operated (1)	204	204
Non-operated	—	—
Total	204	204
(1)	Our operated properties reflect all operated proved devolved producing properties at December 31, 2025.

Developed Acreage

Acreage related to royalty, overriding royalty and other similar interests is excluded from this summary. As of December 31, 2025, all of our leasehold acreage was held by production. The following table sets forth information as of December 31, 2025 relating to our leasehold acreage.

Region	Developed Acreage (1)
	Gross (2)	Net (3)
Bairoil	6,653	6,653
Beta	17,280	17,280
Total	23,933	23,933
(1)	Developed acres are acres spaced or assigned to productive wells or wells capable of production.
(2)	A gross acre is an acre in which we own a working interest. The number of gross acres is the total number of acres in which we own a working interest.
(3)	A net acre is deemed to exist when the sum of our fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Undeveloped Acreage

As of December 31, 2025, we had no gross and net undeveloped acreage expiring over the next two years as all of our gross and net acreage is currently held by production.

Drilling Activities

Our drilling activities primarily consist of development wells. The following table sets forth information with respect to (i) wells drilled and completed during the periods indicated and (ii) wells drilled in a prior period but completed during the periods indicated. The information should not be considered indicative of future performance, nor should a correlation be assumed between the number of productive wells drilled, quantities of reserves found or economic value. At December 31, 2025, we had 0 gross (0 net) wells that were being developed.

	For the Year Ended December 31,
	2025		2024		2023
	Gross	Net	Gross	Net	Gross	Net
Development wells:
Productive	26.0	5.9	11.0	2.0	9.0	0.5
Dry	—	—	—	—	—	—
Exploratory wells:
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total wells:
Productive	26.0	5.9	11.0	2.0	9.0	0.5
Dry	—	—	—	—	—	—
Total	26.0	5.9	11.0	2.0	9.0	0.5

Delivery Commitments

We have no commitments to deliver a fixed and determinable quantity of our oil production in the near future under our existing sales contracts.

Operations

General

As of December 31, 2025, the Company is the operator of record of properties containing 100% of our total estimated proved reserves. We design and manage the development, recompletion and/or workover operations, and supervise other operation and maintenance activities for all of the wells we operate. We do not own the drilling rigs used for drilling wells on our onshore properties; independent contractors provide all the equipment and personnel associated with these activities. Our Beta platforms have permanent drilling systems in place.

Marketing and Major Customers

The following individual customers each accounted for 10% or more of our total reported revenues for the period indicated:

	For the Year Ended
	December 31,
	2025	2024
Major customers:
Phillips 66	28%	33%
HF Sinclair Corporation (formerly: Sinclair Oil & Gas Company)	21%	25%
Southwest Energy LP	n/a %	10%

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

On October 1, 2025, our agreement with Phillips 66 terminated following Phillips 66’s closure of its Los Angeles‑area refinery. Historically, prior to the termination of this agreement, this refinery represented a significant portion of our sales to Phillips 66. Following the termination of this agreement, we have entered into agreements with other customers for the sale of our Beta crude oil.

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

Derivative Activities

We enter into commodity derivative contracts with unaffiliated third parties, generally lenders under our Revolving Credit Facility or their affiliates, to achieve more predictable cash flows and to reduce our exposure to fluctuations in oil and natural gas prices. We intend to enter into commodity derivative contracts at times and on terms desired to maintain a portfolio of commodity derivative contracts covering at least 25% − 75%, depending on availability under the Revolving Credit Facility, of our estimated production from total proved developed producing reserves over a one-year period at any given point of time. We may, however, from time to time, hedge more or less than this approximate amount.

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

Hydraulic Fracturing

As discussed above, during 2025, we completed several divestiture transactions, including the sale of our non-operated Eagle Ford assets in July 2025, our East Texas/North Louisiana assets in December 2025 and our Oklahoma assets in December 2025. Prior to such divestitures, hydraulic fracturing was used as a means to maximize the productivity of almost every well that we drilled and completed, except in our offshore wells. Hydraulic fracturing had been a necessary part of the completion process because our properties had historically been dependent upon our ability to effectively fracture the producing formations in order to produce at economic rates. As of December 31, 2025, none of the remaining proved reserves required hydraulic fracturing.

We believe we have followed and continue to substantially follow, where required and consistent with the standards previously reported, applicable industry standard practices and legal and regulatory requirements for groundwater protection in our previous hydraulic fracturing operations, which are subject to supervision by state and federal regulators (including the U.S. Bureau of Land Management (the “BLM”) on federal acreage).

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

Environmental, Occupational Health and Safety Matters and Regulations

General

Our oil and natural gas development and production operations are subject to stringent and complex federal, state and local laws and regulations governing the discharge of materials into the environment, occupational health and safety aspects of our operations, or otherwise relating to protection of the environment and natural resources. These laws and regulations impose numerous obligations applicable to our operations, including the acquisition of certain permits before conducting regulated drilling activities; the restriction of types, quantities and concentration of materials that can be released into the environment; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands, seismically active areas and other protected areas; the application of specific health and safety criteria addressing worker protection; and the imposition of substantial liabilities for pollution resulting from our operations. Numerous governmental authorities, such as the U.S. Environmental Protection Agency (the “EPA”) and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly compliance or corrective actions. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations; the suspension or revocation of necessary permits, licenses and authorizations; the requirement that additional pollution controls be installed; and, in some instances, the issuance of orders limiting or prohibiting some or all of our operations. We may also experience delays in obtaining or be unable to obtain required permits, which may delay or interrupt our operations and limit our growth and revenue. In addition, in certain jurisdictions, the long-term trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment and thus, our costs of compliance may increase if existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to our operations.

Under certain environmental laws that impose strict as well as joint and several liability, we may be required to remediate contaminated properties currently or formerly owned or operated by us or facilities of third parties that received waste generated by our operations regardless of whether such contamination resulted from the conduct of others or from our own actions that were in compliance with all applicable laws at the time such actions were taken. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety impacts of our operations. Moreover, public interest in the protection of the environment has increased in recent years. New laws and regulations continue to be enacted, particularly at the state level, and the long-term trend of more expansive and stringent environmental legislation and regulations applied to the crude oil and natural gas industry could continue, which may result in increased costs of doing business and consequently affect profitability. To the extent new or more stringent laws are enacted or other governmental action is taken that restricts drilling or imposes more stringent and costly operating, waste handling, disposal and cleanup requirements, our business, prospects, financial condition or results of operations could be materially adversely affected.

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

BOEM is responsible for managing environmentally and economically responsible development of the nation’s offshore resources. Its functions include offshore leasing, resource evaluation, review and administration of oil and gas exploration and development plans, renewable energy development, and National Environmental Policy Act (“NEPA”) analysis and environmental review. Lessees must obtain BOEM approval for exploration, development and production plans prior to the commencement of offshore operations. BOEM generally requires that lessees have substantial net worth, post supplemental bonds or provide other acceptable assurances that the obligations will be met. In October 2020, BOEM and BSEE issued a proposed rule to clarify, streamline, and provide greater transparency to financial assurance requirements for the oil and gas industry, including streamlining the evaluation criteria for determining if and when additional security is required for Outer Continental Shelf (“OCS”) leases, pipeline rights-of-way and rights-of-use and easement (“RUE”) and revising the process for issuing decommissioning obligations for facilities on the OCS. Pursuant to prior Executive Order 13990, BOEM decided not to move forward with the BOEM-administered portions, and instead issued a new notice of proposed rulemaking to address the financial policy concerns. BSEE finalized the BSEE-related provisions, which became effective on May 18, 2023, to focus on clarifying decommissioning obligations of RUE grant holders and promulgate BSEE policy regarding the obligations of predecessors that must decommission their units. In April 2024, BOEM published a final rule, effective June 2024, which modified criteria for determining whether oil, gas, and sulfur lessees, RUE grant holders, and pipeline right-of-way grant holders are required to provide bonds or other financial assurance above what is currently required to ensure compliance with OCS obligations. The final rule also codified the use of the BSEE’s probabilistic estimates of decommissioning costs in setting the levels of demand for supplemental financial assurance, removed restrictive provisions for third-party guarantees and decommissioning accounts, and added new criteria for cancelling supplemental financial assurance. Litigation was filed challenging the BOEM 2024 rule, creating uncertainty regarding the finality of the BOEM 2024 rule requirements. On May 2, 2025, the U.S. Department of the Interior announced its intent to revise the BOEM 2024 rule and proceed with development of a new rule consistent with the 2020 proposed framework. In December 2025, the Western District Court of Louisiana issued a further stay of the litigation, pending BOEM’s issuance of a new rule.

BSEE is responsible for safety and environmental oversight of offshore oil and gas operations. Its functions include the development and enforcement of safety and environmental regulations, permitting offshore exploration, development and production, inspections, offshore regulatory programs, oil spill response and training and environmental compliance programs. BSEE regulations require offshore production facilities and pipelines located on the OCS to meet stringent engineering and construction specifications, and in August 2023 and August 2024 BSEE announced two final rules which added safety-related regulations concerning the design and operating procedures of these facilities and pipelines, including regulations to safeguard against or respond to well blowouts and other catastrophes and manage equipment used in high pressure high temperature environments. In August 2025, BSEE issued a final rule to align with the One Big Beautiful Bill Act, which clarified expectations for offshore commingling, production methods for well integrity, safety and ultimate recovery. BSEE regulations also restrict the flaring or venting of natural gas, prohibit the flaring of liquid hydrocarbons and govern the plugging and abandonment of wells located offshore and the installation and removal of all fixed drilling and production facilities.

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

Water Discharges

The Federal Water Pollution Control Act (the “Clean Water Act”), the Safe Drinking Water Act (“SDWA”), the OPA and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including oil and hazardous substances, into navigable waters of the United States, as well as state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. These laws and regulations also prohibit certain activity in wetlands unless authorized by a permit issued by the U.S. Army Corps of Engineers (“Corps”). In June 2015, the EPA and the Corps issued a rule to revise the definition of “waters of the United States” (“WOTUS”) for all Clean Water Act programs, which never took effect before being replaced by the Navigable Waters Protection Rule (the “NWPR”) in April 2020. The NWPR was vacated by two separate federal district courts in late 2021. The definition of WOTUS was further impacted by the U.S. Supreme Court’s decision issued in May 2023 in Sackett v. EPA wherein the Court held that the jurisdiction of the Clean Water Act extends only to those adjacent wetlands that are indistinguishable from traditional navigable bodies of water due to a continuous surface connection and rejected the “significant nexus” test embraced in earlier jurisprudence. In September 2023, the EPA and the Corps published a direct-to-final rule redefining WOTUS to align with the decision in Sackett. The final rule eliminated the “significant nexus” test from consideration when determining federal jurisdiction and clarified that the Clean Water Act only extends to relatively permanent bodies of water and wetlands that have a continuous surface connection with such bodies of water. However, roughly half of the states and other plaintiffs are continuing to challenge the rule, and the EPA and the Corps are using the pre-2015 definition of WOTUS in these states while litigation continues. In November 2025, the Corps and the EPA issued a proposed rule revising the definition of WOTUS with the stated aim of conforming to the Supreme Court’s decision in Sackett and revising certain regulatory terms, such as “relatively permanent,” “tributary,” and “continuous surface connection”; a final rule is expected in early 2026, and litigation is highly likely following issuance of the final rule. As a result, substantial uncertainty exists with respect to future implementation of the September 2023 rule and the scope of CWA jurisdiction more generally.

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

These laws and any implementing regulations provide for administrative, civil and criminal penalties for any unauthorized discharges of oil and other substances in reportable quantities and may impose substantial potential liability for the costs of removal, remediation and damages. Additionally, obtaining permits has the potential to delay the development of oil projects. We maintain all required discharge permits necessary to conduct our operations and we believe we are in substantial compliance with their terms.

Hydraulic Fracturing

As discussed above, during 2025, we completed several divestiture transactions, including the sale of our non-operated Eagle Ford assets in July 2025, our East Texas/North Louisianna assets in December 2025 and our Oklahoma assets in December 2025. Prior to such divestitures, hydraulic fracturing had been used as a means to maximize the productivity of almost every well that we drilled and completed, except in our offshore wells. Hydraulic fracturing was historically a necessary part of the completion process because certain of our properties were historically dependent upon our ability to effectively fracture the producing formations in order to produce at economic rates. As of the date of this Annual Report, we are no longer engaged in any current hydraulic fracturing operations.

During the period in which we historically utilized hydraulic fracturing in our operations, we believe we followed, where required and consistent with then-existing standards previously reported, applicable industry standard practices and legal and regulatory requirements for groundwater protection in our previous hydraulic fracturing operations, which are subject to supervision by state and federal regulators (including the BLM on federal acreage).

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

In November 2021, the EPA issued a proposed rule intended to establish standards for methane and volatile organic compounds, or VOCs, from new and modified oil and natural gas production and natural gas processing and transmission facilities. The proposed rule sought to make the existing regulations in Subpart OOOOa more stringent and create a Subpart OOOOb to expand reduction requirements for new, modified, and reconstructed oil and gas sources, including standards focusing on certain source types that have never been regulated under the CAA (including intermittent vent pneumatic controllers, associated gas, and liquids unloading facilities). In addition, the proposed rule sought to establish “Emissions Guidelines,” creating a Subpart OOOOc that would require states to develop plans to reduce methane emissions from existing sources that must be at least as effective as presumptive standards set by EPA. In November 2022, the EPA issued a proposed rule supplementing the November 2021 proposed rule. Among other things, the November 2022 supplemental proposed rule removed an emissions monitoring exemption for small wellhead-only sites and created a new third-party monitoring program to flag large emissions events, referred to in the proposed rule as “super emitters”. The EPA announced a final rule in December 2023, later published in March 2024, which, among other things, requires the phase out of routine flaring of natural gas from new oil wells and routine leak monitoring at all well sites and compressor stations. Notably, the EPA updated the applicability date for Subparts OOOOb and OOOOc to December 6, 2022, meaning that sources constructed prior to that date will be considered existing sources with later compliance dates under state plans. The final rule gives states, along with federal tribes that wish to regulate existing sources, two years to develop and submit their plans for reducing methane from existing sources. However, in March 2025, the EPA announced its intention to reconsider the March 2024 rule, including Subparts OOOOb and OOOOc, with a final rule expected in or around July 2026. A subsequent rule finalized on November 26, 2025, gives states, along with federal tribes that wish to regulate existing sources, until January 2027 to develop and submit their plans for reducing methane emissions from existing sources. In December 2025, environmental groups filed a petition for review in the D.C. Circuit Court of Appeals challenging the EPA’s delay of the methane emissions rules.

Additionally, in 2016, the BLM finalized rules related to further controlling the venting and flaring of natural gas on BLM land, which was challenged by a group of states. In September 2018, the BLM published a final rule that revised the 2016 rules, which was again challenged by states and environmental groups. In April 2024, and later revised in November 2024, the BLM issued a final rule to reduce the waste of natural gas from venting, flaring, and leaks during oil and gas production activities on Federal and Indian leases. In January 2025, President Trump issued an executive order directing the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions that are unduly burdensome on the identification, development or use of domestic energy resources. Legal challenges to the 2024 rule from various states has been held in abeyance throughout 2025, as BLM considers rule revisions. Through a direct final rule published in December 2025, the BLM has extended compliance deadlines for key components of the 2024 rule. Consequently, future implementation and enforcement of the final 2024 EPA rule and the final 2024 BLM rule remain uncertain at this time.

We may be required to incur certain capital expenditures in the next few years for air pollution control equipment in connection with maintaining or obtaining operating permits addressing air emission related issues, which may have a material adverse effect on our operations. Obtaining permits also has the potential to delay the development of oil projects and increase our costs of development, which costs could be significant. We believe that we currently are in substantial compliance with all air emissions regulations and that we hold all necessary and valid construction and operating permits for our current operations.

Climate Change Regulation

At the international level, the United States joined the international community at the United Nations Framework Convention on Climate Change 21st Conference of the Parties (“COP21”) in Paris, France in 2015, which resulted in an agreement intended to nationally determine their contributions and set greenhouse gas (“GHG”) emission reduction goals every five years beginning in 2020. However, in January 2025, President Trump issued an executive order directing the immediate notice to the United Nations of the United States’ withdrawal from the Paris Agreement. The withdrawal became effective in January 2026. In January 2026, President Trump announced the United States will also withdraw from the UN Framework Convention on Climate Change. However, various state and local governments have publicly committed to furthering the goals of the Paris Agreement, and related initiatives are expected to continue. It is not possible at this time to predict how legislation or regulations that may be adopted to address climate change, methane and other GHG emissions may impact our business.

In August 2022, the prior Biden Administration signed into law the Inflation Reduction Act. The Inflation Reduction Act included a methane emissions reduction program that amended the CAA to include a Methane Emissions and Waste Reduction Incentive Program for petroleum and natural gas systems. This program required the EPA to impose a Waste Emissions Charge (“WEC”) on certain oil and gas sources that are already required to report under EPA’s Greenhouse Gas Reporting Program. To implement the program, in May 2024, the EPA finalized revisions to the Greenhouse Gas Reporting Program for petroleum and natural gas facilities. The emissions reported under the Greenhouse Gas Reporting Program were set as the basis for any payments under the Methane Emissions Reduction Program. However, petitions for reconsideration to the EPA are pending and litigation in the D.C. Circuit has commenced. In addition, EPA proposed on September 12, 2025 to eliminate or suspend Greenhouse Gas Reporting Program requirements for most industries, with final rules implementing the proposed rollback expected by mid-2026. In November 2024, the EPA finalized a regulation to implement the Inflation Reduction Act’s WEC. However, in January 2025, the Trump Administration issued an Executive Order directing the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions that are unduly burdensome on the identification, development, or use of domestic energy resources. In addition, in March 2025, President Trump signed Congress’ Joint Resolution of Disapproval of the WEC, and in May 2025, EPA issued a final rule to remove the WEC regulations from the Code of Federal Regulations. In July 2025, the One Big Beautiful Bill Act delayed the effective date of the WEC until 2034.

The 2007 case Massachusetts v. EPA held that GHGs are air pollutants covered by the Clean Air Act, and that EPA must determine whether certain GHG emissions may reasonably be anticipated to endanger public health or welfare. In December 2009, EPA issued a final rule stating that current and projected concentrations of carbon dioxide, methane and other GHGs endanger public health and welfare (“2009 Endangerment Finding”). The 2009 Endangerment Finding served as legal support for subsequent EPA Clean Air Act rulemakings that have significantly affected industry operational costs, including New Source Performance Standards and Existing Source Guidelines rules requiring technology investments to detect and reduce methane leaks and emissions from new and existing oil and gas infrastructure. In the 2022 Supreme Court case West Virginia v. EPA, the Court held that EPA lacked clear statutory authority under the Clean Air Act, absent specific and explicit authorization from Congress, to implement an EPA rulemaking that mandated a shift for electricity production from higher greenhouse gas emissions sources to lower emissions sources. In the 2024 Supreme Court case Loper Bright Enters. v. Raimondo, the Court held that courts must independently determine the best reading of a statute, rather than deferring to agency interpretations of ambiguous statutory language. On February 12, 2026, EPA issued a pre-publication copy of a final rule, submitted for publication in the Federal Register, rescinding the 2009 Endangerment Finding on the basis that the 2009 Endangerment Finding exceeded EPA authority, was not supported by specific and explicit authorization from Congress, and did not meet the best reading of the underlying Clean Air Act provision under the West Virginia and Loper Bright holdings. Litigation following the February 2026 final rule publication is expected, and the potential impact of the February 2026 final rule, potential subsequent revisions to existing emission standards, and the outcome of related litigation, including private nuisance litigation, remain uncertain and could affect our operations.

At the state level, California enacted legislation in October 2023 that will ultimately require certain companies that do business in California and exceed specified financial thresholds to publicly disclose certain climate-related information, including their Scopes 1, 2, and 3 GHG emissions, with third party assurance of such data, climate-related financial risks and related mitigation measures. The California Air Resources Board has proposed that initial reporting for scope 1 and 2 GHG emissions for fiscal year 2025 be due by August 10, 2026, with Scope 3 GHG emissions reporting required in 2027. These laws are subject to ongoing legal challenges and certain requirements are currently enjoined. It is unclear how the litigation process and additional legal developments will impact enforceability of these requirements and the timeline and cost of compliance. While we are still assessing the impact of these requirements, additional reporting obligations could cause us to incur increased costs.

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

National Environmental Policy Act

Oil and natural gas exploration and production activities on federal lands are subject to NEPA. NEPA requires federal agencies, including the U.S. Departments of the Interior and Agriculture, to evaluate major federal actions having the potential to significantly impact the human environment. In the course of such evaluations, an agency evaluates the potential direct, indirect and cumulative impacts of a proposed project. If the proposed impacts are considered significant, the agency will prepare a detailed environmental impact statement that is made available for public review and comment. In July 2020, the White House’s Council on Environmental Quality (“CEQ”) published a final rule to amend the NEPA implementing regulations intended to streamline the environmental review process, including shortening the time for review as well as eliminating the requirement to evaluate cumulative impacts. The final rule required federal agencies to develop procedures consistent with the new rule within one year of the rule’s effective date (which was extended to two years in June 2021). In October 2021, the CEQ issued a notice of proposed rulemaking to amend the NEPA regulatory changes adopted in 2020 in two phases. Phase I of the CEQ’s proposed rulemaking process was finalized in April 2022, and generally restored provisions that were in effect prior to 2020. In May 2024, the CEQ finalized the Phase II rule that accelerates NEPA reviews while maintaining consideration of relevant environmental, environmental justice and climate change objectives. Further, the Infrastructure and Investment Jobs Act signed into law in November 2021 codified some of the July 2020 amendments in statutory text. These amendments must be implemented into each agency’s implementing regulations, and each of those individual rulemakings could be subject to legal challenge. Additionally, in June 2023, the Fiscal Responsibility Act of 2023 was signed into law, which includes important changes to NEPA to streamline the environmental review process. However, in January 2025, President Trump issued an executive order requiring CEQ to provide guidance on implementing NEPA and to propose rescinding CEQ’s NEPA regulations. The executive order also instructs federal agencies to adhere to only the relevant legislated requirements for environmental reviews and to prioritize efficiency and certainty over any other objectives in such reviews. In February 2025, CEQ sent an interim final rule to the White House Office of Management and Budget that would immediately withdraw the NEPA implementing regulations. In January 2026, CEQ formally repealed its NEPA implementing regulations. However, the repeal has left the July 2020, Phase I, and Phase II rules in place. This action may be subject to litigation. Congress is also considering legislation designed to streamline NEPA through the Standardizing Permitting and Expediting Economic Development Act (“SPEED Act”). The SPEED Act aims to redefine what qualifies as a “major Federal action” and impose stricter deadlines for NEPA review. Although the SPEED Act has passed the House of Representatives, final passage and implementation remains uncertain. The potential impact of further changes to the NEPA regulations and statutory text therefore remains uncertain and could have an effect on our operations.

Endangered Species Act and Migratory Bird Treaty Act

The federal ESA was established to protect endangered and threatened species and their habitat. If a species is listed as threatened or endangered pursuant to the ESA, restrictions may be imposed on activities adversely affecting that species or its habitat. The U.S. Fish and Wildlife Service (“FWS”) must also designate the species’ critical habitat and suitable habitat as part of the effort to ensure survival of the species. A critical habitat or suitable habitat designation could result in further material restrictions to land use and may materially delay or prohibit land access for oil and natural gas development. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (“MBTA”), which makes it illegal to, among other things, hunt, capture, kill, possess, sell, or purchase migratory birds, nests, or eggs without a permit. This prohibition covers most bird species in the U.S. In January 2021, the Department of the Interior finalized a rule limiting the application of the MBTA. However, the Department of the Interior revoked the rule in October 2021 and issued an advance notice of proposed rulemaking seeking comment on the Department’s plan to develop regulations that authorize incidental taking under certain prescribed conditions. The future of this rulemaking is uncertain. In April 2024, the U.S. FWS issued three final rules governing critical habitat designation and expanding protection options for species listed as threatened pursuant to the ESA. However, in April 2025, the U.S. Department of Interior issued a memo, M-37085, to repeal M-37065, which had previously declared that the MBTA prohibited both the intentional and incidental “take” of migratory birds. The memo restored M-37050, clarifying that only the intentional “take” of migratory birds is prohibited. Additionally, in April 2025, the FWS and National Marine Fisheries Service proposed to redefine “harm” to mean affirmative acts that are directed immediately and intentionally against a particular animal, excluding acts or omissions that indirectly cause injury. Additionally, in November 2025, the Trump Administration proposed several rules that would significantly alter ESA protections for plants and animals. One proposed rule would rescind a rule that automatically extends protections for endangered species to threatened species. Another proposed rule would change regulations for listing species as endangered or threatened as well as for designating critical habitats. Additionally, a third proposed rule would reinstate the framework for evaluating the benefits and cost of designating a critical habitat by considering factors like economic impact, impact on national security, and other relevant impacts. The FWS is expected to issue final rules in 2026. The designation of previously unidentified endangered or threatened species in areas where we operate could cause us to incur additional costs or become subject to operating delays, restrictions or bans. There is also increasing interest in nature-related matters beyond protected species, such as general biodiversity, which may similarly require us or our customers to incur costs or take other measures which may adversely impact our business or operations.

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

Sale and Transportation of Gas and Oil

The Federal Energy Regulatory Commission (“FERC”) has jurisdiction terms and conditions of service under which companies provide interstate transportation of gas, oil and other liquids by pipeline. The FERC does not regulate the sale of oil or petroleum products or the construction of oil or other liquids pipelines, but does regulate the rates and terms and conditions of service on oil and liquids pipelines.

The Beta properties include the San Pedro Bay Pipeline Company, which owns and operates an offshore crude oil pipeline. This pipeline is subject to regulation by the FERC under the Interstate Commerce Act and the Energy Policy Act of 1992. Tariff rates for liquids pipelines, which include both crude oil pipelines and refined products pipelines, must be just and reasonable and not unduly discriminatory. FERC regulations require that interstate oil pipeline transportation rates and terms of service be filed with the FERC and posted publicly. The FERC has established a formulaic methodology for oil and liquids pipelines to change their rates within prescribed ceiling levels that are tied to an inflation index. The FERC reviews the formula every five years. During the last review period, FERC set the index level in December 2020. Both pipelines and pipeline customers sought rehearing of the index level, and in January 2022, FERC issued a rehearing order setting a lower index price, effective July 1, 2021, of the producer price index for finished goods minus 0.21%. Pipelines challenged this decision and on July 26, 2024, the D.C. Circuit vacated the rehearing order. Subsequently, on September 17, 2024, FERC issued an order reinstating the index price of producer price index for finished goods plus 0.78%. Then, on October 17, 2024, FERC issued a supplemental notice of proposed rulemaking proposing to reduce the index price back to the producer price index for finished goods minus 0.21%; that proposed rule was withdrawn by FERC on November 20, 2025. On November 20, 2025, FERC issued a Notice of Proposed Rulemaking proposing to set the producer price index for finished goods at minus 1.42% as the index level for the five-year period commencing July 1, 2026. This proposed rule is now pending. The San Pedro Bay Pipeline Company uses the indexing methodology to change its rates.

Although the FERC does not have jurisdiction over the production of gas, the FERC exercises regulatory authority over wholesale sales of gas in interstate commerce through the issuance of blanket marketing certificates that authorize the wholesale sale of gas at market rates and the imposition of a code of conduct on blanket marketing certificate holders that regulate certain affiliate interactions. The FERC also has oversight of the performance of wholesale natural gas markets, including the authority to facilitate price transparency and to prevent market manipulation. In furtherance of this authority, the FERC imposed an annual reporting requirement on all industry participants, including otherwise non-jurisdictional entities, engaged in wholesale physical natural gas sales and purchases in excess of a minimum level. These agency actions have been intended to foster increased competition within all phases of the gas industry. To date, the FERC’s pro-competition policies have not materially affected our business or operations. Also, as discussed above, during 2025, we completed several divestiture transactions and as of the date of this Annual Report, and we are no longer engaged in the production and sale of natural gas.

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

The U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration (“PHMSA”) regulates the safety of all pipeline transportation in or affecting interstate or foreign commerce, including pipeline facilities on the OCS. The San Pedro Bay pipeline is subject to regulation by the PHMSA. PHMSA regularly updates its pipeline safety rules and recommendations. For example, on March 25, 2025, PHMSA published an advisory bulletin that stated PHMSA’s intent to encourage all regulated pipeline owners and operators to voluntarily adopt new safety management systems. PHMSA updates the maximum administrative civil penalties each year to account for inflation, and as of December 2025, the penalty limits are up to $272,926 per violation per day and up to $2,729,245 for a related series of violations. PHMSA has also issued a final rule applying safety regulations to certain rural low-stress hazardous liquid pipelines that were not covered previously by some of its safety regulations.

Federal and state legislative and regulatory initiatives relating to pipeline safety that require the use of new or more stringent safety controls or result in more stringent enforcement of applicable legal requirements could subject us to increased capital costs, operational delays and costs of operation.

Anti-Market Manipulation Laws and Regulations

The FERC, with respect to the purchase or sale of natural gas or the purchase or sale of transmission or transportation services subject to FERC jurisdiction, and the Federal Trade Commission (the “FTC”) with respect to petroleum and petroleum products, operating under various statutes, have each adopted anti-market manipulation regulations, which prohibit, among other things, fraud and price manipulation in the respective markets. These agencies hold substantial enforcement authority, including the ability to assess substantial civil penalties, to order repayment or disgorgement of profits and to recommend criminal penalties. Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third-party damage claims by, among others, sellers, royalty owners and taxing authorities.

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

Additional proposals and proceedings that may affect the crude oil and natural gas industry are pending before the U.S. Congress, federal agencies and the courts. The Company cannot predict the ultimate impact these proposals may have on its crude oil operations, but the Company does not expect any such action to affect the Company differently than it will affect other gas or oil producers with which we compete.

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

Human Capital

Overview

On December 31, 2025, the Company had 184 employees, none of whom were represented by labor unions or covered by any collective bargaining agreement. We strive to create a high-performing culture and positive work environment that allows us to attract and retain a group of talented individuals who can foster the Company’s success. To attract and retain top talent, our human resources programs are designed to reward and incentivize our employees through competitive compensation practices, our commitment to employee health and safety, training and talent development and our commitment to inclusion.

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

Inclusion

We are committed to supporting an inclusive workplace and career development opportunities to attract and retain talented employees. As of December 31, 2025, approximately 56% of our total workforce self-identified as a racial or ethnic minority and approximately 18% self-identified as female. As of the same date, approximately 57% of the employees located in our corporate headquarters self-identified as a racial or ethnic minority and approximately 67% self-identified as female. It is our policy to prohibit discrimination and harassment of any type and afford equal employment opportunities to employees and applicants without regard to race, color, religion, sex, national origin, age, disability, genetic information, veteran status, or any other basis protected by federal, state or local law. Further, it is our policy to forbid retaliation against any individual who reports, claims, or makes a charge of discrimination or harassment, fraud, unethical conduct, or a violation of our Company policies. To sustain and promote an inclusive culture, we maintain a robust compliance program rooted in our Code of Business Conduct and Ethics and other Company policies, which provide policies and guidance on non-discrimination, anti-harassment, and equal employment opportunities. We require all employees to complete periodic training sessions on various aspects of our corporate policies through an annual acknowledgment and certification process.

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

Our revenues, operating results, profitability, liquidity, future growth and the value of our assets depend primarily on prevailing commodity prices. Historically, oil and natural gas prices have been volatile and fluctuate in response to changes in supply and demand, market uncertainty, and other factors that are beyond our control, including:

●	the regional, domestic and foreign supply of oil, natural gas and NGLs;
●	the level of commodity prices and expectations about future commodity prices;
●	the level of global oil and natural gas exploration and production;
●	localized supply and demand fundamentals, including the proximity and capacity of pipelines and other transportation facilities, and other factors that result in differentials to benchmark prices from time to time;
●	the cost of exploring for developing, producing and transporting reserves;
●	the price and quantity of foreign imports, including volatility as a result of tariffs and other trade-related disputes;
●	political and economic conditions in oil producing countries, including conflicts in or among the Middle East, Africa, South America, Russia and Israel;
●	the ability of members of the Organization of Petroleum Exporting Countries (“OPEC”) to agree to and maintain oil price and production controls;
●	speculative trading in crude oil and natural gas derivative contracts;
●	the level of consumer product demand;
●	weather conditions and other natural disasters;
●	risks associated with a pandemic, epidemic or outbreak of an infectious disease;
●	risks associated with operating drilling rigs;
●	technological advances affecting exploration and production operations and overall energy consumption;
●	domestic and foreign governmental regulations and taxes;

●	the impact of energy conservation efforts;
●	the continued threat of terrorism and the impact of military and other action, including the Russian invasion of Ukraine and ongoing conflicts or entanglements in the Middle East and South America, and the potential destabilizing effect such conflicts may pose for those regions and/or the global oil and natural gas markets;
●	the price and availability of competitors’ supplies of oil and natural gas and alternative fuels; and
●	overall domestic and global economic conditions.

These factors and the volatility of the energy markets make it extremely difficult to predict future oil, natural gas and NGL price movements with any certainty. For example, for the five years ended December 31, 2025, the NYMEX-WTI oil future price ranged from a high of $122.11 per Bbl to a low of $47.62 per Bbl, while the NYMEX-Henry Hub natural gas future price ranged from a high of $9.68 per MMBtu to a low of $1.58 per MMBtu. For the year ended December 31, 2025, the WTI posted prices ranged from a high of $80.04 per Bbl on January 5, 2025 to a low of $55.27 per Bbl on December 16, 2025 and NYMEX-Henry Hub natural gas market price ranged from a high of $5.29 per MMBtu on December 5, 2025 to a low of $2.70 per MMBtu on August 22, 2025. Likewise, NGLs, which are made up of ethane, propane, isobutane, normal butane and natural gasoline, each of which has different uses and different pricing characteristics, have sustained depressed realized prices during this period and are generally correlated with the price of oil. An extended decline in commodity prices could materially and adversely affect our business, results of operations and financial condition, could render many of our development and production projects uneconomical and could result in a downward adjustment of our reserve estimates.

The Company recognized an impairment expense of $42.5 million for the year ended December 31, 2025. The Company recognized an impairment charge due to the carrying value of the assets exceeding the fair market value of the assets sales price. No impairment expense was recognized for the year ended December 31, 2024. An extended decline in commodity prices may cause us to write down, as a non-cash charge to earnings, the carrying value of our oil properties for impairment. We may in the future incur impairment charges that could have a material adverse effect on our results of operations in the period taken.

We are dependent upon a small number of significant customers for the majority of our production sales. The loss of those customers, if not replaced, could reduce our revenues and have a material adverse effect on our financial condition and results of operations.

We had two customers that each accounted for 10% or more of total reported revenues for the year ended December 31, 2025. The loss of these customers or any significant customer, should we be unable to replace them, could adversely affect our revenues and have a material adverse effect on our financial condition and results of operations. Also, if any significant customer reduces the volume it purchases from us, we could experience a temporary interruption in sales of, or may receive a lower price for, our production, or we could be required to shut in all or a portion of our production, any of which could cause our revenues and cash flows to decline and have a material adverse effect on our results of operations. For instance, in October 2024, Phillips 66 announced its plan to cease operations at its Los Angeles area refinery in the fourth quarter of 2025. Given that this refinery had historically made up all of our Beta sales, we had to seek out new customers in the area to replace the volume previously purchased by Phillips 66. Further, these risks may be greater in the future following the completion of several divestiture transactions in 2025, including the sale of our non-operated Eagle Ford assets in July 2025, our East Texas/North Louisiana assets in December 2025, and our Oklahoma assets in December 2025, as sales to these significant customers may constitute an even greater percentage of our total reported revenues in future periods. We cannot assure you that any of our customers will continue to do business with us or that we will continue to have access to suitably liquid markets for our future production. See “Item 1. Business — Operations — Marketing and Major Customers.”

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

Our properties are concentrated in a limited number of geographic locations and adverse developments, including potential difficulties in the marketing of oil, in such operating areas could adversely affect our business, financial condition, results of operations and cash flows.

As of December 31, 2025, following the completion of our divestitures, our properties are currently located in the Rockies and federal waters offshore Southern California. As a result, our business, financial condition, results of operations and cash flows may be disproportionately affected by adverse developments in these geographic areas, including regional events such as severe weather conditions, natural disasters, regulatory changes, infrastructure changes or local economic downturns. Additionally, increased competition, changes in the availability of services, equipment or the ability to attract and retain field personnel in these concentrated regions, could result in higher costs or operational delays. Any disruption, limitation or curtailment of operations in these areas, whether due to physical, regulatory or market-driven factors, or any potential difficulties in the marketing of our oil from such properties, could materially and adversely affect our overall performance.

The inability of our significant customers, vendors or other counterparties to meet their obligations to us may adversely affect our financial results.

We are subject to credit risk due to the concentration of our oil and natural gas receivables. The inability or failure of our significant customers, or any purchasers of our production, to meet their payment obligations to us or their insolvency or liquidation could have a material adverse effect on our results of operations. To the extent that purchasers of our production rely on access to the credit or equity markets to fund their operations, there could be an increased risk that those purchasers could default in their contractual obligations to us. If for any reason we were to determine that it was probable that some or all of the accounts receivable from any one or more of the purchasers of our production were uncollectible, we would recognize a charge to earnings of that period for the probable loss and could suffer a material reduction in our liquidity and cash flows.

Further, we are exposed to risks of loss in the event of nonperformance by our vendors and other counterparties. Some of our vendors and other counterparties may be highly leveraged and subject to their own operating and regulatory risks. Many of our vendors and other counterparties finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. The combination of reduction of cash flow resulting from declines in commodity prices and the lack of availability of debt or equity financing may result in a significant reduction in our vendors’ and other counterparties’ liquidity and ability to make payments or perform on their obligations to us. Even if our credit review and analysis mechanisms work properly, we may experience financial losses in our dealings with other parties. Any increase in the nonpayment or nonperformance by our vendors and/or counterparties could adversely affect our business, financial condition, results of operations and cash flows.

We are subject to, and in the future may be subject to additional complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting our operations.

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

Our oil and natural gas development and production operations are also subject to stringent and complex federal, state and local laws and regulations governing the discharge of materials into the environment, worker health and safety aspects of our operations, or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations applicable to our operations, including the acquisition of a permit before conducting regulated drilling activities; the restriction of types, quantities and concentration of materials that can be released into the environment; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands, seismically active areas and other protected areas; the application of specific health and safety criteria addressing worker protection; and the imposition of substantial liabilities for pollution resulting from our operations. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly compliance measures or corrective actions. Further, the Incident (as defined below) or any similar future incidents may result in more stringent permitting obligations and regulation of our properties and other oil and gas activities, including at Beta and elsewhere, particularly relating to environmental, health and safety protection controls, oversight of oil and gas operations and required financial assurance. Regulatory or legislative action may impact the industry as a whole and could be directed specifically towards operators similarly situated to us, which could negatively impact our business. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, the imposition of investigatory or remedial obligations, the suspension or revocation of necessary permits, licenses and authorizations, the requirement that additional pollution controls be installed and, in some instances, the issuance of orders limiting or prohibiting some or all of our operations. We may also experience delays in obtaining or be unable to obtain required permits, which may delay or interrupt our operations and limit our growth and revenue. In addition, the long-term trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment. Thus, our costs of compliance may increase if existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to our operations.

Under certain environmental laws that impose strict as well as joint and several liability, we may be required to remediate contaminated properties currently or formerly owned or operated by us or facilities of third parties that received waste generated by our operations regardless of whether such contamination resulted from the conduct of others or from consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety impacts of our operations. Moreover, public interest in the protection of the environment has increased in recent years. New laws and regulations continue to be enacted, particularly at the state level, resulting in increased costs of doing business and consequently affecting profitability. To the extent laws are enacted, or other governmental action is taken that restricts drilling or imposes more stringent and costly operating, waste handling, disposal and cleanup requirements, our business, prospects, financial condition or results of operations could be materially adversely affected.

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

The prices that we receive for our oil and natural gas production often reflect a regional discount, based on the location of production, to the relevant benchmark prices, such as NYMEX or ICE, that are used for calculating hedge positions. The prices we receive for our production are also affected by the specific characteristics of the production relative to production sold at benchmark prices. For example, our Beta oil typically has a lower gravity, and a portion has higher sulfur content, than oil sold at certain benchmark prices. Therefore, because our oil requires more complex refining equipment to convert it into high value products, it may sell at a discount to those prices. These discounts, if significant, could reduce our cash flows and adversely affect our results of operations and financial condition.

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

Certain carbon dioxide purchase agreements are priced based on our counterparty’s ability to claim federal income tax credits which depend, in part, on our compliance with the requirements of such tax credits. If we are unable to comply with those requirements, or if Congress enacts new legislation, we will face increased payment obligations for carbon dioxide, which will negatively impact our economics.

Internal Revenue Code Section 45Q, and its accompanying Treasury Regulations provide, as relevant to our operations, a federal income tax credit for capturing of carbon oxides (“CO2”) from industrial processes that are used for enhanced oil recovery (the “Section 45Q Credit”). We purchase CO2 from counterparties that are eligible for the Section 45Q Credit provided we use the CO2 for enhanced oil recovery (“EOR”) in compliance with the Section 45Q Credit rules. We have negotiated certain CO2 purchase agreements to allow us to share in the value of the Section 45Q Credit in the form of reduced CO2 pricing.

The availability of the Section 45Q Credit, and associated reductions in our CO2 payments, require ongoing compliance by both us and our supplier with an evolving legal and regulatory regime. If Congress revises the Section 45Q Credit, including with retroactive effect, we, or our CO2 supplier may be unable to realize the Section 45Q Credit benefits. Even if Congress does not revise the Section 45Q Credit, it is possible that we are unable to comply with the existing or modified regulatory regimes. In both instances, we will incur higher CO2 costs, which will negatively impact our economics.

Additionally, if we are unable to utilize CO2 for EOR purposes consistent with the Section 45Q Credit requirements, or the CO2 that we purchase leaks from our EOR wells, we will have an indemnity obligation to our CO2 supplier, which will eliminate the savings to which we would otherwise be entitled.

While we have negotiated our CO2 purchase contracts consistent with the Section 45Q Credit requirements and are undertaking our EOR activities in a manner that we believe enables our CO2 supplier to be eligible for the Section 45Q Credit (and corresponding reduced CO2 pricing), there can be no assurances that the IRS will agree with our positions. Any successful challenge by the IRS would reduce or eliminate the Section 45Q Credit and associated cost savings from our reduced CO2 pricing.

The failure to replace our proved oil reserves could adversely affect our business, financial condition, results of operations, production and cash flows.

Producing oil reservoirs are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Our future oil reserves and production and therefore, our cash flows, are highly dependent on our success in efficiently developing and exploiting our current reserves. Our production decline rates may be significantly higher than currently estimated if our wells do not produce as expected. Further, our decline rate may change when we drill additional wells or make acquisitions. We may not be able to develop, find or acquire additional reserves to replace our current and future production at economically acceptable terms, which would materially and adversely affect our business, financial condition and results of operations.

If we reduce our capital spending in an effort to conserve cash, this would likely result in production being lower than anticipated, and could result in reduced revenues, cash flows from operations and income. Further, if our revenues decrease, as a result of lower oil prices or for any other reason, we may not be able to obtain the capital necessary to sustain our operations.

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

Actual future production, oil prices, revenues, development expenditures, operating expenses and quantities of recoverable reserves will vary from our estimates. Any significant variance could materially affect the estimated quantities and present value of our reserves. In addition, we may adjust our reserve estimates to reflect production history, results of development, existing commodity prices and other factors, many of which are beyond our control.

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

Our drilling activities are subject to many risks, including the risk that we will not discover commercially productive reservoirs. Drilling for oil and natural gas often involves unprofitable efforts, not only from dry holes, but also from wells that are productive but do not produce sufficient oil or natural gas to return a profit at then-realized prices after deducting drilling, operating and other costs. The seismic data and other technologies we use do not allow us to know conclusively prior to drilling a well that oil or natural gas is present or that it can be produced economically. The costs of our development and production activities are subject to numerous uncertainties beyond our control and increases in those costs can adversely affect the economics of a project. Further, our development and production operations may be curtailed, delayed, canceled or otherwise negatively impacted as a result of other factors, including:

●	high costs, shortages or delivery delays of equipment, labor, electrical power or other services;
●	unusual or unexpected geological formations;

●	composition of sour natural gas, including sulfur, carbon dioxide and other diluent content;
●	unexpected operational events and conditions;
●	failure of down hole equipment and tubulars;
●	loss of wellbore mechanical integrity;
●	failure, unavailability or shortage of capacity of gathering and transportation pipelines, or other transportation facilities;
●	human errors, facility or equipment malfunctions and equipment failures or accidents, including acceleration of deterioration of our facilities and equipment due to the highly corrosive nature of sour natural gas;
●	title problems;
●	loss of drilling fluid circulation;
●	hydrocarbon or oilfield chemical spills;
●	fires, blowouts, surface craterings and explosions;
●	surface spills or underground migration due to uncontrollable flows of oil, natural gas, formation water or well fluids;
●	delays imposed by or resulting from compliance with environmental and other governmental or regulatory requirements; and
●	adverse weather conditions and natural disasters.

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

Our business depends in part on pipelines, gathering systems and processing facilities owned by us or others. Any limitation in the availability of those facilities could interfere with our ability to market our oil production.

The marketability of our oil production depends in part on the availability, proximity and capacity of pipelines and other transportation methods, gathering systems and processing facilities owned by third parties. The amount of oil that can be produced and sold is subject to curtailment in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance, excessive pressure, physical damage or lack of contracted capacity on such systems. For example, our ability to produce and sell oil from the Beta properties will depend on the availability of the pipeline infrastructure between platforms as well as the San Pedro Bay Pipeline for delivery of that oil to shore, and any unavailability of that pipeline infrastructure or pipeline could cause us to shut in all or a portion of the production from the Beta properties for the length of such unavailability. Our access to transportation options can also be affected by U.S. federal and state regulation of oil and natural gas production and transportation, general economic conditions and changes in supply and demand. The curtailments arising from these and similar circumstances may last from a few days to several months. In many cases, we are provided with only limited, if any, notice as to when these circumstances will arise and their duration. Any significant curtailment in gathering systems or transportation or processing facility capacity could reduce our ability to market our oil production and harm our business, financial condition, results of operations and cash flows.

Development and production of oil and natural gas in offshore waters have inherent and historically higher risk than similar activities onshore.

Our offshore operations are subject to a variety of operating risks specific to the marine environment, such as a dependence on a limited number of electrical transmission lines, as well as capsizing, collisions and damage or loss from adverse weather conditions. Offshore activities are subject to more extensive governmental regulation than our other oil and natural gas activities. We are vulnerable to the risks associated with operating in the Pacific Outer Continental Shelf, including risks relating to:

●	impacts of climate change and natural disasters such as earthquakes, tidal waves, mudslides, fires and floods;
●	oil field service costs and availability;
●	compliance with environmental and other laws and regulations;
●	third-party marine vessels, such as the anchor dragging incident at Beta in 2021;
●	remediation and other costs resulting from oil spills, releases of hazardous materials and other environmental and natural resource damages; and
●	failure of equipment or facilities.

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

We intend to maintain a portfolio of commodity derivative contracts covering at least 25%- 75%, depending on availability under the Revolving Credit Facility, of our estimated production from proved developed producing reserves over a one-year period at any given point in time. These commodity derivative contracts include natural gas, oil and NGL financial swaps, put options, costless collars, and three-way collars. The prices and quantities at which we enter into commodity derivative contracts covering our production in the future will be dependent upon oil and natural gas prices and price expectations, at the time we enter into these transactions, which may be substantially higher or lower than current or future oil and natural gas prices. Accordingly, our price hedging strategy may not protect us from significant declines in oil, natural gas and NGL prices received for our future production. Many of the derivative contracts to which we will be a party will require us to make cash payments to the extent the applicable index exceeds a predetermined price, thereby limiting our ability to realize the benefit of increases in oil and NGL prices. If our actual production and sales for any period are less than our hedged production and sales for that period (including reductions in production due to operational delays) or if we are unable to perform our drilling activities as planned, we might be forced to satisfy all or a portion of our hedging obligations without the benefit of the cash flow from our sale of the underlying physical commodity, which may materially impact our liquidity.

Many of our properties are in areas that may have been partially depleted or drained.

Many of our properties are in areas that may have already been partially depleted or drained. The owners of leasehold interests lying contiguous or adjacent to or adjoining any of our properties could take actions, such as drilling additional wells that could adversely affect our operations. When a new well is completed and produced, the pressure differential in the vicinity of the well causes the migration of reservoir fluids towards the new wellbore (and potentially away from existing wellbores). As a result, the drilling and production of these potential locations could cause a depletion of our proved reserves and may inhibit our ability to further exploit and develop our reserves.

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

The unavailability or high cost of equipment, supplies and crews could delay our operations, increase our costs and delay forecasted revenue.

Our industry is cyclical, and historically there have been periodic shortages of equipment, supplies and crew. Sustained declines in oil and natural gas prices may reduce the number of service providers for equipment, supplies and crews, contributing to or resulting in shortages. Alternatively, during periods of higher oil and natural gas prices, the demand for equipment, supplies and crews is increased and can lead to shortages of, and increasing costs for, development equipment, supplies, services and personnel. Shortages of, or increasing costs for, experienced development crews and oil field equipment and services could restrict the Company’s ability to drill the wells and conduct the operations that it currently has planned relating to the fields where our properties are located. In addition, some of our operations require supply materials for production, such as CO2, which could become subject to shortages and increased costs. Any delay in the development of new wells or a significant increase in development costs could reduce our revenues and impact our development plan, which would thus affect our financial conduction, results of operations and our cash flows.

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

Under our Revolving Credit Facility, we are required to (i) maintain, as of the date of determination, a maximum total debt to EBITDAX ratio of 3.00 to 1.00, commencing with the fiscal quarter ending March 31, 2026, (ii) maintain a current ratio of not less than 1.00 to 1.00, and (iii) hedge at least 25%−75%, depending on availability under the Revolving Credit Facility, of our estimated production from total proved developed producing reserves. If we were to violate any of the covenants under our Revolving Credit Facility and were unable to obtain a waiver or amendment, it would be considered a default after the expiration of any applicable grace period. If we were in default under our Revolving Credit Facility, then the lenders may exercise certain remedies including, among others, declaring all borrowings outstanding thereunder, if any, immediately due and payable. This could adversely affect our operations and our ability to satisfy our obligations as they come due, because we might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under our Revolving Credit Facility are secured by mortgages on not less than 90% of the PV-9 value of our oil and gas properties together with all or substantially all material midstream assets necessary to operate our proved, developed and producing oil and gas properties, and if we are unable to repay our indebtedness under our Revolving Credit Facility, the lenders could seek to foreclose on our assets.

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

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase.

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

Our Revolving Credit Facility allows us to borrow in an amount up to the borrowing base, which is primarily based on the estimated value of our oil properties and our commodity derivative contracts as determined semi-annually by our lenders in their sole discretion. The borrowing base is subject to redetermination on at least a semi-annual basis primarily based on an engineering report with respect to our estimated oil and NGL reserves, which takes into account the prevailing natural gas, oil and NGL prices at such time, as adjusted for the impact of our commodity derivative contracts. Accordingly, declining commodity prices may have an impact on the amount we can borrow, which could affect our cash flows and ability to execute our business plans. Any further reduction in the borrowing base may affect our business and financing activities, limit our flexibility and management’s discretion in operating our business, and increase the risk that we may default on our debt obligations. In addition, as hedges roll off, the borrowing base is subject to further reduction. Our Revolving Credit Facility requires us to repay any deficiency over a certain period or pledge additional oil and gas properties to eliminate such deficiency within 30 days of notice. If our outstanding borrowings exceed the borrowing base and we are unable to repay the deficiency or pledge additional oil and gas properties to eliminate such deficiency, our failure to repay any of the installments due related to the borrowing base deficiency would constitute an event of default under the Revolving Credit Facility and as such, the lenders could declare all outstanding principal and interest to be due and payable, could freeze our accounts, or foreclose against the assets securing the obligations owed under our Revolving Credit Facility.

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

Moreover, parties concerned about the potential effects of climate change have directed their attention at sources of funding for energy companies, which has resulted in certain financial institutions, funds and other sources of capital, restricting or eliminating their investment in oil and natural gas activities. Some investors, including investment advisors and certain sovereign wealth funds, pension funds, university endowments and family foundations, have stated policies to disinvest in the oil and gas sector based on their social and environmental considerations. Certain investment banks and asset managers based both domestically and internationally have announced that they are adopting climate change guidelines for their banking and investing activities. Institutional lenders who provide financing to energy companies such as ours may be more attentive to sustainable lending practices, and some may elect not to provide traditional energy producers or companies that support such producers with funding. Certain other stakeholders have also pressured commercial and investment banks to stop financing oil and gas production and related infrastructure projects. Such developments, including environmental activism and initiatives aimed at limiting climate change and reducing air pollution, could result in downward pressure on the stock prices of oil and gas companies, including ours. This may also potentially result in a reduction of available capital funding or higher cost of capital for potential development projects, as well as the restriction, delay or cancellation of infrastructure projects and energy production activities, ultimately impacting our future financial results.

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

Governmental authorities exercise considerable discretion in the timing and scope of permit issuance and the public may engage in the permitting process, including through intervention in the courts. Negative public perception could cause the permits we need to conduct our operations to be withheld, delayed, or burdened by requirements that restrict our ability to profitably conduct our business. In addition, various officials and candidates at the federal, state and local levels have made climate-related pledges. More broadly, the enactment of climate change-related policies and initiatives across the market at the corporate level and/or investor community level may in the future result in increases in the Company’s compliance costs and other operating costs and have other adverse effects (e.g., greater potential for governmental investigations or litigation). For further discussion regarding the transition risks posed to us by climate change-related regulations, policies and initiatives, see the discussion below in “—Climate change legislation or regulations restricting emissions of “greenhouse gases,” or GHGs, could result in increased operating costs and reduced demand for the oil and natural gas that we produce, while the physical effects of climate change could disrupt our production and cause us to incur significant costs in preparing for or responding to those effects.”

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

Our operations, projects and growth opportunities require us to have strong relationships with various key stakeholders, including our shareholders, employees, suppliers, customers, local communities and others. We may face pressure from stakeholders, many of whom are focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability while at the same time remaining a successfully operating public company. At the same time, recent political developments could subject the Company to increased risk of criticism or litigation risks from certain “anti-ESG” parties. Such sentiment may focus on the Company’s GHG reduction initiatives, which anti-ESG proponents may assert as unlawful, political or polarizing in nature. If we do not successfully manage expectations across these varied stakeholder interests, it could erode stakeholder trust and thereby affect our brand and reputation. Such erosion of confidence could negatively impact our business through decreased demand and growth opportunities, delays in projects, increased legal action and regulatory oversight, adverse press coverage and other adverse public statements, difficulty hiring and retaining top talent, difficulty obtaining necessary approvals and permits from governments and regulatory agencies on a timely basis and on acceptable terms and difficulty securing investors and access to capital.

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

In August 2022, then-President Biden signed into law the Inflation Reduction Act of 2022. The Inflation Reduction Act includes a methane emissions reduction program that amends the CAA to include a Methane Emissions and Waste Reduction Incentive Program for petroleum and natural gas systems. This program requires the EPA to impose a WEC on certain oil and gas sources that are already required to report under EPA’s Greenhouse Gas Reporting Program. To implement the program, in May 2024, the EPA finalized revisions to the Greenhouse Gas Reporting Program for petroleum and natural gas facilities. The emissions reported under the Greenhouse Gas Reporting Program were set as the basis for any payments under the Methane Emissions Reduction Program. However, petitions for reconsideration to the EPA are pending and litigation in the D.C. Circuit has commenced. In addition, EPA proposed on September 12, 2025 to eliminate or suspend Greenhouse Gas Reporting Program requirements for most industries, with final rules implementing the proposed rollback expected by mid-2026. In November 2024, the EPA finalized a regulation to implement the Inflation Reduction Act’s WEC. However, in January 2025, President Trump issued an executive order directing the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions that are unduly burdensome on the identification, development, or use of domestic energy resources. In addition, in March 2025, President Trump signed Congress’ Joint Resolution of Disapproval of the WEC, and in May 2025, the EPA issued a final rule to remove the WEC regulations from the Code of Federal Regulations. In July 2025, the One Big Beautiful Bill Act delayed the effective date of the WEC until 2034. Consequently, future implementation and enforcement of these rules remain uncertain at this time. Additionally, many of the states have taken legal measures to reduce emissions of GHGs, including through the planned development of GHG emission inventories and/or regional GHGs cap and trade programs. For example, in October 2023, California enacted legislation that will ultimately require certain companies that do business in California to publicly disclose certain climate-related information, including their Scopes 1, 2 and 3 GHG emissions, with third party assurance of such data, and their climate-related financial risks and related mitigation measures with certain disclosures required in 2026. These laws are subject to ongoing legal challenges and certain requirements are currently enjoined. It is unclear how the litigation process and additional legal developments will impact enforceability of these requirements and the timeline and cost of compliance.

The 2007 case Massachusetts v. EPA held that GHGs are air pollutants covered by the Clean Air Act, and that EPA must determine whether certain GHG emissions may reasonably be anticipated to endanger public health or welfare.  In December 2009, EPA issued a final rule stating that current and projected concentrations of carbon dioxide, methane and other GHGs endanger public health and welfare (“2009 Endangerment Finding”). The 2009 Endangerment Finding served as legal support for subsequent EPA Clean Air Act rulemakings that have significantly affected industry operational costs, including New Source Performance Standards and Existing Source Guidelines rules requiring technology investments to detect and reduce methane leaks and emissions from new and existing oil and gas infrastructure. In the 2022 Supreme Court case West Virginia v. EPA, the Court held that EPA lacked clear statutory authority under the Clean Air Act, absent specific and explicit authorization from Congress, to implement an EPA rulemaking that mandated a shift for electricity production from higher greenhouse gas emissions sources to lower emissions sources. In the 2024 Supreme Court case Loper Bright Enters. v. Raimondo, the Court held that courts must independently determine the best reading of a statute, rather than deferring to agency interpretations of ambiguous statutory language. On February 12, 2026, EPA issued a pre-publication copy of a final rule, submitted for publication in the Federal Register, rescinding the 2009 Endangerment Finding on the basis that the 2009 Endangerment Finding exceeded EPA authority, was not supported by specific and explicit authorization from Congress, and did not meet the best reading of the underlying Clean Air Act provision under the West Virginia and Loper Bright holdings. Litigation following the February 2026 final rule publication is expected, and the potential impact of the February 2026 final rule, potential subsequent revisions to existing emission standards, and the outcome of related litigation, including private nuisance litigation, remain uncertain and could affect our operations.

At the international level, in 2015, at COP21 the international community adopted the Paris Agreement, an international treaty aimed at addressing climate change whereby parties agreed to determine national contributions and set GHG emission reduction goals every five years beginning in 2020. However, in January 2025, President Trump issued an executive order directing the immediate notice to the United Nations of the United States’ withdrawal from the Paris Agreement. The withdrawal became effective in January 2026. In January 2026, President Trump announced the United States will also withdraw from the UN Framework Convention on Climate Change. Despite this, various states and local governments have vowed to continue to enact regulations to achieve the goals of the Paris Agreement, and related initiatives are expected to continue.

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

Finally, most scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations. For example, such effects could adversely affect or delay demand for the oil or natural gas produced or cause us to incur significant costs in preparing for or responding to the effects of climatic events themselves. Potential adverse effects could include disruption of our production activities, increases in our costs of operation or reductions in the efficiency of our operations, impacts on our personnel, supply chain, or distribution chain, as well as potentially increased costs for or limited availability of insurance coverages in the aftermath of such effects. Our ability to mitigate the adverse physical impacts of climate change depends in part upon our disaster preparedness and response and business continuity planning. Further, energy needs could increase or decrease as a result of extreme weather conditions depending on the duration and magnitude of any such climate changes. Increased energy use due to weather changes may require us to invest in additional equipment to serve increased demand. A decrease in energy use due to weather changes may affect our financial condition through decreased revenues. The effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and natural gas producing areas, which may cause these conditions to occur with greater frequency or magnify the effects of these conditions.

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

Oil and natural gas producers’ operations, are substantially dependent on the availability of water and the disposal of waste, including produced water and drilling fluids. Restrictions on the ability to obtain water or dispose of waste may impact our operations.

Water is an essential component of oil and natural gas production during the drilling process. Our inability to locate sufficient amounts of water or to dispose of or recycle water used in our development and production operations could adversely impact our operations. Moreover, the imposition of new environmental initiatives and regulations could include restrictions on our ability to conduct certain operations such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the exploration, development or production of natural gas. The Clean Water Act imposes restrictions and strict controls regarding the discharge of produced waters and other natural gas and oil waste into “waters of the United States.” Permits must be obtained to discharge pollutants to such waters and to conduct construction activities in such waters, which include certain wetlands. The Clean Water Act and similar state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of pollutants and unauthorized discharges of reportable quantities of oil and other hazardous substances. State and federal discharge regulations prohibit the discharge of produced water and sand, drilling fluids, drill cuttings and certain other substances related to the natural gas and oil industry into coastal waters. Compliance with current and future environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater and the disposal and recycling of produced water, drilling fluids, and other wastes, may increase our operating costs and cause delays, interruptions or termination of our operations, the extent of which cannot be predicted. In addition, in some instances, the operation of underground injection wells for the disposal of waste has been alleged to cause earthquakes. In some jurisdictions, such issues have led to orders prohibiting continued injection or the suspension of drilling in certain wells identified as possible sources of seismic activity or resulted in stricter regulatory requirements relating to the location and operation of underground injection wells. Any additional orders or regulations addressing concerns about seismic activity from well injection in jurisdictions where we operate could affect our operations. See “Item 1. Business — Environmental, Occupational Health and Safety Matters and Regulations — Water Discharges and Other Waste Discharges & Spills” and “— Hydraulic Fracturing” for an additional description of the laws and regulations relating to the discharge of water and other wastes and hydraulic fracturing that affect us.

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

We are required to post cash collateral, and in the future we may be required to post additional collateral, pursuant to our agreements with sureties under our existing or future bonding arrangements, which may have a material adverse effect on our liquidity and our ability to execute our capital expenditure plan, our ARO plan and comply with our existing debt instruments.

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

We have two escrow funding agreements with certain of our surety providers to fund interest-bearing escrow accounts to reimburse and indemnify the surety providers for any claims arising under the surety bonds related to the decommissioning of our Beta properties. If we fail to comply with our obligations under such escrow agreements, the surety providers may request additional collateral in the form of cash or letters of credit, certificates of deposit or other similar forms of liquid collateral. If we are required to provide additional collateral pursuant to any such request or otherwise, our liquidity position may be negatively impacted, and we may be required to seek alternative financing. To the extent we are unable to secure adequate financing, we may be forced to reduce our capital expenditures in the current year or future years, may be unable to execute our asset retirement obligation plan or may be unable to comply with our existing debt instruments. If we are unable or unwilling to provide additional collateral, we may have to pursue alternate bonding arrangements with other sureties. See Note 7, “Asset Retirement Obligations” and Note 17, “Commitments and Contingencies — Supplemental Bond for Decommissioning Liabilities Trust Agreement” of the Notes to Consolidated Financial Statements included under Part II, “Item 8. Financial Statements and Supplementary Data,” in this Annual Report for additional information.

Certain U.S. federal income tax deductions currently available with respect to oil and natural gas exploration and production may be eliminated as a result of future legislation.

From time to time, legislation has been proposed that would, if enacted into law, make significant changes to U.S. tax laws, including certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. Such proposed legislative changes have included, but have not been limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, or IDCs, (iii) the elimination of the deduction for certain domestic production activities and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether any of the foregoing or similar proposals will be considered and enacted as part of future tax reform legislation and if enacted, how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and natural gas exploration and development and any such change could have an adverse effect on the Company’s financial position, results of operations and cash flows.

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

Any failure to maintain effective internal control over financial reporting could impair the reliability of our financial statements, which in turn could harm our business, impair investor confidence in the accuracy and completeness of our financial reports and our access to the capital markets and cause the price of our Common Stock to decline and subject us to regulatory penalties.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), and for evaluating and reporting on that system of internal control. Our ICFR is a process designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer of the Company, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. As a public company, we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act, which requires us to furnish annually a report by management on the effectiveness of our ICFR.

As part of our ongoing monitoring and assessment of internal controls for the year ended December 31, 2025, we discovered a material weakness in our internal controls related to the lack of the appropriate control processes and activities to sufficiently mitigate for changes in personnel with the necessary technical and accounting knowledge, experience, and training that requires remediation. The Company assessed the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this assessment, because of the effect of the material weakness, the Company’s management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025, based on the criteria set forth under the COSO Framework.

While the material weakness did not result in any identified misstatements to the financial statements and there were no changes to previously released financial results, effective internal controls and disclosure controls and procedures are necessary for us to provide reliable financial reports and disclosures to shareholders, to prevent fraud and to operate successfully as a public company. For additional information, see “Item 9A. Controls and Procedures.” While we intend to remediate the material weakness in 2026, there can be no assurance that we will be able to successfully complete the remediation within the contemplated timeline.

We will continue to periodically test and update, as necessary, our internal control systems, including our financial reporting controls. However, our actions may not be sufficient to result in an effective internal control environment, and if we fail to implement and maintain effective ICFR, our ability to accurately and timely report our financial results could be impaired, which could result in late filings of our periodic reports under the Exchange Act, restatements of our consolidated financial statements, suspension or delisting of our Common Stock from the NYSE. Such events could harm our business, cause investors to lose confidence in the accuracy and completeness of our reported financial information, cause the trading price of our shares of Common Stock to decline, limit our access to the capital markets or other financing sources and subject us to investigations, enforcement actions or regulatory penalties.

The operation of our business leverages IT infrastructure across our offices and facilities, and our business systems may (i) be susceptible to errors, shutdowns, sufficiency issues, or technical difficulties, (ii) experience security incidents impacting the integrity of sensitive data processed thereby, and (iii) be subject to evolving and potentially burdensome legal compliance requirements, including requirements around data privacy and security and the use of artificial intelligence technologies.

We may be subject to data protection, privacy, cybersecurity and/or other information security laws and regulations in the jurisdictions in which they do business (collectively, “Privacy Laws”). Compliance with the applicable Privacy Laws may require adhering to stringent legal and operational requirements, which could increase compliance costs for us and require the dedication of additional time and resources to compliance for such entities which may increase over time. A failure to comply with such Privacy Laws could result in fines, sanctions or other penalties, which could materially and adversely affect the results of operations and overall business, as well as our reputation. Our operations will be impacted by a growing movement to adopt comprehensive privacy and data protection laws, where such laws generally focus on privacy as an individual right.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.CYBERSECURITY

Our cybersecurity strategy is risk-based and is designed to reduce the likelihood and impact of cyber threats through prevention, detection, analysis, response, and resiliency. Our risk management processes include technical controls, policy enforcement mechanisms, continuous monitoring, contractual arrangements, use of third-party tools and services, and management oversight to assess, identify, and manage risks from cybersecurity threats. We implement controls to protect Company information (including the information of our customers and other third parties), our information systems, our business operations, and our products and services. However, our financial, accounting, data processing, portfolio monitoring, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control.

We have adopted security control principles primarily based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) and, where applicable to our operational technology (OT) environment, ISA/IEC 62443. We also leverage industry and government associations, third party benchmarking, internal and external Company audit results, threat intelligence feeds, and similar resources to inform our cybersecurity processes and resource allocation. We consume threat intelligence from multiple vendors including our cyber insurance partners and integrate those insights into our monitoring, detection, and response workflows.

Our information security program includes physical, administrative, and technical safeguards, and plans and procedures designed to help us timely and effectively respond to cybersecurity threats or incidents, including those involving third-party service providers that have access to our systems or data or that support critical business operations. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cybersecurity threats or incidents. Cybersecurity threats or incidents are considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. The result of these cybersecurity threats or incidents may include disrupted operations, including the ability to make distributions, misstated or unreliable financial data, failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to investors (and the beneficial owners of investors), liability for stolen assets or information, regulatory penalties, increased cyber security protection and insurance costs, litigation and damage to business relationships, reputational damage, and increased costs associated with mitigation of damages and remediation. Through our cybersecurity risk management process overseen by the Amplify Information Technology Steering Committee (the “Steering Committee”) we continuously monitor vulnerabilities and potential attack vectors and evaluate the potential operational and financial effects of cyber threats and of the countermeasures we implement to defend against them. This process is integrated into the Company’s overall Risk Management Program, and our Cyber Incident Response planning is integrated into our Business Continuity Program. In addition, we engage independent third-party consultants on a routine basis to assess, enhance, implement, and monitor our cybersecurity risk management program and to support incident response.

We conduct regular Company-wide awareness activities, including monthly cybersecurity training and weekly phishing simulations, and we run tabletop exercises and targeted, role-based modules for higher risk users. The results of these activities, along with key risk indicators and program metrics, are reviewed by management and shared with oversight bodies.

Our Steering Committee was established to further strengthen our cybersecurity risk management activities across the Company, including the prevention, detection, mitigation and remediation of cybersecurity incidents. The Steering Committee has primary management oversight responsibility for assessing and managing risks from cybersecurity threats and is responsible for developing and coordinating enterprise cybersecurity policies and strategies and for providing guidance to key management and oversight bodies. Our Vice President of Information Technology, who has nearly two decades of information technology and cybersecurity risk management experience, serves as the chair of the Steering Committee. The Steering Committee includes senior executives and managers, with significant risk management expertise, from multiple areas of the business. The Steering Committee meets quarterly and reports to senior management regarding the progress of specific cybersecurity objectives. Cross-enterprise action teams will be formed, as needed, to manage and implement key decisions of the Steering Committee. A strong partnership exists between our information technology, finance, operations, internal audit, and legal departments for the purpose of addressing identified issues in a timely manner and reporting incidents as required.

The Nominating & Governance Committee, which is comprised entirely of independent directors, has primary responsibility for oversight of our initiatives, policies, and performance regarding risk management matters, including information security, cybersecurity, business continuity, and data protection and privacy. The Committee generally meets at least quarterly and, together with members of senior management, reviews assessments of cyber risks, the threat landscape, and our risk mitigation and governance strategies. The Nominating & Governance Committee and senior management brief the full board of directors of the Company, as appropriate, on cybersecurity matters discussed during committee meetings.

Management has established processes to assess the materiality of cybersecurity incidents, considering operational, financial, legal/regulatory, and reputational impacts, and to determine whether a series of otherwise immaterial incidents is material in the aggregate. These processes support timely disclosure and reporting under applicable SEC rules.

While some of our third-party service providers have experienced cybersecurity incidents and have experienced threats to their data and systems, as of the date of this Annual Report, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect us. Similarly, we intend to periodically evaluate and/or adjust internal policies governing our use of artificial intelligence technologies and our compliance with applicable data privacy laws and regulations. However, we face certain ongoing risks from cybersecurity threats, that, if realized, may, among other things, cause material disruptions to our operations, which may materially affect us, including our business strategy, results of operations, and/or financial condition. For more information about these risks, see the risk factor titled, “Our business could be negatively affected by security threats, including cybersecurity threats, destructive forms of protest and opposition by activists and other disruptions” under Item 1A of Part I of this Annual Report.

ITEM 2.PROPERTIES

Information regarding our properties is contained in “Item 1. Business — Our Areas of Operation” and “—Our Oil and Natural Gas Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Results of Operations” contained herein.

ITEM 3.LEGAL PROCEEDINGS

We are and may be, from time to time, party to various legal proceedings, government investigations and environmental proceedings. In addition, from time to time, we receive communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which we operate. Information pertaining to legal proceedings is described in Note 17, “Commitments and Contingencies — Litigation and Environmental” of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report, which is incorporated herein by reference.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is listed on the NYSE under the trading symbol “AMPY” and has been trading since August 7, 2019.

As of February 28, 2026, we had 41,265,055 shares of our Common Stock outstanding. As of February 28, 2026, we had twenty-two record holders of our Common Stock, based on information provided by our transfer agent.

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

Issuer Purchases of Equity Securities

The following sets forth information with respect to the Company’s repurchases of shares of its Common Stock during the fourth quarter of 2025.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
			Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased	Paid per Share	or Programs	Plans or Programs (1)
				(In thousands)
Common Shares Repurchased (1)
October 1, 2025 - October 31, 2025	3,020	$5.19	—	n/a
November 1, 2025 - November 30, 2025	51,569	$4.89	—	n/a
December 1, 2025 - December 31, 2025	92,153	$5.09	—	n/a
(1)	Common shares are generally net-settled by shareholders to cover the required withholding tax upon vesting. The Company repurchased the remaining vesting shares on the vesting date at current market price. See Note 12, “Equity-based Awards” of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report, which is incorporated herein by reference.

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

Our assets have historically consisted primarily of producing oil and natural gas properties located in Oklahoma, the Rockies (“Bairoil”), federal waters offshore Southern California (“Beta”), East Texas/North Louisiana, and the Eagle Ford (Non-op). During 2025, we completed several divestiture transactions, including the sale of our non-operated Eagle Ford assets in July 2025, our East Texas/North Louisiana assets in December 2025 and our Oklahoma assets in December 2025. As of the date of this Annual Report, our remaining properties consist solely of Bairoil and Beta.

Production and Operation Update

Total production for the Company in 2025 was composed of approximately 45% oil, 39% natural gas and 16% NGLs compared to 43% oil, 39% natural gas and 18% NGLs in 2024. The change in our oil production was primarily related to the development of wells at Beta. We had a decrease of 10% in oil and natural gas sales primarily due to lower volumes and decrease in oil prices. Average realized sales price per Boe was $38.03 for 2025 compared to $39.61 for 2024.

Our estimated proved reserves decreased to 38.1 MMBoe in 2025 compared to 93.0 MMBoe in 2024. The decrease was primarily due to 53.2 MMBoe for divestitures reserves. In addition, the change in reserves were impacted by changes in commodity prices, partially offset by upward reserves revisions due to performance, and reserve additions due to new locations specifically related to Beta.

As of December 31, 2025, we are the operator of record for properties containing 100% of our total estimated proved reserves.

Recent Developments

Reduction in Force

During the fourth quarter of 2025 and throughout the first quarter of 2026, certain employees were impacted by a workforce reduction resulting in the involuntary termination of 36 employees across the Company. The Company recorded $6.8 million of severance expense for the year ended December 31, 2025, which is included in “general and administrative expense” in the Company’s Consolidated Statement of Operations.

Amended Revolving Credit Facility

On December 31, 2025, OLLC entered into the Borrowing Base Redetermination, Commitment Increase and Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”), among OLLC, Amplify Acquisitionco LLC, the guarantors party thereto, the lenders party thereto and Citizens Bank, N.A., as administrative agent for the lenders. The Second Amendment amends the Amended and Restated Credit Agreement, dated July 31, 2023 (as amended, the “Credit Agreement”), to, among other things: (i) set the Borrowing Base to $25.0 million, with elected commitments of $15.0 million and (ii) extend the maturity date under the Credit Agreement to December 31, 2028. We had no amounts outstanding at December 31, 2025.

Revolution Purchase and Sale Agreement

On November 4, 2025, Amplify Oklahoma Operating LLC, a Delaware limited liability company and indirect, wholly owned subsidiary of the Company (“Amplify Oklahoma”), Magnify Energy Services LLC, a Delaware limited liability company and indirect, wholly owned subsidiary of the Company (“Magnify” and, together with Amplify Oklahoma, the “Revolution Sellers”) and OLLC, for certain limited purposes, entered into a purchase and sale agreement (the “Revolution Purchase and Sale Agreement”) with Revolution Resources III, LLC, a Delaware limited liability company (“Revolution”), pursuant to which the Revolution Sellers sold to Revolution certain assets of the Revolution Sellers, which include, among other things, the Revolution Sellers’ right, title and interest in and to certain specified oil and gas properties and equipment within or related to certain designated lands in Oklahoma (the “Revolution Asset Sale”) for a cash purchase price of $92.5 million, subject to estimated post-closing adjustments under the Revolution Purchase and Sale Agreement. The Revolution Asset Sale closed on December 29, 2025, with an effective date of October 1, 2025. We received net proceeds of $88.7 million from the Revolution Asset Sale. The proceeds from the divestiture were used to reduce borrowings under our Revolving Credit Facility. In connection with this transaction, we performed an assessment of the fair value of the net book value and determined that the assets were impaired, and as such, we recorded impairment expense of $34.0 million to write down those assets to the estimated purchase price less cost to sell.

EQV Purchase and Sale Agreement

On October 28, 2025, OLLC and Magnify (together with OLLC, the “EQV Sellers”), entered into a purchase and sale agreement (as subsequently amended, the “EQV Purchase and Sale Agreement”) with EQV Alpha LLC, a Delaware limited liability company (“Alpha”), pursuant to which the EQV Sellers sold to Alpha certain assets of the EQV Sellers, which include, among other things, the EQV Sellers’ right, title and interest in and to certain specified oil and gas properties and equipment within or related to certain designated lands in East Texas and Louisiana (the “EQV Asset Sale”) for a cash purchase price of $122.0 million, subject to estimated post-closing adjustments under the EQV Purchase and Sale Agreement. The EQV Asset Sale closed on December 23, 2025, with an effective date of October 1, 2025. We received net proceeds of $111.6 million from the EQV Asset Sale. The proceeds from the divestiture were used to reduce borrowings under our Revolving Credit Facility.

East Texas Haynesville Monetization

On October 2, 2025, the Company entered into a purchase and sale agreement to sell its remaining interest in certain units with rights in the Cotton Valley and Haynesville basins in Harrison County, Texas, generating $5.3 million in net proceeds from the transactions. The sale closed on October 24, 2025, with an effective date of October 1, 2025.

Other 2025 Developments

Other 2025 Divestitures

In July 2025, we closed a transaction to divest our non-operated Eagle Ford assets for a total purchase price of $23.0 million, excluding $1.9 million of final post-closing adjustments, resulting in a final adjusted purchase price of $21.1 million. In connection with this transaction, we performed an assessment of the fair value of the net book value and determined that the assets were impaired, and as such, we recorded impairment expense of $8.4 million to write down those assets to the estimated purchase price less cost to sell.

Throughout 2025, we had other divestitures where we sold certain rights and interests in the Cotton Valley and Haynesville basins generating approximately $7.8 million in net proceeds from such transactions.

Leadership Changes

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

In connection with the transition of Mr. Willsher’s role, the Company and Mr. Willsher entered into a Transition and Separation Agreement (the “Transition Agreement”), effective as of the Transition Date. Pursuant to the terms of the Transition Agreement, Mr. Willsher served as Special Advisor to the Company until December 31, 2025.

Appointment of Chief Executive Officer and Director

On July 21, 2025, the Board appointed Mr. Daniel Furbee, previously the Company’s Senior Vice President and Chief Operating Officer, to Chief Executive Officer and as a member of the Board, effective as of the Transition Date. In connection with Mr. Furbee’s appointment as Chief Executive Officer, Mr. Furbee and the Company entered into a performance-based restricted stock units award agreement.

Appointment of President and Chief Financial Officer

On July 21, 2025, the Board appointed Mr. James Frew, previously the Company’s Senior Vice President and Chief Financial Officer, to President and Chief Financial Officer, effective as of the Transition Date.

Appointment of Vice President and Chief Accounting Officer

On November 14, 2025, Mr. Eric Dulany and the Company mutually agreed Mr. Dulany’s tenure as Vice President and Chief Accounting Officer would end, effective immediately. Mr. Dulany’s departure did not result from any disagreement with the Company, the Company’s management or the Board. On November 14, 2025, the Board appointed Ms. Natasha France, to serve as Vice President and Chief Accounting Officer of the Company, effective immediately.

Termination of Contemplated Merger with Juniper Capital

On January 14, 2025, the Company entered into an Agreement and Plan of Merger, as subsequently amended (the “Merger Agreement”) with Amplify DJ Operating LLC, a Delaware limited liability company and indirect wholly owned subsidiary of the Company (“First Merger Sub”), Amplify PRB Operating LLC, a Delaware limited liability company and indirect wholly owned subsidiary of Amplify Energy (“Second Merger Sub”), North Peak Oil & Gas, LLC, a Delaware limited liability company (“NPOG”), Century Oil and Gas Sub-Holdings, LLC, a Delaware limited liability company (“COG” and, together with NPOG, the “Acquired Companies”), and, solely for the limited purposes set forth in the Merger Agreement, Juniper Capital Advisors, L.P. (“Juniper Capital”) and the Specified Company Entities set forth on Annex A thereto, pursuant to which, at the effective time of the Contemplated Mergers (as defined below), it was contemplated that (i) NPOG would merge with and into First Merger Sub, with NPOG surviving the merger as an indirect, wholly owned subsidiary of the Company and (ii) COG would merge with and into Second Merger Sub, with COG surviving the merger as an indirect, wholly owned subsidiary of the Company, in each case, subject to the terms and conditions of the Merger Agreement (clauses (i) and (ii), together, the “Contemplated Mergers”).

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

The oil produced from our onshore properties is a combination of sweet and sour oil, which varies by location. This oil is typically sold at the NYMEX-WTI price, adjusted for quality and transportation differential, depending primarily on location and purchaser. The oil produced from our offshore properties is heavy and sour oil and was sold based on refiners’ posted prices for ICE Brent for the year ended December 31, 2025.

Price Volatility. In the past, oil and natural gas prices have been extremely volatile, and we expect this volatility to continue. The following table shows the low and high commodity future index prices for the periods indicated:

	High	Low
For the Year Ended December 31, 2025:
NYMEX-WTI oil future price range per Bbl	$80.04	$55.27
NYMEX-Henry Hub natural gas future price range per MMBtu	$5.29	$2.70
ICE Brent oil future price range per Bbl	$82.03	$58.92

Commodity Derivative Contracts. Our hedging activities are intended to support oil, natural gas and NGL prices at targeted levels and to manage our exposure to commodity price fluctuations. The covenants in our Revolving Credit Facility require us to enter into commodity derivative contracts at times and on terms desired to maintain a portfolio of commodity derivative contracts covering at least 25%−75%, depending on availability under the Revolving Credit Facility, of our estimated production from proved developed producing reserves over a one-year period at any given point of time. We may, however, from time-to-time hedge more or less than this approximate range. Additionally, we may take advantage of opportunities to modify our commodity derivative portfolio to change the percentage of our hedged production volumes when circumstances suggest that it is prudent to do so. The current market conditions may also impact our ability to enter into future commodity derivative contracts.

Principal Components of Cost Structure

●	Lease operating expense. These are the day-to-day costs incurred to maintain production of our oil, natural gas, and NGLs. Such costs include utilities, direct labor, water injection and disposal, the cost of CO2 injection, chemicals, materials and supplies, compression, repairs and workover expenses. Cost levels for these expenses can vary based on supply and demand for oilfield services and activities performed during a specific period.
●	Gathering, processing and transportation. These are costs incurred to deliver production of our oil, natural gas, and NGLs to the market. Cost levels of these expenses can vary based on the volume of oil, natural gas, and NGLs production.
●	Taxes other than income. These consist of production, ad valorem, NOx credits, and franchise taxes. Production taxes are paid on produced oil, natural gas, and NGLs based on a percentage of market prices and at fixed per unit rates established by federal, state or local taxing authorities. We take advantage of credits and exemptions in the various taxing jurisdictions where we operate. Ad valorem taxes are generally tied to the valuation of the oil and natural gas properties. Franchise taxes are privilege taxes levied by states that are imposed on companies, including limited liability companies and partnerships, which gives the businesses the right to be chartered or operate within that state.
●	Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) includes the systematic expensing of the capitalized costs incurred to acquire, exploit and develop oil and natural gas properties. As a “successful efforts” company, all costs associated with acquisition and development efforts and all successful exploration efforts are capitalized, and these costs are depleted using the units of production method.
●	Impairment expense. Proved properties are impaired whenever the net carrying value of the properties exceed their estimated undiscounted future cash flows. Unproved properties are impaired based on time or geologic factors.
●	General and administrative expense. These costs include overhead, including payroll and benefits for certain employees, costs of maintaining headquarters, costs of managing production and development operations, compensation expenses associated with certain long-term incentive-based plans, audit and other professional fees and legal compliance expenses.
●	Interest expense, net. Historically, we have financed a portion of our working capital requirements, capital development and acquisitions with borrowings under our Revolving Credit Facility. We incur interest expense that is affected by both fluctuations in interest rates and financing decisions. These costs also include capitalized interest, the amortization and write off of deferred financing costs and the amortization of surety bonds.
●	Income tax expense. We are a corporation subject to federal and certain state income taxes.

Outlook

Based on our current plans, our capital expenditure program for the full year 2026 is expected to be approximately $45.0 million to $65.0 million. Our capital expenditure program for 2026 is allocated among our remaining properties with 97% allocated to Beta and 3% allocated to Bairoil. The charts below detail the allocation of capital by investment type based on the midpoint of our 2026 capital expenditure range.

2026 CAPEX by Investment

As has been our historical practice, we will periodically review our capital expenditures throughout the year and may adjust the budget based on commodity prices and other factors. We anticipate funding our 2026 capital program from internally generated cash flow and cash on hand.

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

Derivative Financial Instruments. Our commodity derivative financial instruments are used to reduce the impact of oil and natural gas price fluctuations. We record our derivative instrument in the balance sheet as either an asset or liability measured at its fair value. Changes in the derivative’s fair value are recognized currently in earnings as we have not elected hedge accounting for any of our derivative positions. Significant changes to the market value of derivative instruments due to the volatility of oil and natural gas prices can have an impact on our financial condition and results of operations.

Contingencies Accounting. A provision for legal, environmental and other contingent matters is charged to expense when the loss is probable and the cost or range of cost can be reasonably estimated. Judgment is often required to determine when expenses should be recorded for legal, environmental and contingent matters. Although we are insured against various risks to the extent we believe is prudent, there is no assurance that the nature and amount of such insurance will be adequate, in every case, to indemnify us against liabilities arising from future legal proceedings.

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

We believe contingencies accounting is a critical accounting estimate because we must assess the probability of the loss related to the contingency.

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

Results of Operations

The results of operations for the years ended December 31, 2025 and 2024 have been derived from our Consolidated Financial Statements.

Factors Affecting the Comparability of the Historical Financial Results

●	The sale of our non-operated Eagle Ford assets in July 2025 for $23.0 million, excluding $1.9 million of final post-closing adjustments, resulting in a final adjusted purchase price of $21.1 million.
●	The sale of all of our assets located in East Texas/North Louisiana in December 2025 for $122.0 million, subject to estimated post-closing adjustments.
●	The sale of all of our assets located in Oklahoma in December 2025 for $92.5 million, subject to estimated post-closing adjustments.
●	Other sales of interest in certain units with rights in the Cotton Valley and Haynesville basins during 2025 for $13.6 million.

As a result of the factors listed above, the historical results of operations and period-to-period comparisons of these results and certain financial data may not be comparable or indicative of future results.

The table below summarizes certain of the results of operations and period-to-period comparisons for the periods indicated.

	For the Year Ended
	December 31,
	2025	2024

	($ In thousands)
Oil and natural gas sales	$256,097	$282,992
Other revenues	7,264	11,689
Lease operating expense	141,324	142,950
Gathering, processing and transportation	17,795	18,427
Taxes other than income	15,870	20,895
Depreciation, depletion and amortization	32,484	32,586
Impairment expense	42,450	—
General and administrative expense	52,056	35,895
Loss (gain) on commodity derivative instruments	(28,397)	2,047
Pipeline incident loss	2,423	3,859
(Gain) loss on sale of properties	(99,548)	(1,367)
Interest expense, net	15,577	14,599
Income tax (expense) benefit - current	1,377	(232)
Income tax (expense) benefit - deferred	(18,248)	(2,196)
Net income (loss)	43,968	12,946

Oil and natural gas revenues:
Oil sales	$182,764	$220,380
NGL sales	21,379	26,789
Natural gas sales	51,954	35,823
Total oil and natural gas revenues	$256,097	$282,992

Production volumes:
Oil (MBbls)	3,008	3,060
NGLs (MBbls)	1,067	1,278
Natural gas (MMcf)	15,948	16,836
Total (MBoe)	6,733	7,144
Average net production (MBoe/d)	18.4	19.5

Average realized sales price (excluding commodity derivatives):
Oil (per Bbl)	$60.76	$72.01
NGL (per Bbl)	20.03	20.96
Natural gas (per Mcf)	3.26	2.13
Total (per Boe)	$38.03	$39.61

Average unit costs per Boe:
Lease operating expense	$20.99	$20.01
Gathering, processing and transportation	2.64	2.58
Taxes other than income	2.36	2.92
General and administrative expense	7.73	5.02
Depletion, depreciation and amortization	4.82	4.56

For the year ended December 31, 2025 compared to the year ended December 31, 2024

Net income of $44.0 million compared to net income of $12.9 million was recorded for the year ended December 31, 2025 and 2024, respectively.

Oil, natural gas and NGL revenues were $256.1 million and $283.0 million for the year ended December 31, 2025 and 2024, respectively. Average net production volumes were approximately 18.4 MBoe/d and 19.5 MBoe/d for the year ended December 31, 2025 and 2024, respectively. The average realized sales price was $38.03 per Boe and $39.61 per Boe for the year ended December 31, 2025 and 2024, respectively. The change in average realized sales price was due to lower realized sales prices for oil, partially offset by higher realized sales prices for natural gas.

Other revenues were $7.3 million and $11.7 million for the year ended December 31, 2025 and 2024, respectively. For the year ended December 31, 2025, other revenues consisted of iodine sales of $2.7 million and service revenues of $4.1 million with respect to our wholly owned subsidiary, Magnify Energy Services (“Magnify”). For the year ended December 31, 2024, other revenues consisted of iodine sales of $2.4 million, and service revenues of $3.1 million for Magnify. Additionally, for the year ended December 31, 2024, we recorded a revenue suspense release of $4.8 million.

Lease operating expense was $141.3 million and $143.0 million for the year ended December 31, 2025 and 2024, respectively. The change in lease operating expense was primarily due to the divestiture of our non-operated Eagle Ford assets and lower electricity and CO2 costs at Bairoil starting in the fourth quarter, partially offset by increased workover expense at Beta. On a per Boe basis, lease operating expense was $20.99 and $20.01 for the year ended December 31, 2025 and 2024, respectively.

Gathering, processing and transportation expenses were $17.8 million and $18.4 million for the year ended December 31, 2025 and 2024, respectively. On a per Boe basis, gathering, processing and transportation expenses were $2.64 and $2.58 for the year ended December 31, 2025 and 2024, respectively. The decrease in gathering, processing and transportation expense was primarily driven by lower volumes.

Taxes other than income were $15.9 million and $20.9 million for the year ended December 31, 2025 and 2024, respectively. On a per Boe basis, taxes other than income were $2.36 and $2.92 for the year ended December 31, 2025 and 2024, respectively. The change in taxes other than income was primarily related to a reduction in production taxes due to lower volumes, the divestiture of our non-operated Eagle Ford assets, lower year-over-year revenues and a decrease in waste emission charges.

DD&A expense was $32.5 million and $32.6 million for the year ended December 31, 2025 and 2024, respectively.

General and administrative expense was $52.1 million and $35.9 million for the year ended December 31, 2025 and 2024, respectively. The change in general and administrative expense is primarily related to (i) an increase of $8.3 million in acquisition and divestiture costs, (ii) an increase of $1.5 million in stock compensation expense; (iii) an increase of $1.1 million in bad debt expense, (iv) an increase of $6.4 million in severance expense and (v) an increase of $0.9 million in legal expense; partially offset by (i) a decrease of $1.0 million in salaries and other payroll benefits, and (ii) a decrease of $0.3 million in professional services.

Acquisition and divestiture related expenses included in general and administrative expenses included the following for the periods indicated below (in thousands):

	For the Year Ended
	December 31,
	2025	2024
Cost incurred related to the contemplated merger with Juniper Capital	$2,769	$1,383
Cost incurred related to the EQV Asset Sale and the Revolution Asset Sale	5,399	—
Other acquisition and divestitures expenses	1,722	250
	$9,890	$1,633

Net loss (gain) on commodity derivative instruments for the year ended December 31, 2025 was a gain of $28.4 million which consisted of a $12.2 million increase in the fair value of open positions and $16.8 million in cash settlements received on expired positions, partially offset by $0.6 million in cash settlements paid on terminated derivative instruments. Net losses on commodity derivative instruments of $2.0 million were recognized for the year ended December 31, 2024, and consisted of a $20.5 million decrease in the fair value of open positions, partially offset by $0.8 million of cash settlements received on terminated derivative instruments and $17.6 million in cash settlements received on expired positions.

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

Pipeline incident loss was $2.4 million and $3.9 million for the year ended December 31, 2025 and 2024. The $2.4 million reflects certain expenses not expected to be recovered under an insurance policy. See Note 17 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

(Gain) loss on sale of properties was a gain of ($99.5) million and ($1.4) million for the year ended December 31, 2025 and 2024. See additional information discussed in Note 4 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Interest expense, net was $15.6 million and $14.6 million for the year ended December 31, 2025 and 2024, respectively. The change was primarily related to $1.5 million for write-off of deferred issuance costs.

Average outstanding borrowings under our Revolving Credit Facility were $124.9 million and $120.9 million for the year ended December 31, 2025 and 2024, respectively.

Current income tax (expense) benefit was $1.4 million and ($0.2) million for the year ended December 31, 2025 and 2024, respectively. See additional information discussed in Note 18 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Deferred income tax benefit (expense) was ($18.2) million and ($2.2) million for the year ended December 31, 2025 and 2024, respectively. See additional information discussed in Note 18 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

For the year ended December 31, 2024 compared to the year ended December 31, 2023

Information related to the comparison of our discussion of the results of operations for the year ended December 31, 2024, compared to the year ended December 31, 2023, is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”) filed with the SEC and is incorporated by reference into this Annual Report.

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

Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss)

	For the Year Ended
	December 31,
	2025	2024

	(In thousands)
Net (loss) income	$43,968	$12,946
Unrealized loss (gain) on commodity derivative instruments	(12,235)	20,457
Acquisition and divestiture-related expenses	9,890	1,633
Impairment expense	42,450	—
Non-recurring costs:
(Gain) loss on sale of properties	(99,548)	(1,367)
Tax effect of adjustments (1)	9,914	(56)
Adjusted net income (loss)	$(5,561)	$33,613
(1)	The federal statutory rates were utilized for all periods presented.

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

Reconciliation of Net Income (Loss) to Adjusted EBITDA

	For the Year Ended
	December 31,
	2025	2024

	(In thousands)
Net income (loss)	$43,968	$12,946
Interest expense, net	15,577	14,599
Income tax expense (benefit) - current	(1,377)	232
Income tax expense (benefit) - deferred	18,248	2,196
Impairment expense	42,450	—
DD&A	32,484	32,586
Accretion of AROs	8,861	8,438
Loss (gain) on commodity derivative instruments	(28,397)	2,047
Cash settlements (paid) received on expired commodity derivative instruments	16,784	17,617
(Gain) loss on sale of properties	(99,548)	(1,367)
Share-based compensation expense	8,292	6,799
Acquisition and divestiture related expenses	9,890	1,633
Severance payments	6,814	—
Amortization of gain associated with terminated commodity derivatives	636	159
Pipeline incident loss	2,423	3,859
Loss on settlement of AROs	1,070	470
Exploration costs	32	61
Bad debt expense	1,188	80
Other	800	686
Adjusted EBITDA(1)	$80,195	$103,041
(1)	Adjusted EBITDA includes a revenue suspense release of $0.4 million and $8.4 million for the year ended December 31, 2025 and 2024, respectively.

Reconciliation of Net Cash from Operating Activities to Adjusted EBITDA

	For the Year Ended
	December 31,
	2025	2024

	(In thousands)
Net cash provided by operating activities	$49,200	$51,293
Changes in working capital	(3,561)	32,272
Interest expense, net	15,577	14,599
(Gain) loss on sale of property	—	(1,367)
Acquisition and divestiture related expenses	9,890	1,633
Pipeline incident loss	2,423	3,859
Severance payments	6,814	—
Plugging and abandonment cost	2,344	1,640
Amortization and write-off of deferred financing fees	(2,676)	(1,233)
Cash settlements paid (received) on terminated derivatives	93	(793)
Amortization of gain associated with terminated commodity derivatives	636	159
Income tax expense (benefit) - current	(1,377)	232
Exploration costs	32	61
Other	800	686
Adjusted EBITDA(1)	$80,195	$103,041
(1)	Adjusted EBITDA includes a revenue suspense release of $0.4 million and $8.4 million for the year ended December 31, 2025 and 2024, respectively.

Liquidity and Capital Resources

Overview. During the year ended December 31, 2025, we significantly enhanced our liquidity position primarily through the completion of several divestitures. Proceeds from these transactions materially strengthened our cash position and enabled us to fully repay all outstanding borrowings under our Revolving Credit Facility. As a result of these actions, we ended the year with approximately $60.7 million in cash and cash equivalents on December 31, 2025.

The divestitures reduced our ongoing capital requirements and streamlined our operating profile, which we believe positions us with greater financial flexibility. Following the payoff of the debt facility, we no longer have any outstanding borrowings.

Our ability to finance our operations, including funding capital expenditures and acquisitions, to meet our indebtedness obligations, to refinance our indebtedness or to meet our collateral requirements will depend on our ability to generate cash in the future. Our primary sources of liquidity and capital resources have historically been cash flows generated by operating activities, borrowings under our Revolving Credit Facility, and equity and debt capital markets. However, future cash flows are subject to a number of variables, including the level of our oil and natural gas production and the prices we receive for our oil and natural gas production, and significant additional capital expenditures will be required to more fully develop our properties. We cannot assure you that operations and other needed capital will be available on acceptable terms, or at all. We anticipate funding our 2026 capital program from cash on hand and internally generated cash flow but retain the flexibility to utilize borrowings under debt facilities available to us, and/or to access the debt and equity capital markets. As we pursue reserve and production growth, we plan to monitor which capital resources, including equity and debt financings, are available to us to meet our future financial obligations, planned capital expenditure activities and liquidity requirements.

Based on our current oil price expectations, we believe our cash flows provided by operating activities and availability under our Revolving Credit Facility will provide us with the financial flexibility necessary to meet our cash requirements, including normal operating needs, and to pursue our currently planned 2026 development activities. We believe that existing cash and cash equivalents, any positive cash flows from operations and available borrowings under our Revolving Credit Facility will be sufficient to support working capital, capital expenditures and other cash requirements for at least the next 12 months and, based on our current expectations, for the foreseeable future thereafter.

Termination of Contemplated Merger with Juniper Capital. In connection with the Contemplated Mergers, on April 25, 2025, pursuant to Section 8.1(a) of the Merger Agreement, the Company and the Acquired Companies entered into the Termination Agreement to terminate the Merger Agreement, effective immediately. In accordance with the terms of the Termination Agreement, the Company made a cash payment to the Acquired Companies in lieu of any termination fee which might have otherwise been payable pursuant to the Merger Agreement in the amount of $800,000 as payment for certain of the Acquired Companies’ expenses. The Company incurred professional fees and expenses of approximately $3.6 million and $1.4 million for the year ended December 31, 2025 and 2024, respectively, in connection with the Contemplated Mergers and the Termination. For additional information regarding the Termination, see Notes 4 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Capital Markets. We do not currently anticipate any near-term capital markets activity, but we will continue to evaluate the availability of public debt and equity for funding potential future growth projects and acquisition activity.

Hedging. Commodity hedging has been and remains an important part of our strategy to reduce cash flow volatility. Our hedging activities are intended to support oil prices at targeted levels and to manage our exposure to commodity price fluctuations. We intend to enter into commodity derivative contracts at times and on terms desired to maintain a portfolio of commodity derivative contracts covering at least 25%−75%, depending on availability under the Revolving Credit Facility, of our estimated production from total proved developed producing reserves over a one-year period at any given point of time. We may, however, from time to time, hedge more or less than this approximate amount. Additionally, we may take advantage of opportunities to modify our commodity derivative portfolio to change the percentage of our hedged production volumes when circumstances suggest that it is prudent to do so. The current market conditions may also impact our ability to enter into future commodity derivative contracts.

We evaluate counterparty risks related to our commodity derivative contracts and trade credit. Should any of these financial counterparties not perform, we may not realize the benefit of some of our hedges under lower commodity prices. Non-performance by a customer could also result in losses.

Capital Expenditures. Our total capital expenditures were approximately $82.3 million for the year ended December 31, 2025, which were primarily related to the development program at Beta and non-operated drilling and completion activities in East Texas and the Eagle Ford.

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

As of December 31, 2025, we had working capital (excluding commodity derivatives) of $57.1 million primarily as the result of (i) a cash and cash equivalents balance of $60.7 million, (ii) an accounts receivable balance of $30.1 million and (iii) prepaid expenses and other current assets balance of $24.4 million, partially offset by (i) an accrued liabilities balance of $34.5 million, (ii) an accounts payable balance of $17.9 million, and (iii) a revenues payable balance of $5.6 million.

Debt Agreements

Revolving Credit Facility. On December 31, 2025, OLLC, as borrower, amended the Revolving Credit Facility with Citizens Bank, as administrative agent to, among other things: (i) set the Borrowing Base to $25.0 million with elected commitments of $15.0 million and (ii) extend the maturity date under the Credit Agreement to December 31, 2028. At December 31, 2025, the Company had no loans outstanding under the Revolving Credit Facility.

As of December 31, 2025, we had approximately $15.0 million of available borrowings under our Revolving Credit Facility.

As of December 31, 2025, we were in compliance with all the financial (current ratio and total leverage ratio) and non-financial covenants associated with our Revolving Credit Facility.

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

Lease Obligations. We have operating leases for office and warehouse spaces, office equipment, compressors and surface rentals related to our business obligations. As of December 31, 2025, our future commitments under these contracts were $1.4 million in 2026, $1.0 million in 2027, $0.7 million in 2028, $0.7 million in 2029 and $0.4 million thereafter. See Note 13 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report for additional information.

Sinking fund payments. We have a funding requirement to fund a trust account to comply with supplemental regulatory bonding requirements related to our decommissioning obligations for our Beta production facilities. As of December 31, 2025, our future commitments under this agreement were $9.0 million per year for years 2026 through 2033. See Note 17 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report for additional information.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for the years ended December 31, 2025 and 2024, have been derived from our Consolidated Financial Statements. For information regarding the individual components of our cash flow amounts, see the Statements of Consolidated Cash Flows included under “Item 8. Financial Statements and Supplementary Data” contained herein.

	For the Year Ended
	December 31,
	2025	2024

	(In thousands)
Net cash provided by operating activities	$49,200	$51,293
Net cash provided by (used in) investing activities	141,298	(82,034)
Net cash provided by (used in) financing activities	(129,832)	9,995

For the year ended December 31, 2025 compared to the year ended December 31, 2024

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes, and operating costs. Net cash provided by operating activities was $49.2 million and $51.3 million for the year ended December 31, 2025 and 2024, respectively. Production volumes decreased to 18.4 MBoe/d in 2025 from 19.5 MBoe/d in 2024, and the average realized sales price decreased to $38.03 per Boe in 2025 from $39.61 per Boe in 2024. The change in realized sales price was due to lower realized sales prices for oil, partially offset by higher realized sales prices for natural gas.

Net cash provided by operating activities for the year ended December 31, 2025 included $16.8 million of cash received on expired derivative instruments, partially offset by $0.1 million of cash payments on terminated derivatives instruments compared to $17.6 million of cash received on expired derivative instruments and $0.8 million of cash received on terminated derivatives instruments for the year ended December 31, 2024. For the year ended December 31, 2025, we had a net gain on commodity derivative instruments of $28.4 million compared to a net loss of $2.0 million for the year ended December 31, 2024.

In addition, the Company paid $2.0 million pursuant to a settlement with PHMSA. See Note 17 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Investing Activities. Net cash provided by investing activities for the year ended December 31, 2025 was $141.3 million, of which $84.3 million was used for additions to oil and natural gas properties and $1.0 million was used for additions to other property and equipment. Net cash used in investing activities for the year ended December 31, 2024, was $82.0 million, of which $72.2 million was used for additions to oil and natural gas properties and $1.1 million used for additions to other property and equipment.

During 2025, the Company generated significant investing cash inflows from asset divestitures. These transactions included the sale of certain rights, title, and interests in East Texas assets for net proceeds of $13.6 million; the divestiture of non‑operated working interests in the Eagle Ford for net proceeds of $23.0 million; the divestiture of all our East Texas/North Louisiana assets for net proceeds of $111.6 million; and the divestiture of all our Oklahoma assets for net proceeds of $88.7 million.

For the year ended December 31, 2024, in East Texas we sold some undeveloped acreage recognizing a gain of $1.4 million.

Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with our offshore Beta properties. Additions to restricted investments were $10.2 million for the year ended December 31, 2025 compared to $10.1 million for the year ended December 31, 2024.

Financing Activities. We had net repayments under our Revolving Credit Facility of $127.0 million for the year ended December 31, 2025, compared to net borrowings of $12.0 million for the year ended December 31, 2024.

For the year ended December 31, 2024 compared to the year ended December 31, 2023

Information related to the comparison of our discussion of the cash flows for the year ended December 31, 2024 compared to the year ended December 31, 2023, is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of our 2024 Form 10-K filed with the SEC and is incorporated by reference into this Annual Report.

Capital Requirements

See “— Outlook” for additional information regarding our capital spending program for 2026.

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

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of the Company, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer of the Company, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon this evaluation the principal executive officer and principal financial officer of the Company have concluded that, because of the effect of the material weakness described below, our disclosure controls and procedures were not effective as of December 31, 2025.

Notwithstanding this material weakness, our management concluded that our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer of the Company, the Company assessed the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this assessment, because of the effect of the material weakness described below, the Company’s management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025, based on the criteria set forth under the COSO Framework.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has concluded that the Company lacked the appropriate control processes and activities to sufficiently mitigate for changes in personnel with the necessary technical and accounting knowledge, experience, and training. This material weakness remains unremediated as of December 31, 2025.

The control deficiency has not resulted in a material error or misstatements to our financial statements or the need to revise any previously published financial results. However, the control deficiency could have resulted in a misstatement of one or more account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected, and accordingly, we determined that the control deficiency constitutes a material weakness.

Deloitte & Touche LLP has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2025. The report, which expressed an adverse opinion as stated in the report, is contained herein under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Controls Over Financial Reporting

Other than the material weakness described above, there were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are undertaking the remediation actions described below to remediate the material weakness that exists as of December 31, 2025.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2 to this Annual Report.

Remediation Efforts to Address Material Weakness

Our management is committed to maintaining a strong internal control environment. In response to the identified material weakness above, management, with the oversight of the audit committee of the Board, is taking comprehensive actions to remediate the above material weakness. Our remediation plans include the following:

●	Strengthening documentation for management’s interpretation of technical accounting treatment; and
●	Enhancing training and providing additional support for all participants in the accounting processes.

We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the material weakness expeditiously. The material weakness will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Amplify Energy Corp.

Opinion on Internal Control Over Financial Reporting

We have audited the internal control over financial reporting of Amplify Energy Corp. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated March 9, 2026, expressed an unqualified opinion on those financial statements.

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

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment:

The Company lacked the appropriate control processes and activities to sufficiently mitigate for changes in personnel with the necessary technical and accounting knowledge, experience, and training.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2025, of the Company, and this report does not affect our report on such financial statements.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

March 9, 2026

ITEM 9B.OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement relating to the 2026 Annual Meeting of Stockholders of Amplify Energy Corp. (the “Proxy Statement”) that is expected to be held in the second quarter of 2026.

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

Exhibit Index

Exhibit Number		Description

2.1##	—

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

2.3##	—

Purchase and Sale Agreement, dated July 1, 2025, by and between Amplify Energy Operating LLC and Murphy Exploration & Production Company – USA (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-35512) filed on July 1, 2025).

2.4##	—

Purchase and Sale Agreement, dated October 28, 2025, among Amplify Energy Operating LLC, Magnify Energy Services LLC and EQV Alpha LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-35512) filed on October 29, 2025).

2.5*	—	Closing Agreement and First Amendment to the Purchase and Sale Agreement, dated December 23, 2025, among Amplify Energy Operating LLC, Magnify Energy Services LLC and EQV Alpha LLC.

2.6##	—

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

10.3	—

Borrowing Base Redetermination, Commitment Increase and Second Amendment to Amended and Restated Credit Agreement, dated December 31, 2025 by and among Amplify Energy Operating LLC, Amplify Acquisitionco LLC, the guarantors party thereto, the lenders party thereto and Citizens Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-35512) filed on December 31, 2025).

10.4#	—	Amplify Energy Corp. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 (File No. 333-279868) filed on May 31, 2024).

10.5#	—	Form of 2024 TRSU Award Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K (File No.001-35512) filed on March 7, 2024).

10.6#	—	Form of 2024 PRSU Award Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K (File No.001-35512) filed on March 7, 2024).

10.7#	—	Form of 2024 TRSU Award Agreement (2024 EIP) (incorporated by reference to Exhibit 10.2 to the Company’s Quarter Report on Form 10-Q (File No.001-33512) filed on August 7, 2024).

10.8#	—	Form of 2024 PRSU Award Agreement (2024 EIP) (incorporated by reference to Exhibit 10.3 to the Company’s Quarter Report on Form 10-Q (File No.001-33512) filed on August 7, 2024).

10.9#	—	Form of 2025 TRSU Award Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K (File No.001-33512) filed on March 5, 2025).

10.10#	—	Form of 2025 PRSU Award Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K (File No.001-33512) filed on March 5, 2025).

10.11*#	—	Form of 2026 TRSU Award Agreement.

10.12*#	—	Form of 2026 PRSU Award Agreement.

10.13	—

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

Exhibit Number		Description

10.16#	—

Employment Agreement, dated November 1, 2023, by and between Amplify Energy Corp., Amplify Energy Services LLC and Eric Willis (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35512) filed on November 6, 2023.

10.17	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 8-K (File No. 001-35512) filed on August 6, 2019).

10.18	—

Cooperation Agreement, dated as of May 16, 2025, by and among Amplify Energy Corp., Clint Coghill, Stoney Lonesome

HF LP and The Drake Helix Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-35512) filed on May 19, 2025).

19.1	—	Insider Trading Policy and Other Restrictions on Trading (incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K (File. No. 001-35512) filed on March 5, 2025).

21.1*	—	List of Subsidiaries of Amplify Energy Corp.

23.1*	—	Consent of Cawley, Gillespie and Associates, Inc.

23.2*	—	Consent of Deloitte & Touche LLP.

31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1*	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	—	Amplify Energy Corp. Clawback Policy (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K (File No. 001-35512) filed on March 7, 2024).

99.1*	—	Report of Cawley, Gillespie and Associates, Inc.

101.INS*	—	Inline XBRL Instance Document

101.SCH*	—	Inline XBRL Schema Document

101.CAL*	—	Inline XBRL Calculation Linkbase Document

101.DEF*	—	Inline XBRL Definition Linkbase Document

101.LAB*	—	Inline XBRL Labels Linkbase Document

101.PRE*	—	Inline XBRL Presentation Linkbase Document

104*	—	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed or furnished as an exhibit to this Annual Report on Form 10-K.
#	Management contract or compensatory plan or arrangement.
##	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

ITEM 16.Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amplify Energy Corp.
(Registrant)

Date: March 9, 2026	By:	/s/ James Frew
	Name:	James Frew
	Title:	President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Name	Title (Position with Amplify Energy Corp.)	Date

/s/ Dan Furbee	Chief Executive Officer	March 9, 2026
Dan Furbee	(Principal Executive Officer)

/s/ James Frew	President and Chief Financial Officer	March 9, 2026
James Frew	(Principal Financial Officer)

/s/ Natasha France	Vice President and Chief Accounting Officer	March 9, 2026
Natasha France	(Principal Accounting Officer)

/s/ Christopher W. Hamm	Chairman and Director	March 9, 2026
Christopher W. Hamm

/s/ Deborah G. Adams	Director	March 9, 2026
Deborah G. Adams

/s/ Clint Coghill	Director	March 9, 2026
Clint Coghill

/s/ Todd R. Snyder	Director	March 9, 2026
Todd R. Snyder

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMPLIFY ENERGY CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Amplify Energy Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Amplify Energy Corp. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2026, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s significant judgments and assumptions related to oil and natural gas reserves included the following, among others:

●	We tested the design and implementation and operating effectiveness of controls related to the Company’s estimation of proved oil and natural gas reserve quantities.
●	We evaluated the Company’s best estimate of future production by:
●	Comparing the Company’s best estimate of future production to historical production volumes.
●	Assessing the reasonableness of the production volume decline curves by comparing to historical decline curve estimates.
●	We evaluated the reasonableness of management’s estimates and assumptions related to converting proved undeveloped reserves to producing oil and natural gas properties within five years, by performing the following:
●	Comparing historical conversions of proved undeveloped reserves into proved developed reserves to management’s forecasts of conversions.
●	Comparing management’s forecasts to the Company’s drilling plan and the availability of capital relative to the drilling plan.
●	Evaluating whether the forecasted date of development for the proved undeveloped locations are within five years of their original booking date.
●	Reviewing the internal development plan approved by management and the Board of Directors.
●	•We evaluated the experience, qualifications and objectivity of management’s expert, an independent reserve engineering firm.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

March 9, 2026

We have served as the Company’s auditor since 2020.

AMPLIFY ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding shares)

	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$60,666	$—
Accounts receivable, net (see Note 14)	30,141	39,713
Short-term derivative instruments	15,429	6,385
Prepaid expenses and other current assets	24,358	25,679
Total current assets	130,594	71,777
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	388,920	942,981
Support equipment and facilities	154,954	150,511
Other	9,601	11,478
Accumulated depreciation, depletion and amortization	(364,534)	(718,752)
Property and equipment, net	188,941	386,218
Long-term derivative instruments	3,425	233
Restricted investments	40,241	29,993
Operating lease - long term right-of-use asset	2,998	4,540
Deferred tax asset	233,334	251,600
Other long-term assets	1,367	2,715
Total assets	$600,900	$747,076

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$17,901	$13,231
Revenues payable	5,638	11,494
Accrued liabilities (see Note 14)	34,518	43,413
Total current liabilities	58,057	68,138
Long-term debt (see Note 9)	—	127,000
Asset retirement obligations	72,376	129,700
Operating lease liability	2,568	3,683
Other long-term liabilities	9,176	9,643
Total liabilities	142,177	338,164
Commitments and contingencies (see Note 17)
Stockholders' equity (deficit):
Preferred stock, $0.01 par value: 50,000,000 shares authorized; no shares issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Warrants, warrants issued and outstanding at December 31, 2024	—	—
Common stock, $0.01 par value: 250,000,000 shares authorized; 40,719,957 and 39,795,138 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	407	399
Additional paid-in capital	445,816	439,981
Accumulated deficit	12,500	(31,468)
Total stockholders' equity (deficit)	458,723	408,912
Total liabilities and equity	$600,900	$747,076

See Accompanying Notes to Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Year Ended
	December 31,
	2025	2024
Revenues:
Oil and natural gas sales	$256,097	$282,992
Other revenues	7,264	11,689
Total revenues	263,361	294,681

Costs and expenses:
Lease operating expense	141,324	142,950
Gathering, processing and transportation	17,795	18,427
Taxes other than income	15,870	20,895
Depreciation, depletion and amortization	32,484	32,586
Impairment expense	42,450	—
General and administrative expense	52,056	35,895
Accretion of asset retirement obligations	8,861	8,438
Loss (gain) on commodity derivative instruments	(28,397)	2,047
Pipeline incident loss	2,423	3,859
(Gain) loss on sale of properties	(99,548)	(1,367)
Other, net	1,103	531
Total costs and expenses	186,421	264,261
Operating income (loss)	76,940	30,420
Other income (expense):
Interest expense, net	(15,577)	(14,599)
Other income (expense)	(524)	(447)
Total other income (expense)	(16,101)	(15,046)
Income (loss) before income taxes	60,839	15,374
Income tax (expense) benefit - current	1,377	(232)
Income tax (expense) benefit - deferred	(18,248)	(2,196)
Net income (loss)	43,968	12,946

Allocation of net income (loss) to:
Net income (loss) available to common stockholders	41,601	12,324
Net income (loss) allocated to participating securities	2,367	622
Net income (loss) available to Amplify Energy Corp.	$43,968	$12,946

Earnings (loss) per share: (See Note 11)
Basic and diluted earnings (loss) per share	$1.03	$0.31
Weighted average common shares outstanding:
Basic and diluted	40,391	39,655

See Accompanying Notes to Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$43,968	$12,946
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	32,484	32,586
Impairment expense	42,450	—
Loss (gain) on derivative instruments	(28,397)	2,047
Cash settlements (paid) received on expired derivative instruments	16,784	17,616
Cash settlements received (paid) on terminated derivative instruments	(93)	793
Deferred income tax expense (benefit)	18,248	2,196
Accretion of asset retirement obligations	8,861	8,438
(Gain) loss on sale of properties	(99,548)	—
Share-based compensation (see Note 12)	8,293	6,799
Settlement of asset retirement obligations	(1,274)	(1,170)
Amortization and write-off of deferred financing costs	2,676	1,233
Bad debt expense	1,188	80
Changes in operating assets and liabilities:
Accounts receivable	8,120	(697)
Prepaid expenses and other assets	758	(7,561)
Payables and accrued liabilities	(5,523)	(24,013)
Other	205	—
Net cash provided by operating activities	49,200	51,293
Cash flows from investing activities:
Additions to oil and gas properties	(84,334)	(72,226)
Additions to other property and equipment	(976)	(1,118)
Additions to restricted investments	(10,249)	(10,057)
Proceeds from the EQV Asset Sale	111,604	—
Proceeds from the Revolution Asset Sale	88,654	—
Proceeds from the sale of other oil and natural gas properties	36,599	1,367
Net cash provide by (used in) investing activities	141,298	(82,034)
Cash flows from financing activities:
Advances on Revolving Credit Facility	126,000	117,000
Payments on Revolving Credit Facility	(253,000)	(105,000)
Deferred financing costs	(382)	(136)
Shares withheld for taxes	(2,450)	(1,869)
Net cash provide by (used in) financing activities	(129,832)	9,995
Net change in cash and cash equivalents	60,666	(20,746)
Cash and cash equivalents, beginning of period	—	20,746
Cash and cash equivalents, end of period	$60,666	$—

See Accompanying Notes to Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Stockholders' Equity
		Additional	Accumulated
	Common	Paid-in	Earnings
	Stock	Capital	(Deficit)	Total
Balance at December 31, 2023	$393	$435,095	$(44,452)	$391,036
Net income (loss)	—	—	12,946	12,946
Share-based compensation expense	—	6,761	38	6,799
Shares withheld for taxes	—	(1,869)	—	(1,869)
Other	6	(6)	—	—
Balance at December 31, 2024	399	439,981	(31,468)	408,912
Net income (loss)	—	—	43,968	43,968
Share-based compensation expense	—	8,293	—	8,293
Shares withheld for taxes	—	(2,450)	—	(2,450)
Other	8	(8)	—	—
Balance at December 31, 2025	$407	$445,816	$12,500	$458,723

See Accompanying Notes to Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

General

Amplify Energy Corp. (“Amplify Energy,” “Amplify,” or the “Company”), is a publicly traded Delaware corporation, in which our common stock, par value of $0.01 per share (“Common Stock”), is listed on the New York Stock Exchange (the “NYSE”), under the symbol “AMPY.”

The Company operates in one reportable segment engaged in the acquisition, development, exploitation and production of oil and natural gas properties. The Company’s management evaluates performance based on one reportable business segment as there are not different economic environments within the operation of our oil and natural gas properties.

The Company assets have historically consisted primarily of producing oil and natural gas properties located in Oklahoma, the Rockies (“Bairoil”), federal waters offshore Southern California (“Beta”), East Texas/North Louisiana and the Eagle Ford (non-op). The Company divested its assets in Oklahoma, East Texas/North Louisiana and the Eagle Ford (non-op) during the year ended December 31, 2025. See Note 4 for additional information related to the divestitures. The Company’s oil and natural gas properties were located in large, mature oil and natural gas reservoirs. The Company’s properties historically consisted primarily of operated and non-operated working interests in producing and undeveloped leasehold acreage and working interests in identified producing wells.

As of the date of this 2025 Annual Report on Form 10-K, the Company properties consist of its Bairoil and Beta oil producing properties. The oil properties are located in mature oil reservoirs. As of December 31, 2025, we are the operator of record for properties containing 100% of our total estimated proved reserves.

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

Oil and natural gas are sold to a variety of purchasers, including intrastate and interstate pipelines or their marketing affiliates and independent marketing companies. Accounts receivable from joint operations are from a number of oil and natural gas companies, individuals and others who own interests in the properties operated by the Company. Generally, operators of crude oil and natural gas properties have the right to offset future revenues against unpaid charges related to operated wells, minimizing the credit risk associated with these receivables. An allowance for doubtful accounts is recorded after all reasonable efforts have been exhausted to collect or settle the amount owed. Any amounts outstanding longer than the contractual terms are considered past due. The Company recorded $2.9 million and $1.7 million, respectively, as an allowance for doubtful accounts at December 31, 2025 and 2024.

If the Company was to lose any one of its customers, the loss could temporarily delay the production and the sale of oil and natural gas in the related producing region. If it were to lose any single customer, the Company believes that a substitute customer to purchase the impacted production volumes could be identified.

The following individual customers each accounted for 10% or more of total reported revenues for the period indicated:

	For the Year Ended
	December 31,
	2025	2024
Major customers:
Phillips 66	28%	33%
HF Sinclair Corporation (formerly: Sinclair Oil & Gas Company)	21%	25%
Southwest Energy LP	n/a %	10%

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

There were no material capitalized exploratory drilling costs pending evaluation at December 31, 2025 and 2024.

Oil and Natural Gas Reserves

The estimates of proved oil and natural gas reserves utilized in the preparation of the Consolidated Financial Statements are estimated in accordance with the rules established by the SEC and the Financial Accounting Standards Board (“FASB”). These rules require that reserve estimates be prepared under existing economic and operating conditions using a trailing 12-month average price with no provision for price and cost escalations in future years except by contractual arrangements. The development of the Company’s oil and natural gas reserve quantities requires management to make significant estimates and assumptions related to the intent and ability to complete undeveloped proved reserves within a five-year development period, as prescribed by SEC guidelines. Additionally, none of the Company’s PUDs are scheduled to be developed on a date more than five years from the date the reserves were initially booked as PUD as prescribed by the SEC guidelines. PUDs are converted from undeveloped to developed as applicable wells begin production. We engaged Cawley, Gillespie and Associates, Inc. (“CG&A”), our independent reserve engineers, to prepare our reserves estimates for all of the Company’s estimated proved reserves at December 31, 2025 and 2024.

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

Restricted Investments

Restricted investment accounts fund certain long-term asset retirement obligations and collateralize certain regulatory bonds associated with the Beta oil and gas properties. These investments are classified as held-to-maturity and such investments are stated at amortized cost. Interest earned on these investments is included in interest expense, net in the Consolidated Statements of Operations. These restricted investments may consist of money market deposit accounts and U.S. Government securities. See Note 8 and Note 17 for additional information.

Debt Issuance Costs

Debt issuance costs are recorded in other long-term assets line item on the balance sheet and amortized over the term of the associated debt using the straight-line method, which generally approximates the effective yield method. Amortization expense, including write-off of debt issuance costs, for the years ended December 31, 2025 and 2024 was approximately $2.7 million and $1.2 million, respectively, as reflected in interest expense, net in the Consolidated Statements of Operations.

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

During the year, the Company recorded impairment charges related to certain oil and natural gas properties that were identified for sale in connection with our divestiture activities. In accordance with ASC 360, the Company evaluated these assets for recoverability once management committed to a plan to sell them. Based on this evaluation, the Company determined that the carrying amounts of the assets were not recoverable and exceeded their estimated fair values. Fair value was estimated using a discounted cash flow model that incorporated management’s best estimates of the expected sales prices, timing of disposal, and other market‑based assumptions available at the time of the assessment. The expected sales prices represented the primary input to the fair value determination, as they reflected the amounts the Company reasonably anticipated to receive in an orderly transaction between market participants.

As a result of this analysis, the Company recognized impairment charges to reduce the carrying values of the assets to their estimated fair values less costs to sell. The assets subject to impairment were subsequently sold during the year, and the recognized impairment charges aligned the carrying values with the expected economic outcomes of the sales. The Company recorded an impairment expense of $42.5 million for the year ended December 31, 2025. No impairment expense was recorded for the year ended December 31, 2024.

Unproved oil and natural gas properties are reviewed for impairment based on time or geologic factors. Information such as drilling results, reservoir performance, seismic interpretation or future plans to develop acreage is also considered. When unproved property investments are deemed to be impaired, the expense is reported in impairment expense. No impairment expense related to the Company’s unproved properties was recorded for the years ended December 31, 2025 and 2024.

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

The Company recognizes a tax (expense) benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination by taxing authorities, based on the technical merits of the position. The tax benefit recorded is equal to the largest amount that is greater than 50% likely to be realized through effective settlement with a taxing authority. As of December 31, 2025, the Company has no uncertain tax positions.

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

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

New Accounting Pronouncements

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

	For the Year Ended
	December 31,
	2025	2024

	(in thousands)
Revenues
Oil	$182,764	$220,380
NGLs	21,379	26,789
Natural gas	51,954	35,823
Oil and natural gas sales	$256,097	$282,992

Contract Balances

Under its sales contracts, the Company invoices customers once its performance obligations have been satisfied, at which point payment is unconditional. Accordingly, its contracts do not give rise to contract assets or liabilities. Accounts receivable attributable to the Company’s revenue contracts with customers were $23.0 million and $28.5 million at December 31, 2025 and 2024, respectively.

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

Note 4. Acquisitions and Divestitures

2025 Divestitures

Revolution Purchase and Sale Agreement

On November 4, 2025, Amplify Oklahoma Operating LLC, a Delaware limited liability company and indirect, wholly owned subsidiary of the Company (“Amplify Oklahoma”), Magnify (together with Amplify Oklahoma, the “Revolution Sellers”) and OLLC, for certain limited purposes, entered into a purchase and sale agreement (the “Revolution Purchase and Sale Agreement”) with Revolution Resources III, LLC, a Delaware limited liability company (“Revolution”), pursuant to which the Revolution Sellers sold to Revolution certain assets of the Revolution Sellers, which include, among other things, the Revolution Sellers’ right, title and interest in and to certain specified oil and gas properties and equipment within or related to certain designated lands in Oklahoma (the “Revolution Asset Sale”) for a cash purchase price of $92.5 million, subject to estimated post-closing adjustments under the Revolution Purchase and Sale Agreement. The Revolution Asset Sale closed on December 29, 2025, with an effective date of October 1, 2025. For the year ended December 31, 2025, the Company recorded a loss of $2.3 million in “(gain) loss on sale of properties” in the Company’s Consolidated Statement of Operations. The Company recognized an impairment expense of approximately $34.0 million for the year ended December 31, 2025 in connection with the divestiture. The proceeds from the Revolution Asset Sale were used to reduce borrowings under our Revolving Credit Facility. Upon the asset sale, the Company no longer holds any assets in Oklahoma. This disposition did not qualify as discontinued operation.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EQV Purchase and Sale Agreement

On October 28, 2025, OLLC and Magnify Energy Services LLC, a Delaware limited liability company and indirect, wholly owned subsidiary of the Company (“Magnify” and together with OLLC, the “EQV Sellers”), entered into a purchase and sale agreement (the “EQV Purchase and Sale Agreement”) with EQV Alpha LLC, a Delaware limited liability company (“Alpha”), pursuant to which the EQV Sellers sold to Alpha certain assets of the EQV Sellers, which include, among other things, the EQV Sellers’ right, title and interest in and to certain specified oil and gas Properties and Equipment (each as defined in the EQV Purchase and Sale Agreement) within or related to certain designated lands in East Texas and Louisiana (the “EQV Asset Sale”) for a cash purchase price of $122.0 million, subject to estimated post-closing adjustments under the EQV Purchase and Sale Agreement. The EQV Asset Sale closed on December 23, 2025, with an effective date of October 1, 2025. For the year ended December 31, 2025, the Company recorded a gain of $87.1 million in “(gain) loss on sale of properties” in the Company’s Consolidated Statement of Operations. The proceeds from the EQV Asset Sale were used to reduce borrowings under our Revolving Credit Facility. Upon the asset sale, the Company no longer holds any assets in East Texas/North Louisiana. This disposition did not qualify as discontinued operation.

Sale of Non-Operated Eagle Ford Assets

On July 1, 2025, OLLC entered into a definitive agreement (the “Purchase and Sale Agreement”) with Murphy Exploration & Production Company – USA, a Delaware corporation (“Buyer”), the existing operator of the majority of OLLC’s Assets (as defined in the Purchase and Sale Agreement), pursuant to which OLLC sold to Buyer all of OLLC’s Assets, which include, among other things, OLLC’s right, title and interest in and to certain specified oil and gas Properties, Contracts, Equipment and Production (each, as defined in the Purchase and Sale Agreement) within or related to certain designated lands in Karnes County, Texas, for an aggregate cash purchase price of $23.0 million, excluding $1.9 million final post-closing adjustments, resulting in a final adjusted purchase price of $21.1 million (the “ Eagle Ford Asset Sale”). The Eagle Ford Asset Sale closed simultaneously with the execution and delivery of the Purchase and Sale Agreement on July 1, 2025. The Purchase and Sale Agreement became effective as of June 15, 2025. For the year ended December 31, 2025, the Company recorded a gain of $1.2 million in “(gain) loss on sale of properties” in the Company’s Consolidated Statement of Operations. The Company recognized an impairment expense of approximately $8.4 million for the year ended December 31, 2025 in connection with the divestiture. Upon the asset sale, the Company no longer holds any assets in the Eagle Ford. This disposition did not qualify as discontinued operation.

East Texas Haynesville Monetization

On January 15, 2025, the Company sold 90% of its interest in certain units with rights in the Cotton Valley and Haynesville basins in Harrison County, Texas and purchased a 10% interest in adjacent acreage, generating $6.3 million in net proceeds from the transactions. These transactions also established an area of mutual interest with the counterparty covering 10,000 gross acres. The Company retained a 10% working interest in the units it divested and purchased a 10% working interest in the counterparty’s acreage. The net proceeds received from the purchase and sale transactions of $6.3 million, which is classified as a gain in the “(gain) loss on sale of properties” in the Company’s Consolidated Statement of Operations.

On May 1, 2025, the Company sold 90% of its interest in three units with rights in the Haynesville basin in Panola and Shelby Counties, Texas to a third party. Amplify retained a 10% working interest in the units it divested. The net proceeds from the transaction of $1.5 million which is classified as a gain in the “(gain) loss on sale of properties” in the Company’s Consolidated Statement of Operations.

On October 2, 2025, the Company entered into a purchase and sale agreement to sell its remaining interest in certain units with rights in the Cotton Valley and Haynesville basins in Harrison County, Texas, generating $5.3 million in net proceeds from the transaction, which is classified as a gain in the “(gain) loss on sale of properties” in the Company’s Consolidated Statement of Operations. The sale closed on October 24, 2025 and had an effective date of October 1, 2025.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contemplated Merger with Juniper Capital

On January 14, 2025, the Company entered into an Agreement and Plan of Merger, as subsequently amended (the “Merger Agreement”) with Amplify DJ Operating LLC, a Delaware limited liability company and indirect wholly owned subsidiary of the Company (“First Merger Sub”), Amplify PRB Operating LLC, a Delaware limited liability company and indirect wholly owned subsidiary of Amplify Energy (“Second Merger Sub”), North Peak Oil & Gas, LLC, a Delaware limited liability company (“NPOG”), Century Oil and Gas Sub-Holdings, LLC, a Delaware limited liability company (“COG” and, together with NPOG, the “Acquired Companies”), and, solely for the limited purposes set forth in the Merger Agreement, Juniper Capital Advisors, L.P. (“Juniper Capital”) and the Specified Company Entities set forth on Annex A thereto, pursuant to which, at the effective time of the Contemplated Mergers (as defined below), it was contemplated that (i) NPOG would merge with and into First Merger Sub, with NPOG surviving the merger as an indirect, wholly owned subsidiary of the Company and (ii) COG would merge with and into Second Merger Sub, with COG surviving the merger as an indirect, wholly owned subsidiary of the Company, in each case, subject to the terms and conditions of the Merger Agreement (clauses (i) and (ii), together, the “Contemplated Mergers”).

On April 25, 2025, pursuant to Section 8.1(a) of the Merger Agreement, the Company and the Acquired Companies entered into a mutual termination agreement (the “Termination Agreement”) to terminate the Merger Agreement (the “Termination”), effective immediately. As a result of the Termination Agreement, the Merger Agreement is of no further force and effect.

2024 Divestitures

During the year ended December 31, 2024, the Company sold certain rights, title and interest in assets located in East Texas to a third party. The Company recorded a gain of approximately $1.4 million, as reflected in the “(gain) loss on sale of properties" in the Consolidated Statements of Operations.

Acquisition and Divesture Expenses

Acquisition and divestiture related expenses for third-party transactions are included in general and administrative expense in the Consolidated Statements of Operations for the periods indicated below (in thousands):

	For the Year Ended
	December 31,
	2025	2024
Cost incurred related to the contemplated merger with Juniper Capital	$2,769	$1,383
Cost incurred related to the EQV Asset Sale and the Revolution Asset Sale	5,399	—
Other acquisition and divestitures expenses	1,722	250
	$9,890	$1,633

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

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 2 — Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. At December 31, 2025 and 2024, all of the derivative instruments reflected on the accompanying balance sheets were considered Level 2.

Level 3 — Measure based on prices or valuation models that require inputs that are both significant to the fair value measurement and are less observable from objective sources (i.e., supported by little or no market activity).

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying values of cash and cash equivalents (Level 1), accounts receivables, accounts payables (including accrued liabilities) and amounts outstanding under long-term debt agreements with variable rates included in the accompanying balance sheets approximated fair value at December 31, 2025 and 2024. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables. See Note 9 for the estimated fair value of our outstanding fixed-rate debt.

The fair market values of the derivative financial instruments reflected on the balance sheets as of December 31, 2025 and 2024 were based on estimated forward commodity prices (including nonperformance risk). Nonperformance risk is the risk that the obligation related to the derivative instrument will not be fulfilled. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following table presents the derivative assets and liabilities that are measured at fair value on a recurring basis at December 31, 2025 and 2024 for each of the fair value hierarchy levels:

Fair Value Measurements at December 31, 2025
Significant
	Quoted Prices in	Significant Other	Unobservable
	Active Market	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value

(In thousands)
Assets:
Commodity derivatives	$—	$18,854	$—	$18,854
Interest rate derivatives	—	—	—	—
Total assets	$—	$18,854	$—	$18,854

Liabilities:
Commodity derivatives	$—	$—	$—	$—
Interest rate derivatives	—	—	—	—
Total liabilities	$—	$—	$—	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis, as reflected on the balance sheets. The following methods and assumptions are used to estimate the fair values:

●	The fair value of asset retirement obligations (“AROs”) is based on discounted cash flow projections using numerous estimates, assumptions, and judgments regarding such factors as the existence of a legal obligation for an ARO; amounts and timing of settlements; the credit-adjusted risk-free rate; and inflation rates. The initial fair value estimates are based on unobservable market data and are classified within Level 3 of the fair value hierarchy. See Note 7 for a summary of changes in AROs.
●	If sufficient market data is not available, the determination of the fair values of proved and unproved properties acquired in transactions accounted for as business combinations are prepared by utilizing estimates of discounted cash flow projections. The factors to determine fair value include, but are not limited to, estimates of: (i) economic reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital. The fair value of supporting equipment, such as plant assets, acquired in transactions accounted for as business combinations is commonly estimated using the depreciated replacement cost approach.
●	Proved oil and natural gas properties are reviewed for impairment when events and circumstances indicate the carrying value of such properties may not be recoverable. The Company uses an income approach based on the discounted cash flow method, whereby the present value of expected future net cash flows are discounted by applying an appropriate discount rate, for purposes of placing a fair value on the assets. The future cash flows are based on management’s estimates for the future. The unobservable inputs used to determine fair value include, but are not limited to, estimates of proved reserves, estimates of probable reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties (some of which are Level 3 inputs within the fair value hierarchy).
(i)	During the year, the Company recorded impairment charges related to certain oil and natural gas properties that were identified for sale in connection with our divestiture activities. As a result of this analysis, the Company recognized impairment charges to reduce the carrying values of the assets to their estimated fair values less costs to sell. The assets subject to impairment were subsequently sold during the year, and the recognized impairment charges aligned the carrying values with the expected economic outcomes of the sales. The Company recorded an impairment expense of $42.5 million for the year ended December 31, 2025.
(ii)	No impairment expense on our proved oil and natural gas properties or support equipment was recorded for the year ended December 31, 2024.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Risk Management and Derivative Instruments

Derivative instruments are utilized to manage exposure to commodity price fluctuations and achieve a more predictable cash flow in connection with oil and natural gas sales from production. These transactions limit exposure to declines in prices but also limit the benefits that would be realized if prices increase.

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

In connection with the EQV Asset Sale as discussed in Note 4, the Company novated certain commodity derivative contracts to EQV Sellers pursuant to the EQV Purchase and Sale Agreement, which reduced the Company’s commodity derivative portfolio at December 31, 2025. The novated derivative contracts were recorded at fair value at the time of novation, and their value was reflected as an adjustment to the purchase price through the preliminary closing settlement statement.

Upon novation, the Company derecognized the derivative contracts from the consolidated balance sheets. The fair value of the novated derivatives was included in the loss (gain) on commodity derivative instruments recorded in the Company’s Consolidated Statements of Operations for the year ended December 31, 2025.

At December 31, 2025, the Company had the following open commodity positions:

	2026	2027
Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (Bbls)	152,500	57,417
Weighted-average fixed price	$65.63	$62.53

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at December 31, 2025 and 2024. There was no cash collateral received or pledged associated with its derivative instruments since all of the counterparties, or certain of their affiliates, to its derivative contracts are lenders under the Company’s Credit Agreement (as defined below).

		Asset	Liability	Asset	Liability
		Derivatives	Derivatives	Derivatives	Derivatives
		December 31,	December 31,	December 31,	December 31,
Type	Balance Sheet Location	2025	2025	2024	2024

		(In thousands)
Commodity contracts	Short-term derivative instruments	$15,429	$—	$9,499	$3,114
Interest rate swaps	Short-term derivative instruments	—	—	—	—
Gross fair value		15,429	—	9,499	3,114
Netting arrangements		—	—	(3,114)	(3,114)
Net recorded fair value	Short-term derivative instruments	$15,429	$—	$6,385	$—

Commodity contracts	Long-term derivative instruments	$3,425	$—	$4,818	$4,585
Interest rate swaps	Long-term derivative instruments	—	—	—	—
Gross fair value		3,425	—	4,818	4,585
Netting arrangements		—	—	(4,585)	(4,585)
Net recorded fair value	Long-term derivative instruments	$3,425	$—	$233	$—

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

		For the Year Ended
	Statements of	December 31,
	Operations Location	2025	2024
Commodity derivative contracts	Loss (gain) on commodity derivatives	$(28,397)	$2,047

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the Company’s portion of future plugging and abandonment of wells and related facilities. The following table presents the changes in the asset retirement obligations for the years ended December 31, 2025 and 2024 (in thousands):

	For the Year Ended
	December 31,
	2025	2024
Asset retirement obligations at beginning of period	$131,077	$123,494
Liabilities added from acquisition or drilling	10	1
Liabilities settled	(1,274)	(1,170)
Liabilities removed upon sale of wells	(66,277)	—
Accretion expense	8,861	8,438
Revision of estimates	279	314
Asset retirement obligation at end of period	72,676	131,077
Less: Current portion	300	1,377
Asset retirement obligations - long-term portion	$72,376	$129,700

Note 8. Restricted Investments

Various restricted investment accounts fund certain long-term contractual and asset retirement obligations and collateralize certain regulatory bonds associated with the offshore Beta oil and gas properties. The components of the restricted investment balances are as follows:

	December 31,
	2025	2024

	(In thousands)
BOEM platform abandonment (See Note 17)	$35,603	$25,448

SPBPC Collateral:
Contractual pipeline and surface facilities abandonment	4,638	4,545
Restricted investments	$40,241	$29,993

Note 9. Long-Term Debt

The Company’s consolidated debt obligations consisted of the following at the dates indicated:

	December 31,	December 31,
	2025	2024

	(In thousands)
Revolving Credit Facility (1)	$—	$127,000
Total long-term debt	$—	$127,000
(1)	The carrying amount of the Company’s Revolving Credit Facility approximates fair value because the interest rates are variable and reflective of market rates.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amended and Restated Credit Agreement

On July 31, 2023, Amplify Energy Operating LLC (“OLLC”), a wholly owned subsidiary of the Company and Amplify Acquisitionco LLC (“Acquisitionco”), as the direct parent of OLLC and wholly owned subsidiary of the Company, entered into the Amended and Restated Credit Agreement (the “Credit Agreement”), providing for a senior secured reserve-based revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility is guaranteed by the Company and all of its material subsidiaries and secured by substantially all of its assets. The Revolving Credit Facility was originally set to mature on July 31, 2027, and is a replacement in full of the prior Revolving Credit Facility, by and among OLLC, Acquisitionco, the guarantors party thereto, the lenders party thereto and KeyBank National Association, as administrative agent.

On October 25, 2024, OLLC entered into the first amendment to the Revolving Credit Facility, which, among other things, (i) reduced the borrowing base under the Revolving Credit Facility from $150.0 million to $145.0 million, (ii) increased the aggregate elected commitments under the Revolving Credit Facility from $135.0 million to $145.0 million and (iii) amended certain interest rates applicable to loans under the Revolving Credit Facility.

On December 31, 2025, OLLC entered into the Borrowing Base Redetermination, Commitment Increase and Second Amendment to the Credit Agreement (the “Second Amendment”), among OLLC, Amplify Acquisitionco LLC, the guarantors party thereto, the lenders party thereto and Citizens Bank, N.A., as administrative agent for the lenders. The Second Amendment amends the Credit Agreement, among other things: (i) set the Borrowing Base to $25.0 million, with elected commitments of $15.0 million and (ii) extend the maturity date under the Credit Agreement to December 31, 2028.

Certain key terms and conditions under the Revolving Credit Facility, as amended, include (but are not limited to):

●	A maturity date of December 31, 2028;
●	The loans shall bear interest at a rate per annum equal to (i) adjusted SOFR or (ii) an adjusted base rate, plus an applicable margin based on a utilization ratio of the lesser of the borrowing base and the aggregate commitments. The applicable margin ranges from 2.00% to 3.00% for adjusted base rate borrowings, and 3.00% to 4.00% for adjusted SOFR borrowings;
●	The unused commitments under the facility will accrue a commitment fee of 0.50%, payable quarterly in arrears;
●	Certain financial covenants, including the maintenance of (i) a net debt leverage ratio not to exceed 3.00 to 1.00, determined as of the last day of each fiscal quarter for the four fiscal-quarter period then ending, commencing on the fiscal quarter ending March 31, 2026 and (ii) a current ratio of not less than 1.00 to 1.00, determined as of the last day of each fiscal quarter, commencing with the fiscal quarter ending December 31, 2023;
●	Certain events of default, including, without limitation: non-payment; breaches of representations and warranties; non-compliance with covenants or other agreements; cross-default to material indebtedness; judgments; change of control; and voluntary and involuntary bankruptcy; and
●	Minimum hedging requirements ranging from 25%-75%, depending on availability under the Revolving Credit Facility, of the reasonably projected monthly production of hydrocarbons from proved developed producing reserves for the 12-month period immediately following the date of determination.

The Company had no loans outstanding under the Revolving Credit Facility as of December 31, 2025. The borrowing base under the facility is $25.0 million with elected commitments of $15.0 million at December 31, 2025. The Revolving Credit Facility borrowing base will be redetermined on a semi-annual basis based on an engineering report with respect to the Company’s estimated oil and NGL reserves, which will take into account the prevailing oil and NGL prices at such time, as adjusted for the impact of commodity derivative contracts. Unanimous approval by the lenders is required for any increase to the borrowing base.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Compliance

As of December 31, 2025, the Company was in compliance with all the financial (current ratio and total leverage ratio) and non-financial covenants associated with the Company’s Revolving Credit Facility.

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid on variable-rate debt obligations for the periods presented:

	For the Year Ended
	December 31,
	2025	2024
Revolving Credit Facility	8.39%	9.27%

Letters of credit

At December 31, 2025, the Company had no letters of credit outstanding.

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with the Revolving Credit Facility was $1.0 million at December 31, 2025. The unamortized deferred financing costs are amortized over the remaining life of the Revolving Credit Facility using the straight-line method, which generally approximates the effective interest method.

For the year ended December 31, 2025, the Company wrote off $1.5 million of deferred financing cost.

Note 10. Equity (Deficit)

Equity Outstanding

The Company’s authorized capital stock includes 250,000,000 shares of common stock, $0.01 par value per share. The following table summarizes the changes in the number of outstanding common units and shares of common stock:

Common Stock
Balance, December 31, 2023	39,147,205
Issuance of common stock	—
Restricted stock units vested	911,536
Shares withheld for taxes (1)	(263,603)
Balance, December 31, 2024	39,795,138
Issuance of Common Stock	—
Restricted stock units vested	1,392,938
Shares withheld for taxes (1)	(468,119)
Balance, December 31, 2025	40,719,957
(1)	Represents the net settlement on vesting of restricted stock to satisfy the tax withholding requirements.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Earnings (Loss) per Share

The following sets forth the calculation of earnings (loss) per share, or EPS, for the periods indicated (in thousands, except per share amounts):

	For the Year Ended
	December 31,
	2025	2024
Net income (loss)	$43,968	$12,946
Less: Net income allocated to participating securities	2,367	622
Basic and diluted earnings available to common stockholders	$41,601	$12,324

Common shares:
Common shares outstanding — basic	40,391	39,655
Dilutive effect of potential common shares	—	—
Common shares outstanding — diluted	40,391	39,655

Net earnings (loss) per share:
Basic	$1.03	$0.31
Diluted (1)	$1.03	$0.31
(1)	The Company excluded 525,587 and 817,098 restricted stock units from the diluted weighted-average common shares outstanding for the year ended December 31, 2025 and 2024, respectively, because their effect was anti-dilutive.

Note 12. Equity-based Awards

In May 2021, the Company shareholders approved an Equity Incentive Plan (“2021 EIP”) in which the Legacy Amplify Management Incentive Plan (the “Legacy Amplify MIP”) and the Legacy Amplify 2017 Non-Employee Directors Compensation Plan (the “Legacy Amplify Non-Employee Directors Compensation Plan”) were replaced by the 2021 EIP and no further awards will be granted under the Legacy Amplify MIP or the Legacy Amplify Non-Employee Directors Compensation Plan.

On May 15, 2024, the Company’s shareholders approved the Amplify Energy Corp. 2024 Equity Incentive Plan (the “2024 EIP” and together with the 2021 EIP, the “EIP Plans”), which had previously been approved by the board of directors of the Company (the “Board”). No further awards will be granted under the prior 2021 EIP.

The 2024 EIP Plan provides for awards that can be granted in the form of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards, stock awards and other incentive awards. To the extent that an award granted under either of the EIP Plans is canceled, expired, forfeited, settled in cash or otherwise terminated without delivery of shares of common stock, the shares of Common Stock retained by or returned to the Company will be available for future awards under the 2024 EIP. Any shares that are tendered by a participant or withheld by the Company (i) in payment of the exercise, base or purchase price relating to a stock option or stock appreciation right under either of the EIP Plans, or (ii) to satisfy any taxes or tax withholding obligations with respect to a stock option or stock appreciation right under either of the EIP Plans, as applicable, will not be available for future awards under the 2024 EIP. Any shares that are withheld by the Company or tendered by a participant to satisfy tax withholding obligations associated with any award other than stock options or stock appreciation rights granted under the 2024 EIP will become available again for future awards under the 2024 EIP. The 2024 EIP is administered by the Board. At December 31, 2025, the Company had 626,673 shares remaining available for issuance under the 2024 EIP.

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

The unrecognized cost associated with TSUs was $4.1 million at December 31, 2025. The Company expects to recognize the unrecognized compensation cost for these awards over a weighted-average period of 1.6 years.

The following table summarizes information regarding the TSUs granted under the EIP Plans for the period presented:

		Weighted-
		Average Grant-
	Number of	Date Fair Value
	Units	per Unit (1)
TSUs outstanding at December 31, 2023	1,331,456	$5.77
Granted (2)	858,314	$6.37
Forfeited	(5,922)	$5.04
Vested	(804,492)	$5.29
TSUs outstanding at December 31, 2024	1,379,356	$6.43
Granted (3)	983,549	$4.99
Forfeited	(2,533)	$5.34
Vested	(1,107,447)	$6.06
TSUs outstanding at December 31, 2025	1,252,925	$5.63
(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)	The aggregate grant date fair value of TSUs issued for the year ended December 31, 2024 was $5.5 million based on a grant date market price ranging from $6.26 to $6.72 per share.
(3)	The aggregate grant date fair value of TSUs issued for the year ended December 31, 2025 was $4.9 million based on a grant date market price ranging from $3.28 to $5.34 per share.

Restricted Stock Units with Market and Service Vesting Conditions

Restricted stock units with market and service vesting conditions (“PSUs”) are accounted for as equity-classified awards or liability-classified awards. The grant-date fair value is recognized as compensation cost on a graded-vesting basis. The fair value of the awards is estimated on their grant dates using a Monte Carlo simulation.

The Company recognizes compensation cost over the requisite service or performance period. The Company accounts for forfeitures as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost associated with these awards was $1.9 million at December 31, 2025. The Company expects to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 1.7 years.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2023 PSU Awards

The 2023 PSU awards are accounted for as equity-classified awards and were issued with a three-year vesting period beginning on the grant date and ending on the third anniversary of the grant date. The three-year performance period for the 2023 awards is January 1, 2023 through December 31, 2025. Vesting of PSUs can range from zero to 200% of the target units granted based on the Company’s relative total shareholder return as compared to the total shareholder return of the Company’s performance peer group over the applicable performance period.

2024 PSU Award

In February 2024, the Company granted contingent cash-settlement awards in the form of PSUs (the “2024 PSUs”). In May 2024, the Company received shareholder approval of the 2024 EIP, which nullified the contingent cash settlement component for the 2024 PSUs. As of June 30, 2024, the 2024 PSUs were reclassified as equity awards with a three-year vesting period. The compensation cost related to these awards is determined by the fair value of the award on the modification date. The three-year performance period for the 2024 PSUs is January 1, 2024 through December 31, 2026.

2025 PSU Awards

The 2025 PSU awards are accounted for as equity-classified awards and were issued with a three-year vesting period beginning on the grant date and ending on the third anniversary of the grant date. The three-year performance period for the 2025 awards is January 1, 2025 through December 31, 2027. Vesting of PRSUs can range from zero to 200% of the target units granted based on the Company’s relative total shareholder return as compared to the total shareholder return of the Company’s performance peer group over the applicable performance period.

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

The below table reflects the ranges for the assumptions used in the Monte Carlo model for the 2025 and 2024 PSUs awards:

			Modification	Date of Grant:
	February 2025	July 2025	Date: May 2024	February 2024
Expected volatility	58.6%	60%	63.2%	75.8%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	4.22%	3.74%	4.72%	4.19%

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information regarding the PSUs granted under the EIP Plans for the period presented:

		Weighted-
		Average Grant-
	Number of	Date Fair Value
	Units	per Unit (1)
PSUs outstanding at December 31, 2023	402,701	$9.31
Granted (2)	312,843	$7.55
Forfeited	—	$—
Vested	(107,044)	$2.63
PSUs outstanding at December 31, 2024	608,500	$9.58
Granted (3)	595,783	$6.31
Forfeited	(242,367)	$7.39
Vested	(285,491)	$6.48
PSUs outstanding at December 31, 2025	676,425	$8.79
(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)	The aggregate grant date fair value of PSUs issued for the year ended December 31, 2024 was $2.4 million based on a calculated fair value price ranging from $2.63 to $8.33 per share.
(3)	The aggregate grant date fair value of PSUs issued for the year ended December 31, 2025 was $3.8 million based on a calculated fair value price ranging from $3.68 to $7.05 per share.

Compensation Expense

The following table summarizes the amount of recognized compensation expense associated with these awards that are reflected in the accompanying statements of operations for the periods presented (in thousands):

	For the Year Ended
	December 31,
	2025	2024
Share-based compensation costs
TSUs	$6,221	$4,877
PSUs	2,072	1,922
	$8,293	$6,799

Note 13. Leases

The Company enters into leases for office space, warehouse space and equipment in our corporate office and operating regions as well as vehicles, compressors and surface rentals related to our business operations. In addition, the Company has right-of-way leases to operate the San Pedro Bay Pipeline. For the year ended December 31, 2025, the Company leases qualify as operating leases and the Company did not have any existing or new leases qualifying as financing leases. Most of the Company’s leases, other than the Company’s corporate office lease, have an initial term and may be extended on a month-to-month basis after expiration of the initial term. Most of our leases can be terminated with 30-day prior written notice. The majority of our month-to-month leases are not included as a lease liability in the Company’s balance sheet because continuation of the lease is not reasonably certain. Additionally, the Company elected the short-term practical expedient to exclude leases with a term of twelve months or less.

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

For the year ended December 31, 2025 and 2024, the Company recognized approximately $2.1 million and $2.0 million, respectively, of costs relating to the operating leases in the Consolidated Statements of Operations.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information related to the Company’s lease liabilities in included in the table below:

	For the Year Ended
	December 31,
	2025	2024

	(In thousands)
Non-cash amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,542	$1,216

The following table presents the Company’s right-of-use assets and lease liabilities for the period presented:

	December 31,	December 31,
	2025	2024

	(In thousands)
Right-of-use asset	$2,998	$4,540

Lease liabilities:
Current lease liability	1,184	1,784
Long-term lease liability	2,568	3,683
Total lease liability	$3,752	$5,467

The following table reflects the Company’s maturity analysis of the minimum lease payment obligations under non-cancelable operating leases with a remaining term in excess of one year (in thousands):

	Office and	Leased vehicles
	warehouse	and office
	leases	equipment	Total
2026	$1,223	$214	$1,437
2027	847	194	1,041
2028	728	12	740
2029	728	—	728
2030 and thereafter	364	—	364
Total lease payments	3,890	420	4,310
Less: interest	523	35	558
Present value of lease liabilities	$3,367	$385	$3,752

The weighted average remaining lease terms and discount rate for all of the Company’s operating leases for the period presented:

	December 31,
	2025	2024
Weighted average remaining lease term (years):
Office and warehouse space	3.50	3.71
Vehicles	0.23	0.26
Office equipment	—	—
Weighted average discount rate:
Office and warehouse space	6.20%	5.43%
Vehicles	0.84%	1.31%
Office equipment	—%	0.02%

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Supplemental Disclosures to the Consolidated Balance Sheet and Condensed Statement of Cash Flows

Accrued Liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	December 31,	December 31,
	2025	2024
Accrued lease operating expense	$9,893	$13,845
Accrued general and administrative expense	7,616	6,281
Accrued severance expense	6,306	—
Accrued capital expenditures	5,335	5,191
Accrued production and ad valorem tax	2,085	2,827
Accrued commitment fee and other expense	1,799	2,395
Operating lease liability	1,184	1,784
Asset retirement obligations	300	1,377
Accrued current income tax payable	—	116
Accrued interest payable	—	292
Accrued liability - pipeline incident	—	5,534
Other	—	3,771
Accrued liabilities	$34,518	$43,413

Accounts Receivable

Accounts receivable consisted of the following at the dates indicated (in thousands):

	December 31,	December 31,
	2025	2024
Oil and natural gas receivables	$23,010	$28,505
Insurance receivable - pipeline incident	—	4,722
Joint interest owners and other	10,048	8,214
Total accounts receivable	33,058	41,441
Less: allowance for doubtful accounts	(2,917)	(1,728)
Total accounts receivable, net	$30,141	$39,713

Supplemental Cash Flows

Supplemental cash flow for the periods presented (in thousands):

	For the Year Ended
	December 31,
	2025	2024
Supplemental cash flows:
Cash paid for interest, net of amounts capitalized	$9,775	$11,706
Cash paid for taxes	130	1,189

Supplemental non-cash activity:
Accrued capital expenditures included in accounts payable and accrued expenses	9,820	12,049

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Related Party Transactions

Related Party Agreements

There have been no transactions between the Company and a related person in which the related person had a direct or indirect material interest for the years ended December 31, 2025 and 2024.

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

The following table provides financial information with respect to the Company’s single reportable segment for the years ended December 31, 2025 and 2024:

	For the Year Ended
	December 31,
	2025	2024

	(In thousands)
Revenue	$263,361	$294,681
Less:
Lease operating expense	141,324	142,950
Gathering, processing and transportation	17,795	18,427
Taxes other than income	15,870	20,895
Other segment items	44,404	99,463
Net income (loss)	$43,968	$12,946

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Commitments and Contingencies

Litigation and Environmental

We are involved in various lawsuits, claims, government investigations and other legal proceedings that arise in the usual conduct of our business. These claims or proceedings can involve various types of parties, including governments, regulatory agencies, competitors, customers, suppliers, service providers, licensees, employees or stockholders, among others. These matters may involve antitrust, securities, pricing, public utility and transportation rates, taxes, environmental, commercial, contractual rights, licensing obligations, health and safety matters, employment matters, regulatory compliance and permits relating to the operations of our various plants and facilities, among others.

We assess these matters to determine if a contingent liability should be recorded. We accrue for estimated exposures to the extent they are both probable and reasonably estimable based on then-available information.

Predicting the outcome of claims and litigation, and estimating related costs and exposure, involves substantial uncertainties that could cause actual costs to vary materially from estimates and accruals. Matters often develop over a long period of time and expectations can change as a result of new findings, rulings, appeals, settlements, legal or regulatory changes or other factors. If the assessment of relevant factors changes, estimates may change, and it is not possible to determine the final outcome of these matters.

Although the Company is insured against various risks to the extent the Company believes it is prudent, there is no assurance that the nature and amount of such insurance will be adequate, in every case, to indemnify it against liabilities arising from future legal proceedings.

Environmental costs for remediation are accrued based on estimates of known remediation requirements. Such accruals are based on management’s best estimate of the ultimate cost to remediate a site and are adjusted as further information and circumstances develop. Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies and regulatory approvals. Expenditures to mitigate or prevent future environmental contamination are capitalized. Ongoing environmental compliance costs are charged to expense as incurred. In accruing for environmental remediation liabilities, costs of future expenditures for environmental remediation are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable. At December 31, 2025 and 2024, the Company had no environmental reserves recorded.

Beta Pipeline Incident

In October 2021, the Company learned that a 4,000-foot section of the Company’s pipeline approximately four miles off the coast of Newport Beach, California had been displaced with a maximum lateral movement of approximately 105 feet and that the pipeline had a 13-inch split, running parallel to the pipe, leading to the release of approximately 588 barrels of oil (the “Incident”).

As previously disclosed, the Company reached resolutions regarding criminal and civil claims against it related to the Incident. The Company also reached resolutions related to civil claims the Company asserted against third parties related to the Incident. In addition, in December 2025, the Company paid $2.0 million pursuant to a settlement with PHMSA related to the Incident. Under the Oil Pollution Act of 1990, the Company’s pipeline was designated by the U.S. Coast Guard as the source of the oil discharge and therefore the Company is financially responsible for certain natural resource damages associated with the spill and certain costs determined by federal and state trustees engaged in a joint assessment of such natural resource damages. The Natural Resource Damage Assessment remains ongoing and therefore the extent, timing and cost related to such assessment are difficult to project. While the Company anticipates insurance will reimburse it for expenses related to the Natural Resource Damage Assessment, any potentially uncovered expenses may be material and could impact the Company’s business and results of operations and could put pressure on its liquidity position going forward.

While it remains possible that federal agencies may in the future commence investigations or proceedings or may initiate enforcement actions seeking penalties or other relief, outside of the Natural Resource Damage Assessment, Amplify Energy has resolved any such investigations, proceedings or actions initiated to date.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total costs that the Company has incurred with respect to the Incident amount to approximately $202.4 million, which includes (i) response and remediation under the direction of the Unified Command, (ii) fines and penalties of $12.4 million resulting from the resolution of the federal and state of California matters, and (iii) certain legal fees.

On December 31, 2025, the Company no longer had an outstanding insurance receivable related to the pipeline incident loss and on December 31, 2024, the Company’s insurance receivables were $4.7 million. For the year ended December 31, 2025, the Company incurred legal fees, loss load and other non-reimbursable expenses of $2.4 million that are classified as “Pipeline Incident Loss” on the Company’s Consolidated Statements of Operations.

Sinking Fund Trust Agreement

Beta Operating Company, LLC, a wholly owned subsidiary, assumed an obligation with a third party to make payments into a sinking fund in connection with its 2009 acquisition of the Beta properties, the purpose of which is to provide funds adequate to decommission the portion of the San Pedro Bay Pipeline that lies within state waters and the surface facilities. Under the terms of the agreement, the operator of the properties is obligated to make monthly deposits into the sinking fund account in an amount equal to $0.25 per barrel of oil and other liquid hydrocarbon produced from the acquired working interest. Interest earned in the account stays in the account. The obligation to fund ceases when the aggregate value of the account reaches $4.3 million. As of December 31, 2025, the account balance included in restricted investments was approximately $4.6 million.

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

In March 2024, the Company amended the federal escrow funding agreement to decrease the amount funded from $14.8 million per year to $8.0 million per year. There were no changes made to the state escrow funding agreement. The obligation ceases when the aggregate value of the account reaches $172.6 million. As of December 31, 2025, the Company has funded $35.6 million into the escrow accounts which is reflected in “Restricted Investments” on the Consolidated Balance Sheet. The table below outlines our funding commitment under these agreements at December 31, 2025 (in thousands):

	Payment Due by Period
Funding commitment	Total	2026	2027	2028	2029	2030	Thereafter (1)
Federal escrow fund payments	$128,915	$8,000	$8,000	$8,000	$8,000	$8,000	$88,915
State escrow fund payments	8,083	1,034	1,034	1,034	1,034	1,034	2,913
Total sinking fund payments	$136,998	$9,034	$9,034	$9,034	$9,034	$9,034	$91,828
(1)	The remaining payments will be made during the years of 2031 through 2042.

The expense related to the surety bonds is recorded in interest expense in the Company Statement of Consolidated Operations.

Operating Leases

The Company enters into leases for compressors, surface rentals, office space, warehouse space and equipment in our corporate office and operating regions. For the years ended December 31, 2025 and 2024, the Company recognized $9.6 million and $10.7 million of rental cost, respectively.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

See Note 13 for the minimum lease payment obligations under non-cancelable operating leases with a remaining term in excess of one year.

Purchase Commitments

At December 31, 2025, the Company had a CO2 purchase commitment with a third party associated with its Bairoil properties. The price we will pay for CO2 generally varies depending on the amount of CO2 delivered and the price of oil. The table below outlines its purchase commitments under these contracts based on pricing at December 31, 2025 (in thousands):

	Payment or Settlement Due by Period
Purchase commitment	Total	2026	2027	2028	2029	2030	Thereafter
CO2 minimum purchase commitment	$5,003	$1,775	$1,832	$1,396	$—	$—	$—

Note 18. Income Tax

Amplify Energy is a corporation and, as a result, is subject to U.S. federal, state, and local income taxes.

On July 4, 2025, the U.S. enacted legislation referred to as the One Big Beautiful Bill(“OBBBA”), which contains certain significant changes to U.S. corporate income tax laws that are generally effective for tax years beginning after December 31, 2024. These changes include, but are not limited to, the restoration of immediate expensing for domestic research and experimental (“R&E”) expenses, the option to retroactively deduct certain  previously capitalized R&E expenses, modifications to the business interest expense limitation, and the restoration of 100 percent bonus depreciation for qualified property placed in service after January 19, 2025. The impacts of the tax law changes from OBBBA are reflected in the Company’s 2025 income tax provision; however, the changes affect timing only and do not change the total tax provision for the year ended December 31, 2025.

The Company adopted improvements to income tax disclosure (ASU 2023-09) on January 1, 2025. The adoption of the guidance did not impact the Company's financial position, results of operations, or cash flows.

The components of income tax benefit (expense) are as follows:

	For the Year Ended
	December 31,
	2025	2024

	(In thousands)
Current taxes:
Federal	$1,377	$43
State	—	(275)
Total current income tax benefit (expense)	1,377	(232)
Deferred taxes:
Federal	(12,486)	(2,433)
State	(5,762)	237
Total deferred income tax benefit (expense)	(18,248)	(2,196)
Total income tax benefit (expense)	$(16,871)	$(2,428)

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The actual income tax benefit (expense) differs from the expected amount computed by applying the federal statutory corporate tax rate of 21% for the year ended December 31, 2025, presented in accordance with the prospectively adopted ASU 2023-09 guidance, was as follows:

	For the Year Ended
	December 31,
	2025	%
	(In thousands)
U.S. federal statutory income tax	$(12,776)	21.0%

State tax, net of federal (a)	(4,552)	7.5%
Tax credits:
Marginal well credit	1,532	(2.5)%
Nontaxable or non-deductible items:
Limit on executive compensation	(846)	1.4%
Other	(229)	0.4%
Total income tax benefit (expense)	$(16,871)	27.8%
(a)	State taxes in California and Oklahoma made up majority (greater than 50 percent) of the tax effect in this category.

The actual income tax benefit (expense) differs from the expected amount computed by applying the federal statutory corporate tax rate of 21% in 2024 in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows:

For the Year Ended
December 31,
2024
(In thousands)
Expected tax benefit (expense) at federal statutory rate	$(3,228)
Change in valuation allowance	—
Non-cash compensation	189
Limit on executive compensation	(492)
State income tax benefit (expense), net of federal benefits	(578)
State rate change, net of federal benefits	293
State prior year adjustments	255
Marginal well credit	1,137
Other	(4)
Total income tax benefit (expense)	$(2,428)

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s deferred income tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2025	2024
Deferred income tax assets:
Property, plant & equipment	$18,355	$58,226
Net operating loss carryforward	203,714	180,902
Disallowed interest expense	8,957	7,494
Accrued liabilities	2,623	2,597
Other	5,111	4,993
Total deferred income tax assets:	238,760	254,212
Valuation allowance	—	—
Net deferred income tax assets	238,760	254,212

Deferred income tax liabilities:
Derivatives	$4,682	$1,603
Other	744	1,009
Total deferred income tax liabilities	5,426	2,612

Net deferred income taxes	$233,334	$251,600

Net Operating Loss Carryforward. In connection with the merger with Midstates Petroleum Company in 2019, the Company was subject to IRC §382 loss limitations on pre-merger net operating loss (“NOL”) and tax attributes. As of December 31, 2025, the Company’s federal NOL carryforward of $790.8 million is subject to §382 loss limitations, of which $20.9 million will expire in 2037 and $769.9 million have no expiration. As of December 31, 2025, the Company has $149.7 million federal post-merger NOL carryforward. All post-merger NOLs are not subject to §382 loss limitations and do not expire.

As of December 31, 2025, the Company had approximately $88.9 million of state net operating loss carryovers which have different expirations dates starting in 2037.

Valuation Allowance. In assessing deferred tax assets, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. The assessment considers all available information including, among other things, historical and forecasted taxable income and operating history, the scheduled reversal of deferred tax liabilities and available tax planning strategies. As of December 31, 2025, the Company had three years of cumulative book income. Furthermore, management determined that the Company’s ability to maintain long-term profitability despite near-term changes in commodity prices and capital and operating costs demonstrated that there is sufficient positive evidence to conclude that it is more likely than not that all net deferred tax assets are realizable.

Uncertain Income Tax Position. The Company must recognize the tax effects of any uncertain tax positions that the Company may adopt if the position taken by us is more likely than not sustainable based on its technical merits. For those benefits to be recognized, an income tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company had no unrecognized tax benefits as of December 31, 2025.

Tax Audits and Settlements. The Company’s income tax years 2022 through 2024 remain open and subject to examination by the Internal Revenue Service (IRS). For state and local jurisdictions where the Company conducts operations, the Company’s 2021 through 2024 tax years remain open and subject to examination. In certain jurisdictions where the Company operates through more than one legal entity, each of which may have different open years subject to examination.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Supplemental Oil and Gas Information (Unaudited)

Capitalized Costs Relating to Oil and Natural Gas Producing Activities

The total amount of capitalized costs relating to oil and natural gas producing activities and the total amount of related accumulated depreciation, depletion and amortization is as follows at the dates indicated.

	December 31,
	2025	2024

	(In thousands)
Evaluated oil and natural gas properties	$388,920	$942,981
Support equipment and facilities	154,954	150,511
Accumulated depletion, depreciation, and amortization	(355,121)	(708,836)
Total	$188,753	$384,656

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities

Costs incurred in property acquisition, exploration and development activities were as follows for the periods indicated:

	For the Year Ended
	December 31,
	2025	2024

	(In thousands)
Property acquisition costs, proved	$—	$—
Property acquisition costs, unproved	—	—
Exploration	—	—
Development	82,055	70,945
Total	$82,055	$70,945

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

We engaged CG&A to prepare our reserves estimates for all of our estimated proved reserves at December 31, 2025 and 2024. All proved reserves are located in the United States and all prices are held constant in accordance with SEC rules.

The weighted-average benchmark product prices used for valuing the reserves are based upon the average of the first-day-of-the-month price for each month within the period January through December of each year presented:

	2025	2024
Oil ($/Bbl):
WTI (1)	$65.34	$75.48

NGL ($/Bbl):
WTI (1)	$65.34	$75.48

Natural Gas ($/MMbtu):
Henry Hub (2)	$3.39	$2.13
(1)	The weighted average WTI price was adjusted by lease for quality, transportation fees, and a regional price differential.
(2)	The weighted average Henry Hub price was adjusted by lease for energy content, compression charges, transportation fees, and regional price differentials.

The following tables set forth estimates of the net reserves for the periods indicated:

	For the Year Ended December 31, 2025
	Oil	Gas	NGLs	Total
	(MBbls)	(MMcf)	(MBbls)	(MBoe)
Proved developed and undeveloped reserves:
Beginning of year	40,475	206,536	18,066	92,963
Production	(3,008)	(15,948)	(1,067)	(6,733)
Divestitures of reserves	(7,381)	(190,588)	(14,068)	(53,213)
Revision of previous estimates	5,530	—	(451)	5,079
End of year	35,616	—	2,480	38,096

Proved developed reserves:
Beginning of year	31,392	197,621	17,879	82,207
End of year	22,141	—	2,480	24,621

Proved undeveloped reserves:
Beginning of year	9,083	8,915	187	10,756
End of year	13,475	—	—	13,475

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31, 2024
	Oil	Gas	NGLs	Total
	(MBbls)	(MMcf)	(MBbls)	(MBoe)
Proved developed and undeveloped reserves:
Beginning of year	41,078	226,878	19,185	98,077
Production	(3,060)	(16,836)	(1,278)	(7,144)
Revision of previous estimates	2,457	(3,506)	159	2,030
End of year	40,475	206,536	18,066	92,963

Proved developed reserves:
Beginning of period	39,306	226,427	19,108	96,151
End of period	31,392	197,621	17,879	82,207

Proved undeveloped reserves:
Beginning of period	1,772	451	77	1,926
End of period	9,083	8,915	187	10,756

Noteworthy amounts included in the categories of proved reserve changes in the above tables include:

●	For the year ended December 31, 2025, reserves decreased by 54.9 MMBoe. This decline was primarily driven by 53.2 MMBoe in asset divestures, as well as 6.7 MMBoe from 2025 production and 6.5 MMBoe due to lower commodity prices. These reductions were partially offset by several positive adjustments including 3.2 MMBoe from lower Bairoil operating costs, 6 MMBoe from enhanced Beta drilling results, including the addition of 4 PUD locations, and 2.4 MMBoe from a four-year extension of Beta’s economic life.
●	The 5.1 MMBoe decrease in reserves for the year ended December 31, 2024 was primarily due to production of 7.1 MMBoe, a 6.9 MMBoe decrease as a result of changes in commodity prices and 4.8 MMBoe decrease primarily due higher electricity costs and shorter economic limit at Bairoil. This decrease was partially offset by the additional 31 (23 operated Beta) PUD locations which added 9.39 MMBoe, lower maintenance costs primarily at East Texas and Oklahoma of 3.36 MMBoe and a positive technical revision of 0.97 MMBoe.

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

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The standardized measure of discounted future net cash flows is as follows:

	For the Year Ended
	December 31,
	2025	2024

	(In thousands)
Future cash inflows	$2,303,473	$3,818,663
Future production costs (1)	(1,454,650)	(2,217,101)
Future development costs (1)	(382,015)	(467,142)
Future income tax expense	(75,589)	(204,262)
Future net cash flows for estimated timing of cash flows	391,219	930,158
10% annual discount for estimated timing of cash flows	(56,096)	(321,919)
Standardized measure of discounted future net cash flows	$335,123	$608,239
(1)	For the years ended December 31, 2025 and 2024, onshore abandonment costs are included in future production cost and offshore abandonment costs are included in future development costs.

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves

The following is a summary of the changes in the standardized measure of discounted future net cash flows for the proved oil and natural gas reserves during each of the years in the two-year period presented:

	For the Year Ended
	December 31,
	2025	2024

	(In thousands)
Beginning of year	$608,239	$626,130
Changes in prices and costs	(230,960)	(124,770)
Revisions of previous quantities	34,205	142,763
Sale of oil and natural gas produced, net of production costs	(81,075)	(100,658)
Divestiture of reserves	(209,013)	—
Net change in taxes	86,288	3,356
Accretion of discount	73,576	75,701
Change in production rates and other	21,963	(23,979)
Net changes in future development costs	8,450	(2,985)
Previously estimated development costs incurred	23,450	12,681
End of year	$335,123	$608,239