Form 10-Q
period 2026-03-31
Amplify Energy Corp.
filed 2026-05-11
CIK 1533924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).   Yes  ☐    No  ☑

Securities Registered Pursuant to Section 12(b):

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AMPY	NYSE

As of May 7, 2026, the registrant had 41,287,437 outstanding shares of common stock, $0.01 par value outstanding.

AMPLIFY ENERGY CORP.

		Page
	Glossary of Oil and Natural Gas Terms	1
	Names of Entities	4
	Cautionary Note Regarding Forward-Looking Statements	5

PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements	9
	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025	9
	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2026 and 2025	10
	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2026 and 2025	11
	Unaudited Condensed Consolidated Statements of Equity for the Three Months Ended March 31, 2026 and 2025	12
	Notes to Unaudited Condensed Consolidated Financial Statements	13
	Note 1 – Organization and Basis of Presentation	13
	Note 2 – Summary of Significant Accounting Policies	14
	Note 3 – Revenue	14
	Note 4 – Acquisitions and Divestitures	15
	Note 5 – Fair Value Measurements of Financial Instruments	17
	Note 6 – Risk Management and Derivative Instruments	18
	Note 7 – Asset Retirement Obligations	20
	Note 8 – Long-Term Debt	21
	Note 9 – Equity	22
	Note 10 – Earnings (Loss) per Share	23
	Note 11 – Long-Term Incentive Plans	23
	Note 12 – Leases	25
	Note 13 – Supplemental Disclosures to the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Cash Flows	27
	Note 14 – Related Party Transactions	28
	Note 15 – Segment Reporting	28
	Note 16 – Commitments and Contingencies	28
	Note 17 – Income Taxes	30
	Note 18 – Subsequent Events	30

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	41

PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	44

Signatures		45

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

ICE: Inter-Continental Exchange.

ICE Brent: Brent crude oil traded on the ICE.

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

CAUTIONARY NOTE REGARDING FORWARD–LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

●	business strategies;
●	marketing of oil and NGLs;
●	acquisition and disposition strategy;
●	cash flows and liquidity;
●	financial strategy;
●	ability to replace the reserves we produce through drilling;
●	drilling locations;
●	oil reserves;
●	technology;
●	realized oil and NGL prices;
●	production volumes;
●	lease operating expense;
●	gathering, processing and transportation;
●	general and administrative expense;
●	future operating results;
●	ability to procure drilling and production equipment;
●	ability to procure oil field labor;
●	planned capital expenditures and the availability of capital resources to fund capital expenditures;
●	ability to access capital markets;
●	political and economic conditions and events in foreign oil and natural gas producing countries, including embargoes, continued hostilities in the Middle East and other sustained military campaigns;
●	acts of God, fires, earthquakes, storms, floods, other adverse weather conditions, war, acts of terrorism, cybersecurity breaches, military operations or national emergency;
●	the occurrence or threat of epidemic or pandemic diseases, or any government response to such occurrence or threat;

●	expectations regarding general economic conditions, including inflation;
●	competition in the oil and natural gas industry;
●	effectiveness of risk management activities;
●	environmental liabilities;
●	counterparty credit risk;
●	expectations regarding governmental regulation and taxation;
●	expectations regarding developments in oil and natural gas-producing countries; and
●	plans, objectives, expectations and intentions.

All statements, other than statements of historical fact included in this report, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “outlook,” “continue,” the negative of such terms or other comparable terminology. These statements address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as projections of results of operations, plans for growth, goals, future capital expenditures, competitive strengths, references to future intentions and other such references. These forward-looking statements involve risks and uncertainties. Important factors that could cause our actual results or financial condition to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following risks and uncertainties:

●	the concentration of the Company’s properties in a limited number of geographic locations and the Company’s dependence upon a small number of significant customers; including potential difficulties in the marketing of oil related to such small number of significant customers;
●	the uncertainty inherent in the development and production of oil;
●	the potential for additional impairments due to continuing or future declines in oil and NGL prices;
●	volatility in the prices for oil and NGLs, including due to actions taken by the Organization of the Petroleum Exporting Countries (OPEC+) as it pertains to global supply and demand of, and prices for such commodities;
●	the uncertainty inherent in estimating quantities of oil and NGL reserves;
●	the existence of unanticipated liabilities or problems relating to acquired or divested businesses or properties;
●	potential shortages of, or increased costs for, drilling and production equipment and supply materials for production, such as CO2;
●	the impact of local, state and federal governmental regulations, including those related to climate change and hydraulic fracturing, and potential changes in these regulations;
●	changes to the financial condition of counterparties;
●	the impact of, and our ability to, remediate the identified material weaknesses in our internal controls over financial reporting;

●	our ability to access funds on acceptable terms, if at all, due to potentially worsening economic conditions, including continued or further inflation, disruption in the financial markets, the imposition of tariffs or trade or other economic sanctions and political instability;
●	our substantial future capital requirements, which may be subject to limited availability of financing;
●	our need to make accretive acquisitions or substantial capital expenditures to maintain our declining asset base;
●	potential acquisitions, including our ability to make acquisitions on favorable terms or to integrate acquired properties;
●	the consequences of changes we have made, or may make from time to time in the future, to our capital expenditure budget, including the impact of those changes on our production levels, reserves, results of operations and liquidity;
●	our ability to satisfy debt obligations;
●	uncertainties surrounding the success of our secondary and tertiary recovery efforts;
●	competition in the oil and natural gas industry;
●	our results of evaluation and implementation of strategic alternatives;
●	general political and economic conditions, globally and in the jurisdictions in which we operate, including the Russian invasion of Ukraine, ongoing conflicts or entanglements in the Middle East and South America, trade wars and the potential destabilizing effect such conflicts may pose for those regions and/or the global oil and natural gas markets;
●	the impact of climate change and natural disasters, such as earthquakes, tidal waves, mudslides, fires and floods;
●	the risk that our hedging strategy may be ineffective or may reduce our income;
●	risks related to a redetermination of the borrowing base under our senior secured reserve-based revolving credit facility (the “Revolving Credit Facility”);
●	our ability to access funds on acceptable terms, if at all, because of the terms and conditions governing our indebtedness, including financial covenants;
●	the cost and availability of insurance as well as operating risks that may not be covered by an effective indemnity or insurance;
●	actions of third-party co-owners of interests in properties in which we also own an interest; and
●	other risks and uncertainties described in “Item 1A. Risk Factors.”

The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the events or circumstances described in any forward-looking statement will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in “Part I—Item 1A. Risk Factors” of Amplify’s Annual Report on Form 10-K for the year ended December 31, 2025 initially filed with the SEC on March 9, 2026 (“2025 Form 10-K”). All forward-looking statements speak only as of the date of this report. The Company does not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to the Company or persons acting on its behalf.

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding shares)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$41,486	$60,666
Accounts receivable, net (see Note 13)	19,860	30,141
Short-term derivative instruments	—	15,429
Prepaid expenses and other current assets	23,926	24,358
Total current assets	85,272	130,594
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	409,197	388,920
Support equipment and facilities	155,576	154,954
Other	9,637	9,601
Accumulated depreciation, depletion and amortization	(370,194)	(364,534)
Property and equipment, net	204,216	188,941
Long-term derivative instruments	—	3,425
Restricted investments	42,747	40,241
Operating lease - long term right-of-use asset	2,698	2,998
Deferred tax asset	244,892	233,334
Other long-term assets	1,281	1,367
Total assets	$581,106	$600,900

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$22,477	$17,901
Revenues payable	7,505	5,638
Accrued liabilities (see Note 13)	20,684	34,518
Short-term derivative instruments	22,776	—
Total current liabilities	73,442	58,057
Asset retirement obligations	73,504	72,376
Long-term derivative instruments	1,818	—
Operating lease liability	2,341	2,568
Other long-term liabilities	9,434	9,176
Total liabilities	160,539	142,177
Commitments and contingencies (see Note 16)
Stockholders' equity:
Preferred stock, $0.01 par value: 50,000,000 shares authorized; no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value: 250,000,000 shares authorized; 41,288,706 and 40,719,957 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	413	407
Additional paid-in capital	445,770	445,816
Accumulated earnings (deficit)	(25,616)	12,500
Total stockholders' equity	420,567	458,723
Total liabilities and equity	$581,106	$600,900

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2026	2025
Revenues:
Oil and natural gas sales	$37,263	$70,341
Other revenues	201	1,709
Total revenues	37,464	72,050

Costs and expenses:
Lease operating expense	22,154	37,417
Gathering, processing and transportation	759	4,286
Taxes other than income	2,340	4,384
Depreciation, depletion and amortization	5,660	8,494
General and administrative expense	8,913	10,815
Accretion of asset retirement obligations	1,248	2,183
Loss (gain) on commodity derivative instruments	45,822	14,317
Pipeline incident loss	12	396
(Gain) loss on sale of properties	(164)	(6,251)
Other, net	30	3
Total costs and expenses	86,774	76,044
Operating income (loss)	(49,310)	(3,994)
Other income (expense):
Interest expense, net	(988)	(3,519)
Other income (expense)	624	115
Total other income (expense)	(364)	(3,404)
Income (loss) before income taxes	(49,674)	(7,398)
Income tax (expense) benefit - current	—	(1)
Income tax (expense) benefit - deferred	11,558	1,538
Net income (loss)	$(38,116)	$(5,861)

Earnings (loss) per share: (See Note 10)
Basic and diluted earnings (loss) per share	$(0.93)	$(0.15)
Weighted average common shares outstanding:
Basic and diluted	41,143	40,188

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(38,116)	$(5,861)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	5,660	8,494
Loss (gain) on derivative instruments	45,822	14,317
Cash settlements (paid) received on expired derivative instruments	(2,554)	503
Cash settlements received (paid) on terminated derivative instruments	(350)	—
Deferred income tax expense (benefit)	(11,558)	(1,538)
Accretion of asset retirement obligations	1,248	2,183
(Gain) loss on sale of properties	(164)	—
Share-based compensation (see Note 11)	2,056	1,890
Settlement of asset retirement obligations	—	(174)
Amortization and write-off of deferred financing costs	80	315
Changes in operating assets and liabilities:
Accounts receivable	10,280	3,820
Prepaid expenses and other assets	437	3,073
Payables and accrued liabilities	(8,626)	(1,521)
Other	259	—
Net cash provided by operating activities	4,474	25,501
Cash flows from investing activities:
Additions to oil and gas properties	(19,016)	(24,899)
Additions to other property and equipment	(36)	(313)
Additions to restricted investments	(2,506)	(2,536)
Proceeds from the sale of other oil and natural gas properties	—	6,251
Net cash used in investing activities	(21,558)	(21,497)
Cash flows from financing activities:
Advances on Revolving Credit Facility	—	34,000
Payments on Revolving Credit Facility	—	(36,000)
Shares withheld for taxes	(2,096)	(2,004)
Net cash used in financing activities	(2,096)	(4,004)
Net change in cash and cash equivalents	(19,180)	—
Cash and cash equivalents, beginning of period	60,666	—
Cash and cash equivalents, end of period	$41,486	$—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Stockholders' Equity
		Additional	Accumulated
	Common	Paid-in	Earnings
	Stock	Capital	(Deficit)	Total
Balance at December 31, 2025	$407	$445,816	$12,500	$458,723
Net income (loss)	—	—	(38,116)	(38,116)
Share-based compensation expense	—	2,056	—	2,056
Shares withheld for taxes	—	(2,096)	—	(2,096)
Other	6	(6)	—	—
Balance at March 31, 2026	413	445,770	(25,616)	420,567

	Stockholders' Equity
		Additional	Accumulated
	Common	Paid-in	Earnings
	Stock	Capital	(Deficit)	Total
Balance at December 31, 2024	$399	$439,981	$(31,468)	$408,912
Net income (loss)	—	—	(5,861)	(5,861)
Share-based compensation expense	—	1,890	—	1,890
Shares withheld for taxes	—	(2,004)	—	(2,004)
Other	5	(5)	—	—
Balance at March 31, 2025	404	439,862	(37,329)	402,937

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

As of March 31, 2026, the Company’s properties consist of its Bairoil and Beta oil and NGL producing properties. The oil properties are located in mature oil reservoirs. As of March 31, 2026, the Company is the operator of record for properties containing 100% of its total estimated proved reserves.

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

The results reported in these Unaudited Condensed Consolidated Financial Statements are not necessarily indicative of results that may be expected for the entire year. Furthermore, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. Accordingly, the accompanying Unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the Company’s annual financial statements included in its 2025 Form 10-K.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2. Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies as described in the Company’s annual financial statements included in its 2025 Form 10-K.

New Accounting Pronouncements

Income Statement –Expense Disaggregation Disclosures. In November 2024, the FASB issued an accounting standard update which requires disaggregated disclosures of income statement expenses for public business entities. The guidance will require companies to disclose disaggregated information about specific natural expense categories underlying certain income statement expense line items that are considered relevant because they include one or more of the five natural expense categories, as applicable: (1) purchase of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization and (5) depreciation, depletion and amortization (“DD&A”) recognized as part of oil and gas producing activities or other depletion expenses. The new guidance is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 31, 2027. The Company is currently evaluating the impact of this guidance on the Company’s financial disclosures. Adoption of the update is not expected to impact the Company’s financial position, results of operations or liquidity.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenue

The Company historically identified three material revenue streams in its business: oil, natural gas and NGLs. Starting in 2026, the Company identified one material revenue stream in its business: oil. The following table presents the Company’s revenues disaggregated by revenue stream.

	For the Three Months Ended
	March 31,
	2026	2025

	(In thousands)
Revenues
Oil(1)	$37,408	$49,982
NGLs(2)	(93)	6,157
Natural gas(2)	(52)	14,202
Oil and natural gas sales	$37,263	$70,341
(1)	NGLs produced in Bairoil are treated as condensate and reflected within the commodity line for oil.
(2)

Revenues for the three months ended March 31, 2026 included post-divestiture accrual true-ups related to the Company’s East Texas and Oklahoma assets divestitures that were completed during the fourth quarter of 2025, which negatively impacted revenues for the period. The Company did not have any revenue sales related to natural gas and NGLs for the three months ended March 31, 2026 and therefore the revenues for the period are not indicative of ongoing commodity sales from retained assets.

Contract Balances

Under the Company’s sales contracts, the Company invoices customers once its performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s contracts do not give rise to contract assets or liabilities. Accounts receivable attributable to the Company’s revenue contracts with customers were $9.0 million at March 31, 2026, $23.0 million at December 31, 2025 and $28.5 million at December 31, 2024.

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

Note 4. Acquisitions and Divestitures

2026 Acquisitions and Divestitures

No acquisition or divestiture activity occurred during the three months ended March 31, 2026.

2025 Divestitures

As discussed in Note 1 above, the Company completed several divestiture transactions during 2025. During the first quarter of 2025, the Company completed an East Texas Haynesville monetization transaction for total net proceeds of $6.3 million, as further described below. Subsequent to March 31, 2025, the Company completed additional divestiture transactions, including another East Texas Haynesville monetization in May 2025 and the disposition of other assets later in the year. The dispositions did not qualify as discontinued operations.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a result of the divestitures, as of March 31, 2026, the Company no longer held any assets in the East Texas/North Louisiana, Oklahoma, or Eagle Ford (non-op) areas.

East Texas Haynesville Monetization

On January 15, 2025, the Company sold 90% of its interest in certain units with rights in the Cotton Valley and Haynesville basins in Harrison County, Texas and purchased a 10% interest in adjacent acreage, generating $6.3 million in net proceeds from the transactions. These transactions also established an area of mutual interest with the counterparty covering 10,000 gross acres. Amplify retained a 10% working interest in the units it divested and purchased a 10% working interest in the counterparty’s acreage. The net proceeds received from the purchase and sale transactions of $6.3 million is classified as a (gain) loss on sale of properties in our Unaudited Consolidated Statement of Operations. The Company sold its remaining 10% interest in those units with rights in the Cotton Valley and Haynesville basins during the fourth quarter of 2025.

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

Acquisition and Divesture Expenses

Acquisition and divestiture related expenses for third-party transactions are included in general and administrative expense in the accompanying Unaudited Condensed Statement of Consolidated Operations for the periods indicated below (in thousands):

	For the Three Months Ended
	March 31,
	2026	2025
Cost incurred related to the contemplated merger with Juniper Capital	$—	$1,591
Cost incurred related to the East Texas and Oklahoma divestitures	73	—
Other acquisition and divestitures expenses	—	38
	$73	$1,629

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

The carrying values of accounts receivables, accounts payables (including accrued liabilities), restricted investments and amounts outstanding under long-term debt agreements with variable rates included in the accompanying Unaudited Condensed Consolidated Balance Sheets approximated fair value at March 31, 2026 and December 31, 2025. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair market values of the derivative financial instruments reflected on the accompanying Unaudited Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 were based on estimated forward commodity prices. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following tables present the gross derivative assets and liabilities that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025 for each of the fair value hierarchy levels:

	Fair Value Measurements at March 31, 2026
			Significant
	Quoted Prices in	Significant Other	Unobservable
	Active Market	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value

	(In thousands)
Assets:
Commodity derivatives	$—	$3,972	$—	$3,972
Interest rate derivatives	—	—	—	—
Total assets	$—	$3,972	$—	$3,972

Liabilities:
Commodity derivatives	$—	$28,566	$—	$28,566
Interest rate derivatives	—	—	—	—
Total liabilities	$—	$28,566	$—	$28,566

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis, as reflected on the accompanying Unaudited Condensed Consolidated Balance Sheets. The following methods and assumptions are used to estimate the fair values:

●	The fair value of asset retirement obligations (“AROs”) is based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding factors such as the existence of a legal obligation for an ARO, amounts and timing of settlements, the credit-adjusted risk-free rate and inflation rates. The initial fair value estimates are based on unobservable market data and are classified within Level 3 of the fair value hierarchy. See Note 7 for a summary of changes in AROs.
●	Proved oil and natural gas properties are reviewed for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such properties. The Company uses an income approach based on the discounted cash flow method, whereby the present value of expected future net cash flows is discounted by applying an appropriate discount rate, for purposes of placing a fair value on the assets. The future cash flows are based on management’s estimates for the future. The unobservable inputs used to determine fair value include, but are not limited to, estimates of proved reserves, estimates of probable reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and natural gas properties (some of which are Level 3 inputs within the fair value hierarchy).
o	No impairment expense was recorded on proved oil and natural gas properties during the three months ended March 31, 2026 and 2025.

Note 6. Risk Management and Derivative Instruments

Derivative instruments are utilized to manage exposure to commodity price and interest rate fluctuations and to achieve a more predictable cash flow in connection with oil sales and borrowing related activities. These instruments limit exposure to declines in prices but also limit the benefits that would be realized if prices increase.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Certain inherent business risks are associated with commodity derivative contracts, including market risk and credit risk. Market risk is the risk that the price of oil will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from non-performance by the counterparty to a contract. It is the Company’s policy to enter into derivative contracts only with creditworthy counterparties, which are generally financial institutions, deemed by management as competent and competitive market makers. Some of the lenders, or certain of their affiliates, under the Company’s current credit agreements are counterparties to its derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with creditworthy counterparties that are generally large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. The Company has also entered into International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of its counterparties. The terms of the ISDA Agreements provide the Company and each of its counterparties with rights of set-off upon the occurrence of defined acts of default by either the Company or its counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. See Note 8 for additional information regarding the Company’s Revolving Credit Facility.

Commodity Derivatives

The Company may use a combination of commodity derivatives (e.g., floating-for-fixed swaps, put options and costless collars) to manage exposure to commodity price volatility. The Company recognizes all derivative instruments at fair value.

The Company also enters into oil derivative contracts indexed to NYMEX-WTI and ICE Brent.

At March 31, 2026, the Company had the following open commodity positions:

	Remaining
	2026	2027
Crude Oil Derivative Contracts:
Fixed price swap contracts (WTI):
Average monthly volume (Bbls)	151,333	76,167
Weighted-average fixed price	$65.27	$64.02

Fixed price swap contracts (ICE Brent) :
Average monthly volume (Bbls)	6,667	—
Weighted-average fixed price	$84.25	$—

Collar contracts:
Two-way collars (WTI)
Average monthly volume (Bbls)	—	3,750
Weighted-average floor price	$—	$65.00
Weighted-average ceiling price	$—	$77.50

Two-way collars (ICE Brent)
Average monthly volume (Bbls)	—	30,000
Weighted-average floor price	$—	$74.00
Weighted-average ceiling price	$—	$83.35

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at March 31, 2026 and December 31, 2025. There was no cash collateral received or pledged associated with the Company’s derivative instruments since most of its counterparties, or certain of its affiliates, to its derivative contracts are lenders under its Revolving Credit Facility.

		Asset	Liability	Asset	Liability
		Derivatives	Derivatives	Derivatives	Derivatives
		March 31,	March 31,	December 31,	December 31,
Type	Balance Sheet Location	2026	2026	2025	2025

		(In thousands)
Commodity contracts	Short-term derivative instruments	$1,344	$24,120	$15,429	$—
Interest rate swaps	Short-term derivative instruments	—	—	—	—
Gross fair value		1,344	24,120	15,429	—
Netting arrangements		(1,344)	(1,344)	—	—
Net recorded fair value	Short-term derivative instruments	$—	$22,776	$15,429	$—

Commodity contracts	Long-term derivative instruments	$2,628	$4,446	$3,425	$—
Interest rate swaps	Long-term derivative instruments	—	—	—	—
Gross fair value		2,628	4,446	3,425	—
Netting arrangements		(2,628)	(2,628)	—	—
Net recorded fair value	Long-term derivative instruments	$—	$1,818	$3,425	$—

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

		For the Three Months Ended
	Statements of	March 31,
	Operations Location	2026	2025
Commodity derivative contracts	Loss (gain) on commodity derivatives	$45,822	$14,317

Note 7. Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the Company’s portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the three months ended March 31, 2026 (in thousands):

Asset retirement obligations at beginning of period	$72,676
Liabilities added from acquisition or drilling	—
Liabilities settled	—
Liabilities removed upon sale of wells	—
Accretion expense	1,248
Revision of estimates	—
Asset retirement obligation at end of period	73,924
Less: Current portion	420
Asset retirement obligations - long-term portion	$73,504

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Long-Term Debt

The Company had no debt outstanding at March 31, 2026 and December 31, 2025.

Amended and Restated Credit Agreement

On July 31, 2023, OLLC and Amplify Acquisitionco LLC (“Acquisitionco”), as the direct parent of OLLC and wholly owned subsidiary of the Company, entered into the Amended and Restated Credit Agreement, providing for a senior secured reserve-based revolving credit facility. The Revolving Credit Facility is guaranteed by the Company and all of its material subsidiaries and secured by substantially all of their assets.

On December 31, 2025, OLLC entered into the Borrowing Base Redetermination, Commitment Increase and Second Amendment to the Credit Agreement (the “Second Amendment”), among OLLC, Acquisitionco, the guarantors party thereto, the lenders party thereto and Citizens Bank, N.A., as administrative agent for the lenders. The Second Amendment amended the Revolving Credit Facility to, among other things: (i) set the Borrowing Base at $25.0 million, with elected commitments of $15.0 million and (ii) extend the maturity date under the Revolving Credit Facility to December 31, 2028. Immediately prior to entering into the Second Amendment, KeyBank, National Association resigned as administrative agent under the Revolving Credit Facility and was replaced by Citizens Bank, N.A.

As of March 31, 2026, the borrowing base under the facility was $25.0 million with elected commitments of $15.0 million. The Revolving Credit Facility borrowing base is subject to redetermination on at least a semi-annual basis, primarily based on a reserve engineering report.

Certain key terms and conditions under the Revolving Credit Facility, as amended, include (but are not limited to):

●	A maturity date of December 31, 2028;
●	The loans shall bear interest at a rate per annum equal to (i) adjusted SOFR or (ii) an adjusted base rate, plus an applicable margin based on a utilization ratio of the lesser of the borrowing base and the aggregate commitments. The applicable margin ranges from 2.00% to 3.00% for adjusted base rate borrowings, and 3.00% to 4.00% for adjusted SOFR borrowings;
●	The unused commitments under the Revolving Credit Facility will accrue a commitment fee of 0.50%, payable quarterly in arrears;
●	Certain financial covenants, including the maintenance of (i) a net debt leverage ratio not to exceed 3.00 to 1.00, determined as of the last day of each fiscal quarter for the four fiscal-quarter period then ending and (ii) a current ratio of not less than 1.00 to 1.00, determined as of the last day of each fiscal quarter;
●	Certain events of default, including, without limitation: non-payment; breaches of representations and warranties; non-compliance with covenants or other agreements; cross-default to material indebtedness; judgments; change of control; and voluntary and involuntary bankruptcy; and
●	Minimum hedging requirements ranging from 25% to 75% depending on availability under the Revolving Credit Facility, of the reasonably projected monthly production of hydrocarbons from proved developed producing reserves for the 12-month period immediately following the date of determination.

As of March 31, 2026, the Company was in compliance with all the financial covenants (current ratio and total leverage ratio) and non-financial covenants associated with the Revolving Credit Facility.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid, excluding commitment fees, on the Company’s consolidated variable-rate debt obligations for the periods presented:

	For the Three Months Ended
	March 31,
	2026	2025
Revolving Credit Facility	—%	8.49%

Letters of Credit

At March 31, 2026, the Company had no letters of credit outstanding.

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with the Company’s Revolving Credit Facility were $0.9 million at March 31, 2026.

Note 9. Equity

Common Stock

The Company’s authorized capital stock includes 250,000,000 shares of Common Stock. The following is a summary of the changes in the Company’s Common Stock issued for the three months ended March 31, 2026:

Common Stock
Balance, December 31, 2025	40,719,957
Issuance of Common Stock	—
Restricted stock units vested	890,689
Shares withheld for taxes(1)	(321,940)
Balance, March 31, 2026	41,288,706
(1)	Represents the net settlement on vesting of restricted stock to satisfy tax withholding requirements.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Earnings (Loss) per Share

The following sets forth the calculation of earnings (loss) per share, or EPS, for the periods indicated (in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2026	2025
Net income (loss)	$(38,116)	$(5,861)
Less: Net income allocated to participating securities	—	—
Basic and diluted earnings available to common stockholders	$(38,116)	$(5,861)

Common shares:
Common shares outstanding — basic	41,143	40,188
Dilutive effect of potential common shares	—	—
Common shares outstanding — diluted	41,143	40,188

Net earnings (loss) per share:
Basic	$(0.93)	$(0.15)
Diluted(1)	$(0.93)	$(0.15)
(1)	The Company excluded 423,257 and 248,775 restricted stock units from the diluted weighted-average common shares outstanding for the three months ended March 31, 2026 and 2025, respectively, because their effect was anti-dilutive.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2026, TSU grants are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a straight-line basis over the requisite service period and forfeitures are accounted for as they occur. The unrecognized cost associated with the TSUs was $5.7 million at March 31, 2026. The Company expects to recognize the unrecognized compensation cost for these awards over a weighted average period of approximately 2.2 years.

The following table summarizes information regarding the TSUs activity for the period presented:

		Weighted-
		Average Grant-
	Number of	Date Fair Value
	Units	per Unit(1)
TSUs outstanding at December 31, 2025	1,252,925	$5.63
Granted(2)	678,402	$5.02
Forfeited	(12,459)	$5.02
Vested	(663,414)	$6.18
TSUs outstanding at March 31, 2026	1,255,454	$5.01
(1)	Determined by dividing the aggregate grant-date fair value of awards by the number of awards issued.
(2)	The aggregate grant-date fair value of TSUs issued for the three months ended March 31, 2026 was $3.4 million based on a grant-date market price at $5.02 per share.

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

The 2024, 2025 and 2026 PSU awards are accounted for as equity-classified awards and were issued with a three-year vesting period beginning on the grant date and ending on the third anniversary of the grant date. The three-year performance period for the 2024 awards is January 1, 2024 through December 31, 2026. The three-year performance period for the 2025 awards is January 1, 2025 through December 31, 2027. The three-year performance period for the 2026 awards is January 1, 2026 through December 31, 2028.

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

Compensation costs related to PSU awards are recorded as general and administrative expense. The unrecognized cost associated with PSU awards was $2.6 million at March 31, 2026. The Company expects to recognize the unrecognized compensation cost for PSU awards over a weighted-average period of approximately 2.2 years.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The below table reflects the ranges for the assumptions used in the Monte Carlo model for the 2026 PSUs:

February 2026
Expected volatility	57.0%
Dividend yield	0.00%
Risk-free interest rate	3.56%

The following table summarizes information regarding the PSU activity for the period presented:

		Weighted-
		Average Grant-
	Number of	Date Fair Value
	Units	per Unit(1)
PSUs outstanding at December 31, 2025	676,425	$8.79
Granted(2)	204,925	$6.86
Forfeited	(58,224)	$7.50
Vested	(227,275)	$12.75
PSUs outstanding at March 31, 2026	595,851	$6.74
(1)	Determined by dividing the aggregate grant-date fair value of awards by the number of awards issued.
(2)	The aggregate grant-date fair value of PSUs issued for the three months ended March 31, 2026 was $1.4 million based on a calculated fair value price at $6.86 per share.

Compensation Expense

The following table summarizes the amount of recognized compensation expense associated with the EIP Plans, which are reflected in the accompanying Unaudited Condensed Consolidated Statements of Operations for the periods presented (in thousands):

	For the Three Months Ended
	March 31,
	2026	2025
Share-based compensation costs
TSUs	$1,771	$1,288
PSUs	285	602
	$2,056	$1,890

Note 12. Leases

The Company has leases for office space, warehouse space and equipment in its corporate office and operating regions as well as vehicles, compressors and surface rentals related to its business operations. In addition, the Company has right-of-way leases to operate the San Pedro Bay Pipeline. Most of the Company’s leases, other than its corporate office lease, have an initial term and may be extended on a month-to-month basis after expiration of the initial term. Most of the Company’s leases can be terminated with 30-day prior written notice. The majority of its month-to-month leases are not included as a lease liability in its balance sheet because continuation of the lease is not reasonably certain. Additionally, the Company elected the short-term practical expedient to exclude leases with a term of twelve months or less. For the quarter ended March 31, 2026, all of the Company’s leases qualified as operating leases, and it did not have any existing or new leases qualifying as financing leases or variable leases.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2026 and 2025, the Company recognized approximately $0.4 million and $0.6 million, respectively, of costs relating to the operating leases in the Unaudited Condensed Consolidated Statements of Operations.

Supplemental cash flow information related to the Company’s lease liabilities is included in the table below:

	For the Three Months Ended
	March 31,
	2026	2025

	(In thousands)
Non-cash amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$299	$72

The following table presents the Company’s right-of-use assets and lease liabilities for the period presented:

	March 31,	December 31,
	2026	2025

	(In thousands)
Right-of-use asset	$2,698	$2,998

Lease liabilities:
Current lease liability	1,064	1,184
Long-term lease liability	2,341	2,568
Total lease liability	$3,405	$3,752

The following table reflects the Company’s maturity analysis of the minimum lease payment obligations under non-cancelable operating leases with a remaining term in excess of one year (in thousands):

	Office and	Leased vehicles
	warehouse	and office
	leases	equipment	Total
2026	$863	$156	$1,019
2027	849	192	1,041
2028	730	14	744
2029	730	—	730
2030 and thereafter	365	—	365
Total lease payments	3,537	362	3,899
Less: interest	467	27	494
Present value of lease liabilities	$3,070	$335	$3,405

The weighted average remaining lease terms and discount rate for all of the Company’s operating leases for the period presented:

	March 31,
	2026	2025
Weighted average remaining lease term (years):
Office and warehouse space	3.42	3.33
Vehicles	0.15	0.44
Weighted average discount rate:
Office and warehouse space	6.36%	5.13%
Vehicles	0.80%	1.83%

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Supplemental Disclosures to the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Cash Flows

Accrued Liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	March 31,	December 31,
	2026	2025
Accrued capital expenditures	$7,053	$5,335
Accrued lease operating expense	6,363	9,893
Accrued general and administrative expense	3,873	7,616
Accrued production and ad valorem tax	1,967	2,085
Operating lease liability	1,064	1,184
Asset retirement obligations	420	300
Accrued severance expense	—	6,306
Accrued commitment fee and other expense(1)	(64)	1,799
Other	8	—
Accrued liabilities	$20,684	$34,518
(1)

Accrued commitment fee and other expense at March 31, 2026 included post-divestiture accrual true-ups related to the Company’s East Texas and Oklahoma assets divestitures that were completed during the fourth quarter of 2025.

Accounts Receivable

Accounts receivable consisted of the following at the dates indicated (in thousands):

	March 31,	December 31,
	2026	2025
Oil and natural gas receivables	$9,009	$23,010
Other accounts receivable	13,768	10,048
Total accounts receivable	22,777	33,058
Less: allowance for credit losses	(2,917)	(2,917)
Total accounts receivable, net	$19,860	$30,141

Supplemental Cash Flows

Supplemental cash flows for the periods presented (in thousands):

	For the Three Months Ended
	March 31,
	2026	2025
Supplemental cash flows:
Cash paid for interest, net of amounts capitalized	$—	$2,291

Supplemental non-cash activity:
Increase (decrease) in capital expenditures included in accrued liabilities	1,719	6,167

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Related Party Transactions

Related Party Agreements

There have been no transactions between the Company and any related person in which the related person had a direct or indirect material interest for the three months ended March 31, 2026 and 2025.

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

The CODM uses consolidated net income to assess financial performance, allocating capital and other resources. The CODM uses consolidated net income in the annual budgeting and monthly forecasting process. Additionally, the CODM is regularly provided information on lease operating expense, gathering, processing and transportation and taxes other than income. Other segment items primarily consist of DD&A, accretion expense, general and administrative expense, pipeline incident loss, loss (gain) on commodity derivative, interest expense and income tax expense (benefit). Our significant segment expenses and other segment items are derived from and can be found within the Unaudited Consolidated Statement of Operations. The measure of segment assets is reported on the Unaudited Condensed Consolidated Balance Sheet as total assets and the measure of capital expenditures is reflected in the Unaudited Condensed Consolidated Statement of Cash Flows.

The following table provides financial information with respect to the Company’s single reportable segment for the periods indicated below:

	For the Three Months Ended
	March 31,
	2026	2025

	(In thousands)
Revenue	$37,464	$72,050
Less:
Lease operating expense	22,154	37,417
Gathering, processing and transportation	759	4,286
Taxes other than income	2,340	4,384
Other segment items	50,327	31,824
Net income (loss)	$(38,116)	$(5,861)

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Environmental costs for remediation are accrued based on estimates of known remediation requirements. Such accruals are based on management’s best estimate of the ultimate cost to remediate a site and are adjusted as further information and circumstances develop. Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies and regulatory approvals. Expenditures to mitigate or prevent future environmental contamination are capitalized. Ongoing environmental compliance costs are charged to expense as incurred. In accruing for environmental remediation liabilities, costs of future expenditures for environmental remediation are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable. At March 31, 2026 and December 31, 2025, the Company had no environmental reserves recorded in its Unaudited Condensed Consolidated Balance Sheet.

Beta Pipeline Incident

There have been no material changes to the legal proceedings, insurance receivables and costs associated with the incident that occurred at our producing oil property located at Beta (the “Incident”) as described in the Company’s annual financial statements included in its 2025 Form 10-K, except with respect to that disclosed below.

Excluding the costs associated with the resolution of the federal and state matters discussed in the 2025 Form 10-K, for the three months ended March 31, 2026, the Company incurred legal fees, loss load and other non-reimbursable expenses of less than $0.1 million that are classified as “Pipeline Incident Loss” on the Company’s Unaudited Condensed Consolidated Statements of Operations. For more information, please see the 2025 Form 10-K.

Sinking Fund Trust Agreement

Beta Operating Company, LLC (“Beta LLC”), a wholly owned subsidiary, assumed an obligation with a third party to make payments into a sinking fund in connection with the Company’s properties in federal waters offshore Southern California, the purpose of which is to provide funds adequate to decommission the portion of the San Pedro Bay Pipeline that lies within state waters and the surface facilities. Interest earned in the account stays in the account. The obligation to fund ceases when the aggregate value of the account reaches $4.3 million. As of March 31, 2026, the account balance included in restricted investments was approximately $4.7 million.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The below table outlines the updated funding commitment for these agreements at March 31, 2026 (in thousands):

	Payment Due by Period
Funding commitment	Total	Remaining 2026	2027	2028	2029	2030	Thereafter(1)
Federal escrow fund payments	$126,705	$6,000	$8,000	$8,000	$8,000	$8,000	$88,705
State escrow fund payments	7,804	775	1,034	1,034	1,034	1,034	2,893
Total sinking fund payments	$134,509	$6,775	$9,034	$9,034	$9,034	$9,034	$91,598
(1)	The remaining payments will be made during the years 2030 through 2042.

As of March 31, 2026, the Company has funded $38.1 million into the escrow accounts which is reflected in “Restricted investments” on the Unaudited Condensed Consolidated Balance Sheet.

Note 17. Income Taxes

The Company’s current income tax benefit (expense) was $0.0 million and less than ($0.1) million for the three months ended March 31, 2026 and 2025, respectively.

The Company’s deferred income tax benefit (expense) was $11.6 million and $1.5 million for the three months ended March 31, 2026 and 2025, respectively.

The effective tax rates for the three months ended March 31, 2026 and 2025 were 23.3% and 20.8%, respectively. The difference between the statutory U.S. federal income tax rate of 21% and the effective tax rate for the three months ended March 31, 2026 was primarily attributable to vested stock compensation and unrealized hedging book losses for 2026. Both items represent negative income drivers and moved in the same direction, resulting in an effective tax rate that exceeded the statutory rate. The difference between the statutory U.S. federal income tax rate of 21% and the effective tax rate for the three months ended March 31, 2025 was primarily due to vested stock compensation.

Note 18. Subsequent Events

Beta Royalty Relief

On, April 30, 2026, the Bureau of Safety and Environmental Enforcement (“BSEE”) informed the Company that it had been approved for End-of-Life Royalty Relief for the Company’s interests in three Pacific Outer Continental Shelf blocks (P-300, P-0301, and P-0306), referred to as the Beta unit in the Beta Field located in federal waters approximately 11 miles offshore from the Port of Long Beach, California. The royalty relief is effective beginning May 1, 2026 for the Beta leases. On the Company’s two primary producing leases, the royalty rate was reduced from approximately 25% to 12.5%, and on the third lease, the royalty rate was reduced from 16.67% to 8.33%.

Royalty relief rates will be suspended in months in which the rolling 12-month weighted average NYMEX oil and Henry Hub gas price exceeds $79.65 per BOE, which represents a 25% premium to the average realized price recognized by the Company during the qualification period. Royalty relief will end in the event that the rolling 12-month weighted average commodity prices exceed $79.65 per BOE, or if monthly production doubles the qualifying months’ average for 12 consecutive months.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and accompanying notes in “Item 1. Financial Statements” contained herein and in “Item 1A. Risk Factors” of our 2025 Form 10-K. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” in the front of this report.

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

The Company’s assets have historically consisted primarily of producing oil and natural gas properties located in Oklahoma, the Rockies (“Bairoil”), federal waters offshore Southern California (“Beta”), East Texas/North Louisiana and the Eagle Ford (non-op). The Company divested its assets in Oklahoma, East Texas/North Louisiana and the Eagle Ford (non-op) during the year ended December 31, 2025. As of March 31, 2026, the Company properties consist of its Bairoil and Beta oil and NGL producing properties. The oil and NGL properties are located in mature oil reservoirs. As of March 31, 2026, the Company is the operator of record for properties containing 100% of its total estimated proved reserves.

Industry Trends

We continue to monitor the impact of the actions of the Organization of the Petroleum Exporting Countries and other large producing nations; the Russia-Ukraine conflict; conflicts or entanglements in the Middle East or South America; global inventories of oil and natural gas and the uncertainty associated with recovering oil demand; inflation and future monetary policy; and governmental policies aimed at transitioning towards lower carbon energy. The Russia-Ukraine conflict and conflicts or entanglements in the Middle East and South America continue to evolve, and the extent to which these events may impact our business, results of operations, financial condition and cash flows will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

Divestiture Summary

In 2025, the Company worked to simplify its portfolio and strengthen its balance sheet. The Company made significant progress towards this goal throughout 2025, with the first transaction occurring in the first quarter of 2025 with the East Texas Haynesville monetization. Throughout the remainder of 2025, the Company completed additional divestiture transactions, including monetization and asset sales. These transactions continued management’s efforts to simplify the Company’s asset base. Management believes the divestiture transactions strengthened liquidity and further streamlined the Company’s asset portfolio. None of the asset dispositions qualified as discontinued operations.

Recent Developments

Beta Royalty Relief

On, April 30, 2026, the Bureau of Safety and Environmental Enforcement (“BSEE”) informed the Company that it had been approved for End-of-Life Royalty Relief for the Company’s interests in three Pacific Outer Continental Shelf blocks (P-300, P-0301, and P-0306), referred to as the Beta unit in the Beta Field located in federal waters approximately 11 miles offshore from the Port of Long Beach, California. The royalty relief is effective beginning May 1, 2026 for the Beta leases. On the Company’s two primary producing leases, the royalty rate was reduced from approximately 25% to 12.5%, and on the third lease, the royalty rate was reduced from 16.67% to 8.33%.

Royalty relief rates will be suspended in months in which the rolling 12-month weighted average NYMEX oil and Henry Hub gas price exceeds $79.65 per BOE, which represents a 25% premium to the average realized price recognized by the Company during the qualification period. Royalty relief will end in the event that the rolling 12-month weighted average commodity prices exceed $79.65 per BOE, or if monthly production doubles the qualifying months’ average for 12 consecutive months.

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

Sources of Revenues

Our revenues are derived from the sale of oil production, as well as the sale of NGLs that are extracted from natural gas during processing. Production revenues are derived entirely from the continental United States. Oil and NGL prices are inherently volatile and are influenced by many factors outside our control. In order to reduce the impact of fluctuations in oil prices on revenues, we intend to periodically enter into derivative contracts that fix the future prices received. At the end of each period, the fair value of these commodity derivative instruments is estimated and because hedge accounting is not elected, the changes in the fair value of unsettled commodity derivative instruments are recognized in earnings at the end of each accounting period.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates, including a discussion regarding the estimation uncertainty and the impact that our critical accounting estimates have had, or are reasonably likely to have, on our financial condition or results of operations, are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K. Significant estimates include, but are not limited to, oil and natural gas reserves, fair value estimates, revenue recognition and contingencies and insurance accounting. These estimates, in our opinion, are subjective in nature, require the use of professional judgment and involve complex analysis.

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

Results of Operations

The results of operations for the three months ended March 31, 2026 and 2025 have been derived from our unaudited condensed consolidated financial statements.

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

The following table summarizes certain of the results of operations for the periods indicated.

	For the Three Months Ended
	March 31,
	2026	2025

	($ In thousands except per unit amounts)
Oil and natural gas sales	$37,263	$70,341
Other revenues	201	1,709
Lease operating expense	22,154	37,417
Gathering, processing and transportation	759	4,286
Taxes other than income	2,340	4,384
Depreciation, depletion and amortization	5,660	8,494
General and administrative expense	8,913	10,815
Loss (gain) on commodity derivative instruments	45,822	14,317
Pipeline incident loss	12	396
(Gain) loss on sale of properties	(164)	(6,251)
Interest expense, net	988	3,519
Income tax (expense) benefit - current	—	(1)
Income tax (expense) benefit - deferred	11,558	1,538
Net income (loss)	(38,116)	(5,861)

Oil and natural gas revenues:
Oil sales	$37,408	$49,982
NGL sales	(93)	6,157
Natural gas sales	(52)	14,202
Total oil and natural gas revenues	$37,263	$70,341

Production volumes:
Oil (MBbls)	576	737
NGLs (MBbls)	2	263
Natural gas (MMcf)	7	3,647
Total (MBoe)	580	1,607
Average net production (MBoe/d)	6.4	17.9

Average realized sales price (excluding commodity derivatives):
Oil (per Bbl)	$64.93	$67.82
NGL (per Bbl)(1)	(37.36)	23.46
Natural gas (per Mcf)(1)	(6.93)	3.89
Total (per Boe)	$64.26	$43.76

Average unit costs per Boe:
Lease operating expense	$38.20	$23.28
Gathering, processing and transportation	1.31	2.67
Taxes other than income	4.03	2.73
General and administrative expense	15.37	6.73
Depletion, depreciation and amortization	9.76	5.29
(1)

The average realized sales price for the three months ended March 31, 2026, was negatively impacted by post-divestiture accrual estimate adjustments related to the Company’s East Texas and Oklahoma assets sales completed during the fourth quarter of 2025.

For the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

We reported a net loss of $38.1 million compared to a net loss of $5.9 million for the three months ended March 31, 2026 and 2025, respectively.

Oil, natural gas and NGL revenues were $37.3 million and $70.3 million for the three months ended March 31, 2026 and 2025, respectively. Average net production volumes were approximately 6.4 MBoe/d and 17.9 MBoe/d for the three months ended March 31, 2026 and 2025, respectively. The average realized sales prices were $64.26 per Boe and $43.76 per Boe for the three months ended March 31, 2026 and 2025, respectively. The decrease of $33.0 million in oil, natural gas and NGL revenue was primarily driven by the divestiture of our East Texas, Oklahoma and our non-operated Eagle Ford assets in 2025. Oil revenues for our Beta and Bairoil assets were $37.4 million and $39.9 million for the three months ended March 31, 2026 and 2025, respectively. The change in oil revenue at Beta and Bairoil was primarily due to lower realized oil commodity prices.

Other revenues were $0.2 million and $1.7 million for the three months ended March 31, 2026 and 2025, respectively. The decrease of $1.5 million in other revenue was primarily driven by the divestiture of our East Texas, Oklahoma and our non-operated Eagle Ford assets in 2025. For the three months ended March 31, 2026, other revenues primarily consisted of $0.1 million for pipeline transportation income. For the three months ended March 31, 2025, other revenues consisted of service revenues of $0.9 million with respect to our wholly owned subsidiary, Magnify Energy Services, and iodine sales of $0.7 million.

Lease operating expenses were $22.2 million and $37.4 million for the three months ended March 31, 2026 and 2025, respectively. On a per Boe basis, lease operating expenses were $38.20 and $23.28 for the three months ended March 31, 2026 and 2025, respectively. The decrease of $15.2 million in lease operating expense was primarily driven by the divestiture of our East Texas, Oklahoma and our non-operated Eagle Ford assets in 2025. Lease operating expenses for Beta and Bairoil were $22.0 million and $27.0 million for the three months ended March 31, 2026 and 2025, respectively. The decrease in lease operating expenses at Beta and Bairoil was primarily driven by lower CO2 costs and electricity at Bairoil and lower base costs at Beta.

Gathering, processing and transportation expenses were $0.8 million and $4.3 million for the three months ended March 31, 2026 and 2025, respectively. On a per Boe basis, gathering, processing and transportation expenses were $1.31 and $2.67 for the three months ended March 31, 2026 and 2025, respectively. The decrease of $3.5 million in gathering, processing and transportation expenses was primarily driven by the divestiture of our East Texas, Oklahoma and our non-operated Eagle Ford assets in 2025. Gathering, processing and transportation expenses for Beta were $0.7 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively.

Taxes other than income were $2.3 million and $4.4 million for the three months ended March 31, 2026 and 2025, respectively. On a per Boe basis, taxes other than income were $4.03 and $2.73 for the three months ended March 31, 2026 and 2025, respectively. The decrease of $2.0 million in taxes other than income was primarily driven by the divestiture of our East Texas, Oklahoma and our non-operated Eagle Ford assets in 2025. Taxes other than income at Beta and Bairoil were $2.3 million and $3.0 million for the three months ended March 31, 2026 and 2025, respectively. The decrease in taxes other than income was primarily driven by lower production taxes and lower NOx credits purchased.

Depreciation, depletion & amortization (“DD&A”) expenses were $5.7 million and $8.5 million for the three months ended March 31, 2026 and 2025, respectively. The decrease of $2.8 million in DD&A expense was primarily driven by the divestiture of our East Texas, Oklahoma and our non-operated Eagle Ford assets in 2025. DD&A expenses for Beta and Bairoil were $5.6 million and $4.0 million for the three months ended March 31, 2026 and 2025, respectively.

General and administrative expenses were $8.9 million and $10.8 million for the three months ended March 31, 2026 and 2025, respectively. The change in general and administrative expenses was primarily related to (i) a decrease of $1.6 million in acquisition and divestiture costs; (ii) a decrease of $0.5 million for salaries and other payroll benefits, (iii) a decrease of $0.1 million in legal expense, partially offset by (i) an increase of $0.3 million in severance expense, (ii) an increase of $0.6 million due to the elimination of COPAS overhead charges and (iii) an increase of $0.2 million in stock compensation expense. In addition, general and administrative expenses for the three months ended March 31, 2026 included a credit of $0.5 million for the management fees received for the transition services related to the divestiture of our East Texas and Oklahoma assets.

Acquisition and divestiture related expenses included the following for the periods indicated below (in thousands):

	For the Three Months Ended
	March 31,
	2026	2025
Cost incurred related to the contemplated merger with Juniper Capital	$—	$1,591
Cost incurred related to the East Texas and Oklahoma divestitures	73	—
Other acquisition and divestitures expenses	—	38
	$73	$1,629

Net loss (gain) on commodity derivative instruments of $45.8 million was recognized for the three months ended March 31, 2026, consisting of a $43.4 million decrease in the fair value of open positions and $2.6 million of cash settlements paid on expired positions, partially offset by $0.2 million of cash settlement received on terminated derivative instruments. Net loss on commodity derivative instruments of $14.3 million was recognized for the three months ended March 31, 2025, consisting of a $14.8 million decrease in the fair value of open positions, partially offset by $0.5 million of cash settlements received on expired positions.

Pipeline incident loss was less than $0.1 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively. The costs reflect certain expenses not expected to be recovered under an insurance policy. See Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

Gain on sale of properties was $0.2 million and $6.3 million for the three months ended March 31, 2026 and 2025. See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Item 1. Financial Statements” of this quarterly report for additional information.

Interest expense, net was $1.0 million for the three months ended March 31, 2026 and $3.5 million for the three months ended March 31, 2025. The change was primarily related to the Company paying off all outstanding debt as of December 31, 2025. In 2026, the Company will continue to have interest expense associated with its surety bonds.

Current income tax benefit (expense) was $0.0 million and was less than ($0.1) million for the three months ended March 31, 2026 and 2025, respectively. See additional information discussed in Note 17 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

Deferred income tax benefit (expense) was $11.6 million and $1.5 million for the three months ended March 31, 2026 and 2025, respectively. See additional information discussed in Note 17 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

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

	For the Three Months Ended
	March 31,
	2026	2025

	(In thousands)
Net (loss) income	$(38,116)	$(5,861)
Unrealized loss (gain) on commodity derivative instruments	43,448	14,820
Acquisition and divestiture-related expenses	73	1,629
Non-recurring costs:
(Gain) loss on sale of properties	(164)	(6,251)
Tax effect of adjustments(1)	19	971
Adjusted net income (loss)	$5,260	$5,308
(1)	The federal statutory rates were utilized for all periods presented.

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

Reconciliation of Net Income (Loss) to Adjusted EBITDA

	For the Three Months Ended
	March 31,
	2026	2025

	(In thousands)
Net income (loss)	$(38,116)	$(5,861)
Interest expense, net	988	3,519
Income tax expense (benefit) - current	—	1
Income tax expense (benefit) - deferred	(11,558)	(1,538)
DD&A	5,660	8,494
Accretion of AROs	1,248	2,183
Loss (gain) on commodity derivative instruments	45,822	14,317
Cash settlements (paid) received on expired commodity derivative instruments	(2,554)	503
(Gain) loss on sale of properties	(164)	(6,251)
Share-based compensation expense	2,056	1,890
Acquisition and divestiture related expenses	73	1,629
Severance payments	320	—
Amortization of gain associated with terminated commodity derivatives	(250)	159
Pipeline incident loss	12	396
Loss on settlement of AROs	30	(3)
Exploration costs	—	6
Other	204	—
Adjusted EBITDA	$3,771	$19,444

Reconciliation of Net Cash from Operating Activities to Adjusted EBITDA

	For the Three Months Ended
	March 31,
	2026	2025

	(In thousands)
Net cash provided by operating activities	$4,474	$25,501
Changes in working capital	(2,350)	(5,372)
Interest expense, net	988	3,519
(Gain) loss on sale of property	—	(6,251)
Acquisition and divestiture related expenses	73	1,629
Pipeline incident loss	12	396
Severance payments	320	—
Plugging and abandonment cost	30	171
Amortization and write-off of deferred financing fees	(80)	(315)
Cash settlements paid (received) on terminated derivatives	350	—
Amortization of gain associated with terminated commodity derivatives	(250)	159
Income tax expense (benefit) - current	—	1
Exploration costs	—	6
Other	204	—
Adjusted EBITDA	$3,771	$19,444

Liquidity and Capital Resources

Overview. The divestitures reduced our ongoing capital requirements and streamlined our operating profile, which we believe positions us with greater financial flexibility. Following the payoff of the debt facility, we no longer have any outstanding borrowings.

Our ability to finance our operations, including funding capital expenditures and acquisitions, to meet our indebtedness obligations, to refinance our indebtedness or to meet our collateral requirements will depend on our ability to generate cash in the future. Our primary sources of liquidity and capital resources have historically been cash flows generated by operating activities, borrowings under our Revolving Credit Facility, equity and debt capital markets and proceed from the sale of assets. However, future cash flows are subject to a number of variables, including the level of our oil and NGL production and the prices we receive for our oil production, and significant additional capital expenditures will be required to more fully develop our properties. We cannot assure you that operations and other needed capital will be available on acceptable terms, or at all. We anticipate funding our 2026 capital program from cash on hand and internally generated cash flow but retain the flexibility to utilize borrowings under debt facilities available to us, and/or to access the debt and equity capital markets. As we pursue reserve and production growth, we plan to monitor which capital resources, including equity and debt financings, are available to us to meet our future financial obligations, planned capital expenditure activities and liquidity requirements.

Based on our current oil price expectations, we believe existing cash and cash equivalents, any positive cash flows from operations and available borrowings under our Revolving Credit Facility will be sufficient to support working capital, capital expenditures and other cash requirements for at least the next 12 months and, based on our current expectations, for the foreseeable future thereafter.

Capital Markets. We do not currently anticipate any near-term capital markets activity, but we will continue to evaluate the availability of public debt and equity for funding capital needs.

Hedging. Commodity hedging has been and remains an important part of our strategy to reduce cash flow volatility. Our hedging activities are intended to support oil and NGL prices at targeted levels and to manage our exposure to commodity price fluctuations. We intend to enter into commodity derivative contracts at times and on terms desired to maintain a portfolio of commodity derivative contracts covering at least 25% - 75%, depending on availability under the Revolving Credit Facility, of our estimated production from total proved developed producing reserves over a one-year period at any given point of time. We may, however, from time to time, hedge more or less than this approximate amount. Additionally, we may take advantage of opportunities to modify our commodity derivative portfolio to change the percentage of our hedged production volumes when circumstances suggest that it is prudent to do so. Market conditions may also impact our ability to enter into future commodity derivative contracts.

We evaluate counterparty risks related to our commodity derivative contracts and trade credit. Should any of these financial counterparties not perform, we may not realize the benefit of some of our hedges under lower commodity prices. We sell our oil to a small number of purchasers. Non-performance by a customer could also result in a loss.

Capital Expenditures. Our total capital expenditures were approximately $21.0 million for the three months ended March 31, 2026, which were primarily related to the development program at Beta.

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

As of March 31, 2026, we had working capital (excluding commodity derivatives) of $34.6 million primarily from cash on hand of $41.5 million, accounts receivable of $19.9 million and prepaid expenses of $23.9 million partially offset by accrued liabilities of $20.7 million, revenues payable of $7.5 million, and accounts payable of $22.5 million.

Debt Agreement

Revolving Credit Facility. On December 31, 2025, we amended the Revolving Credit Facility with Citizens Bank, as administrative agent. As of March 31, 2026, the borrowing base under the facility was $25.0 million with elected commitments of $15.0 million. At March 31, 2026, the Company had no loans outstanding under the Revolving Credit Facility.

As of March 31, 2026, we had approximately $15.0 million of available borrowings under our Revolving Credit Facility.

As of March 31, 2026, we were in compliance with all the financial covenants (current ratio and total leverage ratio) and non-financial covenants associated with the Revolving Credit Facility.

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

Sinking Fund Payments. We have a funding requirement to fund two trust accounts to comply with supplemental regulatory bonding requirements related to our decommissioning obligations for the Beta production facilities. As of March 31, 2026, our future commitments under these agreements were $6.8 million for the remainder of 2026 and $9.0 million per year until the escrow accounts are fully funded. See Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for the three months ended March 31, 2026 and 2025 have been derived from our Unaudited Condensed Consolidated Financial Statements. As a result of the divestiture activity in 2025, the period-to-period comparisons of these results and certain financial data may not be comparable or indicative of future results. For information regarding the individual components of our cash flow amounts, see our Unaudited Condensed Consolidated Statements of Cash Flows included under “Item 1. Financial Statements” of this quarterly report.

	For the Three Months Ended
	March 31,
	2026	2025

	(In thousands)
Net cash provided by operating activities	$4,474	$25,501
Net cash used in investing activities	(21,558)	(21,497)
Net cash used in financing activities	(2,096)	(4,004)

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net cash provided by operating activities was $4.5 million and $25.5 million for the three months ended March 31, 2026 and 2025, respectively.

Production volumes were approximately 6.4 MBoe/d and 17.9 MBoe/d for the three months ended March 31, 2026 and 2025, respectively. The average realized sales price was $64.26 per Boe and $43.76 per Boe for the three months ended March 31, 2026 and 2025, respectively.

Net cash provided by operating activities for the three months ended March 31, 2026 included $2.6 million of cash paid on expired commodity derivative instruments compared to $0.5 million of cash received on expired commodity derivatives for the three months ended March 31, 2025. For the three months ended March 31, 2026, we had a net loss on commodity derivative instruments of $45.8 million compared to a net loss on commodity derivative instruments of $14.3 million for the three months ended March 31, 2025.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2026 was $21.6 million, of which $19.0 million was used for additions to oil and natural gas properties. Net cash used in investing activities for the three months ended March 31, 2025 was $21.5 million. Additions to oil and natural gas properties were $24.9 million for the three months ended March 31, 2025 and $0.3 million for additions to other property and equipment for the three months ended March 31, 2025.

In January 2025, we purchased and sold certain rights, title and interest in assets in East Texas to a third party, whereby we received net proceeds of $6.3 million. See additional information discussed in Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with our Beta properties. Additions to restricted investments were $2.5 million for the three months ended March 31, 2026 and 2025, respectively.

Financing Activities. Shares withheld for taxes were $2.1 million and $2.0 million for the three months ended March 31, 2026 and 2025, respectively. The Company had no debt outstanding for the three months ended March 31, 2026. For the three months ended March 31, 2025 we had net repayments of $2.0 million related to our Revolving Credit Facility.

Off–Balance Sheet Arrangements

As of March 31, 2026, we had no off–balance sheet arrangements.

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

ITEM 4.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of the Company, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer of the Company, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. As previously disclosed in Item 9A of our Annual Report on Form 10‑K for the year ended December 31, 2025, management identified a material weakness in internal control over financial reporting related to the Company’s lack of appropriate control processes and activities to sufficiently mitigate for changes in personnel with the necessary technical and accounting knowledge, experience, and training. Because of this material weakness, our disclosure controls and procedures were not effective as of March 31, 2026.

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

Notwithstanding this material weakness, our management concluded that our unaudited consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in conformity with accounting principles generally accepted in the United States.

Our management is committed to maintaining a strong internal control environment. In response to the identified material weakness above, management, with the oversight of the audit committee of the board of directors of the Company, is taking comprehensive actions to remediate the above material weakness. Our remediation plans include the following:

●	Strengthening documentation for management’s interpretation of technical accounting treatment; and
●	Enhancing training and providing additional support for all participants in the accounting processes.

We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the material weakness expeditiously. The material weakness will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. These remediation efforts are ongoing, and the material weakness has not yet been fully remediated as of March 31, 2026.

Change in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, with the exception of the remediation efforts related to the material weakness discussed above.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2, respectively, to this quarterly report.

PART II—OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

For a discussion of the legal proceedings associated with the Incident, see Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report and the annual financial statements and related notes included in our 2025 Form 10-K.

Future litigation may be necessary, among other things, to defend ourselves by determining the scope, enforceability, and validity of claims. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 1A.RISK FACTORS.

Our business faces many risks. Any of the risks discussed elsewhere in this quarterly report and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. There have been no material changes to the risk factors disclosed in Part I, Item 1A in our 2025 Form 10-K.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes our repurchase activity during the three months ended March 31, 2026:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
			Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased	Paid per Share	or Programs	Plans or Programs(1)
				(In thousands)
Common Shares Repurchased(1)
January 1, 2026 - January 31, 2026	179,036	$4.77	—	n/a
February 1, 2026 - February 28, 2026	134,601	$5.02	—	n/a
March 1, 2026 - March 31, 2026	8,303	$6.11	—	n/a
(1)	Common shares are generally net-settled by shareholders to cover the required withholding tax upon vesting. We repurchased the remaining vesting shares on the vesting date at current market price. See Note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

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

Amplify Energy Corp.
(Registrant)

Date:	May 11, 2026	By:	/s/ James Frew
		Name:	James Frew
		Title:	President and Chief Financial Officer

		By:	/s/ Daniel Furbee
		Name:	Daniel Furbee
		Title:	Chief Executive Officer