Form 10-Q
period 2026-06-30
Amplify Energy Corp.
filed 2026-08-10
CIK 1533924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).   Yes  ☐    No  ☑

Securities Registered Pursuant to Section 12(b):

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AMPY	NYSE

As of August 6, 2026, the registrant had 41,456,450 outstanding shares of common stock, $0.01 par value outstanding.

AMPLIFY ENERGY CORP.

		Page
	Glossary of Oil and Natural Gas Terms	1
	Names of Entities	4
	Cautionary Note Regarding Forward-Looking Statements	5

PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements	9
	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025	9
	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2026 and 2025	10
	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025	11
	Unaudited Condensed Consolidated Statements of Equity for the Three and Six Months Ended June 30, 2026 and 2025	12
	Notes to Unaudited Condensed Consolidated Financial Statements	13
	Note 1 – Organization and Basis of Presentation	13
	Note 2 – Summary of Significant Accounting Policies	14
	Note 3 – Revenue	14
	Note 4 – Acquisitions and Divestitures	15
	Note 5 – Fair Value Measurements of Financial Instruments	17
	Note 6 – Risk Management and Derivative Instruments	19
	Note 7 – Asset Retirement Obligations	21
	Note 8 – Long-Term Debt	21
	Note 9 – Equity	23
	Note 10 – Earnings (Loss) per Share	23
	Note 11 – Long-Term Incentive Plans	23
	Note 12 – Leases	26
	Note 13 – Supplemental Disclosures to the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Cash Flows	27
	Note 14 – Related Party Transactions	28
	Note 15 – Segment Reporting	28
	Note 16 – Commitments and Contingencies	29
	Note 17 – Income Taxes	30
	Note 18 – Subsequent Events	31

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	45

PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3.	Defaults Upon Senior Securities	46
Item 4.	Mine Safety Disclosures	46
Item 5.	Other Information	46
Item 6.	Exhibits	47

Signatures		48

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

MMA: Marine Minerals Administration

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

All statements, other than statements of historical fact included in this report, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “outlook,” “continue,” the negative of such terms or other comparable terminology. These statements address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as projections of results of operations, plans for growth, goals, future capital expenditures, competitive strengths, references to future intentions and other such references. These forward-looking statements involve risks and uncertainties. Important factors that could cause our actual results or financial condition to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following risks and uncertainties:

●	the concentration of the Company’s properties in a limited number of geographic locations and the Company’s dependence upon a small number of significant customers; including potential difficulties in the marketing of oil related to such small number of significant customers;
●	the uncertainty inherent in the development and production of oil;
●	the potential for additional impairments due to continuing or future declines in oil and NGL prices;
●	volatility in the prices for oil and NGLs, including due to actions taken by the Organization of the Petroleum Exporting Countries (OPEC+) as it pertains to global supply and demand of, and prices for such commodities;
●	the uncertainty inherent in estimating quantities of oil and NGL reserves;
●	the existence of unanticipated liabilities or problems relating to acquired or divested businesses or properties;
●	potential shortages of, or increased costs for, drilling and production equipment and supply materials for production, such as CO2;
●	the impact of local, state and federal governmental regulations, including those related to climate change and potential changes in these regulations;
●	changes to the financial condition of counterparties;
●	the impact of, and our ability to, remediate the identified material weaknesses in our internal controls over financial reporting;

●	our ability to access funds on acceptable terms, if at all, due to potentially worsening economic conditions, including continued or further inflation, disruption in the financial markets, the imposition of tariffs or trade or other economic sanctions and political instability;
●	our substantial future capital requirements, which may be subject to limited availability of financing;
●	our need to make accretive acquisitions or substantial capital expenditures to maintain our declining asset base;
●	potential acquisitions, including our ability to make acquisitions on favorable terms or to integrate acquired properties;
●	the consequences of changes we have made, or may make from time to time in the future, to our capital expenditure budget, including the impact of those changes on our production levels, reserves, results of operations and liquidity;
●	our ability to satisfy debt obligations;
●	uncertainties surrounding the success of our secondary and tertiary recovery efforts;
●	competition in the oil and natural gas industry;
●	our results of evaluation and implementation of strategic alternatives;
●	the Company’s implementation of the share repurchase program and resulting purchases thereunder;
●	general political and economic conditions, globally and in the jurisdictions in which we operate, including the Russian invasion of Ukraine, ongoing conflicts or entanglements in the Middle East, trade wars and the potential destabilizing effect such conflicts may pose for those regions and/or the global oil and natural gas markets;
●	the impact of climate change and natural disasters, such as earthquakes, tidal waves, mudslides, fires and floods;
●	the risk that our hedging strategy may be ineffective or may reduce our income;
●	risks related to a redetermination of the borrowing base under our senior secured reserve-based revolving credit facility (the “Revolving Credit Facility”);
●	our ability to access funds on acceptable terms, if at all, because of the terms and conditions governing our indebtedness, including financial covenants;
●	the cost and availability of insurance as well as operating risks that may not be covered by an effective indemnity or insurance;
●	actions of third-party co-owners of interests in properties in which we also own an interest; and
●	other risks and uncertainties described in “Item 1A. Risk Factors.”

The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the events or circumstances described in any forward-looking statement will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in “Part I—Item 1A. Risk Factors” of Amplify’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 9, 2026 (“2025 Form 10-K”). All forward-looking statements speak only as of the date of this report. The Company does not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to the Company or persons acting on its behalf.

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding shares)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$21,212	$60,666
Accounts receivable, net (see Note 13)	19,532	30,141
Short-term derivative instruments	—	15,429
Prepaid expenses and other current assets	24,965	24,358
Total current assets	65,709	130,594
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	429,499	388,920
Support equipment and facilities	155,995	154,954
Other	9,680	9,601
Accumulated depreciation, depletion and amortization	(375,110)	(364,534)
Property and equipment, net	220,064	188,941
Long-term derivative instruments	836	3,425
Restricted investments	45,272	40,241
Operating lease - long term right-of-use asset	2,441	2,998
Deferred tax asset	238,993	233,334
Other long-term assets	2,779	1,367
Total assets	$576,094	$600,900

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$22,055	$17,901
Revenues payable	5,032	5,638
Accrued liabilities (see Note 13)	20,385	34,518
Short-term derivative instruments	2,807	—
Total current liabilities	50,279	58,057
Asset retirement obligations	74,757	72,376
Operating lease liability	2,130	2,568
Other long-term liabilities	9,841	9,176
Total liabilities	137,007	142,177
Commitments and contingencies (see Note 16)
Stockholders' equity:
Preferred stock, $0.01 par value: 50,000,000 shares authorized; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value: 250,000,000 shares authorized; 41,289,239 and 40,719,957 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	413	407
Additional paid-in capital	446,991	445,816
Accumulated earnings (deficit)	(8,317)	12,500
Total stockholders' equity	439,087	458,723
Total liabilities and equity	$576,094	$600,900

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues:
Oil and natural gas sales	$52,577	$66,774	$89,840	$137,115
Other revenues	109	1,587	310	3,296
Total revenues	52,686	68,361	90,150	140,411

Costs and expenses:
Lease operating expense	22,676	38,622	44,830	76,039
Gathering, processing and transportation	684	4,723	1,443	9,009
Taxes other than income	3,044	4,299	5,384	8,683
Depreciation, depletion and amortization	4,916	9,765	10,576	18,259
Impairment expense	—	8,448	—	8,448
General and administrative expense	6,993	11,197	15,906	22,012
Accretion of asset retirement obligations	1,270	2,210	2,518	4,393
Loss (gain) on commodity derivative instruments	(9,009)	(22,162)	36,813	(7,845)
Pipeline incident loss	167	195	179	591
Gain on sale of properties	(1,573)	(1,545)	(1,737)	(7,796)
Other, net	273	50	303	53
Total costs and expenses	29,441	55,802	116,215	131,846
Operating income (loss)	23,245	12,559	(26,065)	8,565
Other income (expense):
Interest expense, net	(910)	(3,594)	(1,898)	(7,113)
Other income (expense)	863	(666)	1,487	(551)
Total other income (expense)	(47)	(4,260)	(411)	(7,664)
Income (loss) before income taxes	23,198	8,299	(26,476)	901
Income tax (expense) benefit - current	—	(495)	—	(496)
Income tax (expense) benefit - deferred	(5,899)	(1,420)	5,659	118
Net income (loss)	$17,299	$6,384	$(20,817)	$523

Allocation of net income (loss) to:
Net income (loss) available to common stockholders	$16,605	$6,039	$(20,817)	$496
Net income (loss) allocated to participating securities	694	345	—	27
Net income (loss) available to Amplify Energy Corp.	$17,299	$6,384	$(20,817)	$523

Earnings (loss) per share: (See Note 10)
Basic and diluted earnings (loss) per share	$0.40	$0.15	$(0.51)	$0.01
Weighted average common shares outstanding:
Basic and diluted	41,289	40,349	41,216	40,269

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(20,817)	$523
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	10,576	18,259
Impairment expense	—	8,448
Loss (gain) on derivative instruments	36,813	(7,845)
Cash settlements (paid) received on expired derivative instruments	(16,169)	5,284
Cash settlements received (paid) on terminated derivative instruments	(350)	—
Deferred income tax expense (benefit)	(5,659)	(118)
Accretion of asset retirement obligations	2,518	4,393
Gain on sale of properties	(1,737)	—
Share-based compensation (see Note 11)	3,297	3,880
Settlement of asset retirement obligations	(60)	(525)
Amortization and write-off of deferred financing costs	167	630
Bad debt expense	566	53
Changes in operating assets and liabilities:
Accounts receivable	9,926	4,968
Prepaid expenses and other assets	(576)	2,116
Payables and accrued liabilities	(10,312)	9,124
Other	(874)	—
Net cash provided by operating activities	7,309	49,190
Cash flows from investing activities:
Additions to oil and gas properties	(42,190)	(52,227)
Additions to other property and equipment	(79)	(649)
Additions to restricted investments	(5,031)	(5,100)
Divestiture post-closing adjustment receipts	2,724	—
Proceeds from the sale of other oil and natural gas properties	—	7,796
Net cash used in investing activities	(44,576)	(50,180)
Cash flows from financing activities:
Advances on Revolving Credit Facility	—	74,000
Payments on Revolving Credit Facility	—	(71,000)
Deferred financing costs	(71)	—
Shares withheld for taxes	(2,116)	(2,010)
Net cash (used in) provided by financing activities	(2,187)	990
Net change in cash and cash equivalents	(39,454)	—
Cash and cash equivalents, beginning of period	60,666	—
Cash and cash equivalents, end of period	$21,212	$—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Stockholders' Equity
		Additional	Accumulated
	Common	Paid-in	Earnings
	Stock	Capital	(Deficit)	Total
Balance at December 31, 2025	$407	$445,816	$12,500	$458,723
Net income (loss)	—	—	(38,116)	(38,116)
Share-based compensation expense	—	2,056	—	2,056
Shares withheld for taxes	—	(2,096)	—	(2,096)
Other	6	(6)	—	—
Balance at March 31, 2026	413	445,770	(25,616)	420,567
Net income (loss)	—	—	17,299	17,299
Share-based compensation expense	—	1,241	—	1,241
Shares withheld for taxes	—	(20)	—	(20)
Balance at June 30, 2026	$413	$446,991	$(8,317)	$439,087

	Stockholders' Equity
		Additional	Accumulated
	Common	Paid-in	Earnings
	Stock	Capital	(Deficit)	Total
Balance at December 31, 2024	$399	$439,981	$(31,468)	$408,912
Net income (loss)	—	—	(5,861)	(5,861)
Share-based compensation expense	—	1,890	—	1,890
Shares withheld for taxes	—	(2,004)	—	(2,004)
Other	5	(5)	—	—
Balance at March 31, 2025	404	439,862	(37,329)	402,937
Net income (loss)	—	—	6,384	6,384
Share-based compensation expense	—	1,990	—	1,990
Shares withheld for taxes	—	(6)	—	(6)
Balance at June 30, 2025	$404	$441,846	$(30,945)	$411,305

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

As of June 30, 2026, the Company’s properties consist of its Bairoil and Beta oil and NGL producing properties. The oil and NGL properties are located in mature oil reservoirs. As of June 30, 2026, the Company is the operator of record for properties containing 100% of its total estimated proved reserves.

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

New Accounting Pronouncements

Income Statement –Expense Disaggregation Disclosures. In November 2024, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update which requires disaggregated disclosures of income statement expenses for public business entities. The guidance will require companies to disclose disaggregated information about specific natural expense categories underlying certain income statement expense line items that are considered relevant because they include one or more of the five natural expense categories, as applicable: (1) purchase of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization and (5) depreciation, depletion and amortization (“DD&A”) recognized as part of oil and gas producing activities or other depletion expenses. The new guidance is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of this guidance on the Company’s financial disclosures. Adoption of the update is not expected to impact the Company’s financial position, results of operations or liquidity.

Interim Reporting - Narrow Scope Improvements. In December 2025, the FASB issued an accounting standard update which clarifies the scope and presentation requirements for interim GAAP financial statements and consolidates interim disclosure requirements. The guidance requires entities to disclose events or changes that have occurred since the end of the previous annual reporting period and have a material impact on the entity. The new guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption allowed. The Company is currently evaluating the effect the updated guidance will have on the Company’s financial statements and related disclosures.

Environmental Credits and Environmental Credit Obligations. In May 2026, the FASB issued an accounting standard update which provides recognition, measurement, presentation and disclosure requirements for (1) environmental credits and (2) compliance obligations that may be settled by using environmental credits. The guidance is effective for annual periods (and interim reporting periods within those annual periods) beginning after December 15, 2027. The Company is currently evaluating the impact of this guidance on the Company’s financial presentation and disclosures.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(In thousands)
Revenues
Oil(1)	$52,536	$49,705	$89,944	$99,686
NGLs(2)	157	5,648	65	11,806
Natural gas(2)	(116)	11,421	(169)	25,623
Oil and natural gas sales	$52,577	$66,774	$89,840	$137,115
(1)	NGLs produced in Bairoil are treated as condensate and reflected within the commodity line for oil.
(2)

Revenues for the three and six months ended June 30, 2026 included post-divestiture true-ups related to the Company’s East Texas and Oklahoma assets divestitures that were completed during the fourth quarter of 2025. The Company did not have any revenue sales related to natural gas and NGLs for the three and six months ended June 30, 2026 and therefore the revenues for the period are not indicative of ongoing commodity sales from retained assets.

Contract Balances

Under the Company’s sales contracts, the Company invoices customers once its performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s contracts do not give rise to contract assets or liabilities. Accounts receivable attributable to the Company’s revenue contracts with customers were $17.4 million at June 30, 2026, $23.0 million at December 31, 2025 and $28.5 million at December 31, 2024.

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

Note 4. Acquisitions and Divestitures

2026 Acquisitions and Divestitures

No acquisition or divestiture activity occurred during the three or six months ended June 30, 2026.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As a result of the divestitures, as of June 30, 2026, the Company no longer holds any assets in the East Texas/North Louisiana, Oklahoma, or Eagle Ford (non-op) areas.

During the six months ended June 30, 2026, the Company finalized customary post-closing adjustments related to the prior year sale of certain oil and natural gas properties. As a result of the final settlement process, the Company recognized an additional gain of $1.7 million, which was recorded in gain on sale of properties in our Unaudited Consolidated Statement of Operations.

East Texas Haynesville Monetization

On January 15, 2025, the Company sold 90% of its interest in certain units with rights in the Cotton Valley and Haynesville basins in Harrison County, Texas and purchased a 10% interest in adjacent acreage, generating $6.3 million in net proceeds from the transactions. These transactions also established an area of mutual interest with the counterparty covering 10,000 gross acres. Amplify retained a 10% working interest in the units it divested and purchased a 10% working interest in the counterparty’s acreage. The net proceeds received from the purchase and sale transactions of $6.3 million is classified as a gain on sale of properties in our Unaudited Consolidated Statement of Operations. The Company sold its remaining 10% interest in those units with rights in the Cotton Valley and Haynesville basins during the fourth quarter of 2025.

On May 1, 2025, the Company sold 90% of its interest in three additional units with rights in the Haynesville basin in Panola and Shelby Counties, Texas to a third party. Amplify retained a 10% working interest in the units it divested. The net proceeds from the transaction of $1.5 million are classified as a gain on sale of properties in our Unaudited Consolidated Statement of Operations.

Sale of Non-Operated Eagle Ford Assets

On July 1, 2025, the Company closed a transaction to divest certain of its non-operated Eagle Ford assets for an aggregate cash purchase price of $23.0 million, excluding $1.9 million final post-closing adjustments, resulting in a final adjusted purchase price of $21.1 million (the “Eagle Ford Asset Sale”).

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Acquisition and Divesture Expenses

Acquisition and divestiture related expenses for third-party transactions are included in general and administrative expense in the accompanying Unaudited Condensed Statement of Consolidated Operations for the periods indicated below (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Cost incurred related to the contemplated merger with Juniper Capital	$—	$1,004	$—	$2,595
Cost incurred related to the East Texas and Oklahoma divestitures	97	—	170	—
Other acquisition and divestitures expenses	—	1,342	—	1,380
	$97	$2,346	$170	$3,975

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

The carrying values of accounts receivables, accounts payables (including accrued liabilities), restricted investments and amounts outstanding under long-term debt agreements with variable rates included in the accompanying Unaudited Condensed Consolidated Balance Sheets approximated fair value at June 30, 2026 and December 31, 2025. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair market values of the derivative financial instruments reflected on the accompanying Unaudited Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 were based on estimated forward commodity prices. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the gross derivative assets and liabilities that are measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025 for each of the fair value hierarchy levels:

	Fair Value Measurements at June 30, 2026
			Significant
	Quoted Prices in	Significant Other	Unobservable
	Active Market	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value

	(In thousands)
Assets:
Commodity derivatives	$—	$5,208	$—	$5,208
Total assets	$—	$5,208	$—	$5,208

Liabilities:
Commodity derivatives	$—	$7,179	$—	$7,179
Total liabilities	$—	$7,179	$—	$7,179

Fair Value Measurements at December 31, 2025
Significant
	Quoted Prices in	Significant Other	Unobservable
	Active Market	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value

(In thousands)
Assets:
Commodity derivatives	$—	$18,854	$—	$18,854
Total assets	$—	$18,854	$—	$18,854

Liabilities:
Commodity derivatives	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

See Note 6 for additional information regarding the Company’s derivative instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis, as reflected on the accompanying Unaudited Condensed Consolidated Balance Sheets. The following methods and assumptions are used to estimate the fair values:

●	The fair value of asset retirement obligations (“AROs”) is based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding factors such as the existence of a legal obligation for an ARO, amounts and timing of settlements, the credit-adjusted risk-free rate and inflation rates. The initial fair value estimates are based on unobservable market data and are classified within Level 3 of the fair value hierarchy. See Note 7 for a summary of changes in AROs.
●	Proved oil and natural gas properties are reviewed for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such properties. The Company uses an income approach based on the discounted cash flow method, whereby the present value of expected future net cash flows is discounted by applying an appropriate discount rate, for purposes of placing a fair value on the assets. The future cash flows are based on management’s estimates for the future. The unobservable inputs used to determine fair value include, but are not limited to, estimates of proved reserves, estimates of probable reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and natural gas properties (some of which are Level 3 inputs within the fair value hierarchy).

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

o	No impairment expense was recorded on proved oil and natural gas properties during the three and six months ended June 30, 2026.
o	The Company recorded an impairment expense of $8.4 million for both the three and six months ended June 30, 2025 to reduce the net book value of our non-operated Eagle Ford assets to fair value less costs to sell. See additional information regarding Eagle Ford Asset Sale in Note 4.

Note 6. Risk Management and Derivative Instruments

Derivative instruments are utilized to manage exposure to commodity price fluctuations and to achieve a more predictable cash flow in connection with oil sales and borrowing related activities. These instruments limit exposure to declines in prices but also limit the benefits that would be realized if prices increase.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2026, the Company had the following open commodity positions:

	Remaining
	2026	2027
Crude Oil Derivative Contracts:
Fixed price swap contracts (WTI):
Average monthly volume (Bbls)	147,000	76,167
Weighted-average fixed price	$65.50	$64.02

Fixed price swap contracts (ICE Brent):
Average monthly volume (Bbls)	10,000	3,750
Weighted-average fixed price	$84.25	$75.00

Collar contracts:
Two-way collars (WTI)
Average monthly volume (Bbls)	—	3,750
Weighted-average floor price	$—	$65.00
Weighted-average ceiling price	$—	$77.50

Two-way collars (ICE Brent)
Average monthly volume (Bbls)	—	30,000
Weighted-average floor price	$—	$74.00
Weighted-average ceiling price	$—	$83.35

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at June 30, 2026 and December 31, 2025. There was no cash collateral received or pledged associated with the Company’s derivative instruments since most of its counterparties, or certain of its affiliates, to its derivative contracts are lenders under its Revolving Credit Facility.

		Asset	Liability	Asset	Liability
		Derivatives	Derivatives	Derivatives	Derivatives
		June 30,	June 30,	December 31,	December 31,
Type	Balance Sheet Location	2026	2026	2025	2025

		(In thousands)
Commodity contracts	Short-term derivative instruments	$2,902	$5,709	$15,429	$—
Gross fair value		2,902	5,709	15,429	—
Netting arrangements		(2,902)	(2,902)	—	—
Net recorded fair value	Short-term derivative instruments	$—	$2,807	$15,429	$—

Commodity contracts	Long-term derivative instruments	$2,306	$1,470	$3,425	$—
Gross fair value		2,306	1,470	3,425	—
Netting arrangements		(1,470)	(1,470)	—	—
Net recorded fair value	Long-term derivative instruments	$836	$—	$3,425	$—

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

		For the Three Months Ended		For the Six Months Ended
	Statements of	June 30,		June 30,
	Operations Location	2026	2025	2026	2025
Commodity derivative contracts	Loss (gain) on commodity derivatives	$(9,009)	$(22,162)	$36,813	$(7,845)

Note 7. Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the Company’s portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the six months ended June 30, 2026 (in thousands):

Asset retirement obligations at beginning of period	$72,676
Liabilities added from acquisition or drilling	—
Liabilities settled	(60)
Liabilities removed upon sale of wells	—
Accretion expense	2,518
Revision of estimates	43
Asset retirement obligation at end of period	75,177
Less: Current portion	420
Asset retirement obligations - long-term portion	$74,757

Note 8. Long-Term Debt

The Company had no debt outstanding at June 30, 2026 and December 31, 2025.

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

On June 10, 2026, the Company completed the spring borrowing base redetermination, which reaffirmed the borrowing base at $25.0 million. The next regularly scheduled borrowing base redetermination is expected to occur in fall 2026.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2026, the borrowing base under the facility was $25.0 million with elected commitments of $15.0 million. The Revolving Credit Facility borrowing base is subject to redetermination on at least a semi-annual basis, primarily based on a reserve engineering report.

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

As of June 30, 2026, the Company was in compliance with all the financial covenants (current ratio and total leverage ratio) and non-financial covenants associated with the Revolving Credit Facility.

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid, excluding commitment fees, on the Company’s consolidated variable-rate debt obligations for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revolving Credit Facility	—%	8.40%	—%	8.43%

Letters of Credit

At June 30, 2026, the Company had no letters of credit outstanding.

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with the Company’s Revolving Credit Facility were $0.9 million at June 30, 2026.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Equity

Common Stock

The Company’s authorized capital stock includes 250,000,000 shares of Common Stock. The following is a summary of the changes in the Company’s Common Stock issued for the six months ended June 30, 2026:

Common Stock
Balance, December 31, 2025	40,719,957
Issuance of Common Stock	—
Restricted stock units vested	891,447
Shares withheld for taxes(1)	(322,165)
Balance, June 30, 2026	41,289,239
(1)	Represents the net settlement on vesting of restricted stock to satisfy tax withholding requirements.

Note 10. Earnings (Loss) per Share

The following sets forth the calculation of earnings (loss) per share, or EPS, for the periods indicated (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income (loss)	$17,299	$6,384	$(20,817)	$523
Less: Net income allocated to participating securities	694	345	—	27
Basic and diluted earnings available to common stockholders	$16,605	$6,039	$(20,817)	$496

Common shares:
Common shares outstanding — basic	41,289	40,349	41,216	40,269
Dilutive effect of potential common shares	—	—	—	—
Common shares outstanding — diluted	41,289	40,349	41,216	40,269

Net earnings (loss) per share:
Basic	$0.40	$0.15	$(0.51)	$0.01
Diluted(1)	$0.40	$0.15	$(0.51)	$0.01
(1)	The Company excluded 282,181 and 518,527 restricted stock units from the diluted weighted-average common shares outstanding for the three and six months ended June 30, 2026, respectively, because their effect was anti-dilutive.

Note 11. Long-Term Incentive Plans

On May 15, 2024, the Company’s stockholders approved the Amplify Energy Corp. 2024 Equity Incentive Plan (the “2024 EIP”), which had previously been approved by the board of directors of the Company. On June 3, 2026, the Company’s stockholders approved the Amplify Energy Corp. 2024 Amended and Restated Equity Incentive Plan (the “2024 A&R EIP”, and together with the 2024 EIP, the “EIP Plans”), which had previously been approved by the board of directors of the Company and which amended and restated the 2024 EIP. No further awards will be granted under the 2024 EIP.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The 2024 A&R EIP provides for awards that can be granted in the form of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards, stock awards and other incentive awards. To the extent that an award, other than stock options or stock appreciation rights, under the 2024 A&R EIP has expired or been forfeited or canceled for any reason without having been exercised in full, the unexercised award would then be available again for future grants under the 2024 A&R EIP. The 2024 A&R EIP is administered by the board of directors of the Company.

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

As of June 30, 2026, TSU grants are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a straight-line basis over the requisite service period and forfeitures are accounted for as they occur. The unrecognized cost associated with the TSUs was $4.8 million at June 30, 2026. The Company expects to recognize the unrecognized compensation cost for these awards over a weighted average period of approximately 2.0 years.

The following table summarizes information regarding the TSUs activity for the period presented:

		Weighted-
		Average Grant-
	Number of	Date Fair Value
	Units	per Unit(1)
TSUs outstanding at December 31, 2025	1,252,925	$5.63
Granted(2)	678,402	$5.02
Forfeited	(12,459)	$5.02
Vested	(664,172)	$6.18
TSUs outstanding at June 30, 2026	1,254,696	$5.01
(1)	Determined by dividing the aggregate grant-date fair value of awards by the number of awards issued.
(2)	The aggregate grant-date fair value of TSUs issued for the six months ended June 30, 2026 was $3.4 million based on a grant-date market price at $5.02 per share.

Restricted Stock Units with Market and Service Vesting Conditions

Restricted stock units with market and service vesting conditions (“PSUs”) are accounted for as either equity-classified or liability-classified awards. The grant-date fair value is recognized as compensation cost on a graded-vesting basis. The fair value of the awards is estimated on their grant dates using a Monte Carlo simulation. The Company recognizes compensation cost over the requisite service or performance period. The Company accounts for forfeitures as they occur. Vesting of PSUs can range from 0% to 200% of the target awards granted based on the Company’s relative total stockholder return as compared to the total stockholder return of the Company’s performance peer group over the applicable performance period.

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

Compensation costs related to PSU awards are recorded as general and administrative expense. The unrecognized cost associated with PSU awards was $2.3 million at June 30, 2026. The Company expects to recognize the unrecognized compensation cost for PSU awards over a weighted-average period of approximately 2.0 years.

The below table reflects the ranges for the assumptions used in the Monte Carlo model for the 2026 PSUs:

February 2026
Expected volatility	57.0%
Dividend yield	0.00%
Risk-free interest rate	3.56%

The following table summarizes information regarding the PSU activity for the period presented:

		Weighted-
		Average Grant-
	Number of	Date Fair Value
	Units	per Unit(1)
PSUs outstanding at December 31, 2025	676,425	$8.79
Granted(2)	204,925	$6.86
Forfeited	(58,224)	$7.50
Vested	(227,275)	$12.75
PSUs outstanding at June 30, 2026	595,851	$6.74
(1)	Determined by dividing the aggregate grant-date fair value of awards by the number of awards issued.
(2)	The aggregate grant-date fair value of PSUs issued for the six months ended June 30, 2026 was $1.4 million based on a calculated fair value price at $6.86 per share.

Compensation Expense

The following table summarizes the amount of recognized compensation expense associated with the EIP Plans, which are reflected in the accompanying Unaudited Condensed Consolidated Statements of Operations for the periods presented (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Share-based compensation costs
TSUs	$897	$1,334	$2,667	$2,623
PSUs	344	656	630	1,257
	$1,241	$1,990	$3,297	$3,880

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Leases

The Company has leases for office space, warehouse space and equipment in its corporate office and operating regions as well as vehicles, compressors and surface rentals related to its business operations. In addition, the Company has right-of-way leases to operate the San Pedro Bay Pipeline. Most of the Company’s leases, other than its corporate office lease, have an initial term and may be extended on a month-to-month basis after expiration of the initial term. Most of the Company’s leases can be terminated with 30-day prior written notice. The majority of its month-to-month leases are not included as a lease liability in its Unaudited Condensed Consolidated Balance Sheet because continuation of the lease is not reasonably certain. Additionally, the Company elected the short-term practical expedient to exclude leases with a term of twelve months or less. For the quarter ended June 30, 2026, all of the Company’s leases qualified as operating leases, and it did not have any existing or new leases qualifying as financing leases or variable leases.

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

For the six months ended June 30, 2026 and 2025, the Company recognized approximately $0.7 million and $1.1 million, respectively, of costs relating to the operating leases in the Unaudited Condensed Consolidated Statements of Operations.

Supplemental cash flow information related to the Company’s lease liabilities is included in the table below:

	For the Six Months Ended
	June 30,
	2026	2025

	(In thousands)
Non-cash amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$557	$404

The following table presents the Company’s right-of-use assets and lease liabilities for the period presented:

	June 30,	December 31,
	2026	2025

	(In thousands)
Right-of-use asset	$2,441	$2,998

Lease liabilities:
Current lease liability	968	1,184
Long-term lease liability	2,130	2,568
Total lease liability	$3,098	$3,752

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the Company’s maturity analysis of the minimum lease payment obligations under non-cancelable operating leases with a remaining term in excess of one year (in thousands):

	Office and	Leased vehicles
	warehouse	and office
	leases	equipment	Total
2026	$502	$113	$615
2027	851	217	1,068
2028	731	24	755
2029	731	—	731
2030 and thereafter	366	—	366
Total lease payments	3,181	354	3,535
Less: interest	413	24	437
Present value of lease liabilities	$2,768	$330	$3,098

The weighted average remaining lease terms and discount rate for all of the Company’s operating leases for the period presented:

	June 30,
	2026	2025
Weighted average remaining lease term (years):
Office and warehouse space	3.33	3.29
Vehicles	0.12	0.41
Office equipment	0.03	—
Weighted average discount rate:
Office and warehouse space	6.46%	5.34%
Vehicles	0.75%	1.66%
Office equipment	0.11%	—%

Note 13. Supplemental Disclosures to the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Cash Flows

Accrued Liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	June 30,	December 31,
	2026	2025
Accrued lease operating expense	$7,706	$9,893
Accrued capital expenditures	5,592	5,335
Accrued general and administrative expense	3,362	7,616
Accrued production and ad valorem tax	2,337	2,085
Operating lease liability	968	1,184
Asset retirement obligations	420	300
Accrued severance expense	—	6,306
Accrued commitment fee and other expense	—	1,799
Accrued liabilities	$20,385	$34,518

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable consisted of the following at the dates indicated (in thousands):

	June 30,	December 31,
	2026	2025
Oil and natural gas receivables	$17,441	$23,010
Other accounts receivable	5,338	10,048
Total accounts receivable	22,779	33,058
Less: allowance for credit losses	(3,247)	(2,917)
Total accounts receivable, net	$19,532	$30,141

Supplemental Cash Flows

Supplemental cash flows for the periods presented (in thousands):

	For the Six Months Ended
	June 30,
	2026	2025
Supplemental cash flows:
Cash paid for interest, net of amounts capitalized	$38	$4,669
Cash paid for taxes	—	130

Supplemental non-cash activity:
Increase (decrease) in capital expenditures included in accrued liabilities	257	6,292

Note 14. Related Party Transactions

Related Party Agreements

There have been no transactions between the Company and any related person in which the related person had a direct or indirect material interest for the three or six months ended June 30, 2026 and 2025.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides financial information with respect to the Company’s single reportable segment for the periods indicated below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(In thousands)
Revenue	$52,686	$68,361	$90,150	$140,411
Less:
Lease operating expense	22,676	38,622	44,830	76,039
Gathering, processing and transportation	684	4,723	1,443	9,009
Taxes other than income	3,044	4,299	5,384	8,683
Other segment items	8,983	14,333	59,310	46,157
Net income (loss)	$17,299	$6,384	$(20,817)	$523

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

Environmental costs for remediation are accrued based on estimates of known remediation requirements. Such accruals are based on management’s best estimate of the ultimate cost to remediate a site and are adjusted as further information and circumstances develop. Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies and regulatory approvals. Expenditures to mitigate or prevent future environmental contamination are capitalized. Ongoing environmental compliance costs are charged to expense as incurred. In accruing for environmental remediation liabilities, costs of future expenditures for environmental remediation are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable. At June 30, 2026 and December 31, 2025, the Company had no environmental reserves recorded in its Unaudited Condensed Consolidated Balance Sheet.

Beta Pipeline Incident

There have been no material changes to the legal proceedings, insurance receivables and costs associated with the incident that occurred at our producing oil property located at Beta (the “Incident”) as described in the Company’s annual financial statements included in its 2025 Form 10-K, except with respect to that disclosed below.

Excluding the costs associated with the resolution of the federal and state matters discussed in the 2025 Form 10-K, for the six months ended June 30, 2026, the Company incurred legal fees, loss load and other non-reimbursable expenses of $0.2 million that are classified as “Pipeline Incident Loss” on the Company’s Unaudited Condensed Consolidated Statements of Operations. For more information, please see the 2025 Form 10-K.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sinking Fund Trust Agreement

Beta Operating Company, LLC (“Beta LLC”), a wholly owned subsidiary, assumed an obligation with a third party to make payments into a sinking fund in connection with the Company’s properties in federal waters offshore Southern California, the purpose of which is to provide funds adequate to decommission the portion of the San Pedro Bay Pipeline that lies within state waters and the surface facilities. Interest earned in the account stays in the account. The obligation to fund ceases when the aggregate value of the account reaches $4.3 million. As of June 30, 2026, the account balance included in restricted investments was approximately $4.7 million.

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

The below table outlines the updated funding commitment for these agreements at June 30, 2026 (in thousands):

	Payment Due by Period
Funding commitment	Total	Remaining 2026	2027	2028	2029	2030	Thereafter(1)
Federal escrow fund payments	$124,480	$4,000	$8,000	$8,000	$8,000	$8,000	$88,480
State escrow fund payments	7,523	517	1,034	1,034	1,034	1,034	2,870
Total sinking fund payments	$132,003	$4,517	$9,034	$9,034	$9,034	$9,034	$91,350
(1)	The remaining payments will be made during the years 2030 through 2042.

As of June 30, 2026, the Company has funded $40.6 million into the escrow accounts which is reflected in “Restricted investments” on the Unaudited Condensed Consolidated Balance Sheet.

Note 17. Income Taxes

The Company had no current income tax benefit (expense) for the three and six months ended June 30, 2026, respectively. The Company’s current income tax benefit (expense) was ($0.5) million for each of the three and six months ended June 30, 2025, respectively.

The Company’s deferred income tax benefit (expense) was ($5.9) million and $5.7 million for the three and six months ended June 30, 2026, respectively. The Company’s deferred income tax benefit (expense) was ($1.4) million and $0.1 million for the three and six months ended June 30, 2025, respectively.

The effective tax rates for the three and six months ended June 30, 2026 were 25.4% and 21.4%, respectively. The effective tax rates for the three and six months ended June 30, 2025 were 23.1% and 42.0%, respectively. The difference between the statutory U.S. federal income tax rate of 21% and the effective tax rate for the three and six months ended June 30, 2026 was primarily attributable to unrealized hedging book losses for 2026. This represents a positive income driver, resulting in an effective tax rate that exceeded the statutory rate. The difference between the statutory U.S. federal income tax rate of 21% and the effective tax rate for the three and six months ended June 30, 2025 was primarily from higher discrete realized hedging income tax expense and lower book income in the second quarter of 2025.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Subsequent Events

Share Repurchase Program

On August 6, 2026, the Company's board of directors approved a share repurchase program authorizing the repurchase of up to $15.0 million of Common Stock. Using recent prices, a fully executed program would represent approximately 10% of the Company's outstanding shares. Under the share repurchase program, repurchases may begin after market open on August 11, 2026 and continue through and including December 31, 2026.

Repurchases under the share repurchase program may be made from time to time through open market repurchases or through privately negotiated transactions subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 under the Exchange Act. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of shares of its Common Stock under this authorization. The Company is not obligated under the share repurchase program to acquire any particular amount of Common Stock, and the Company may terminate or suspend the share repurchase program at any time. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities.

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

The Company’s assets have historically consisted primarily of producing oil and natural gas properties located in Oklahoma, the Rockies (“Bairoil”), federal waters offshore Southern California (“Beta”), East Texas/North Louisiana and the Eagle Ford (non-op). The Company divested its assets in Oklahoma, East Texas/North Louisiana and the Eagle Ford (non-op) during the year ended December 31, 2025. As of June 30, 2026, the Company properties consist of its Bairoil and Beta oil and NGL producing properties. The oil and NGL properties are located in mature oil reservoirs. As of June 30, 2026, the Company is the operator of record for properties containing 100% of its total estimated proved reserves.

Industry Trends

We continue to monitor the impact of the actions of the Organization of the Petroleum Exporting Countries and other large producing nations; the Russia-Ukraine conflict; conflicts or entanglements in the Middle East; global inventories of oil and natural gas and the uncertainty associated with recovering oil demand; inflation and future monetary policy; and governmental policies aimed at transitioning towards lower carbon energy. The Russia-Ukraine conflict and conflicts or entanglements in the Middle East continue to evolve, and the extent to which these events may impact our business, results of operations, financial condition and cash flows will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

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

Recent Developments

Share Repurchase Program

On August 6, 2026, the Company's board of directors approved a share repurchase program authorizing the repurchase of up to $15.0 million of Common Stock. Using recent prices, a fully executed program would represent approximately 10% of the Company's outstanding shares. Under the share repurchase program, repurchases may begin after market open on August 11, 2026 and continue through and including December 31, 2026.

Repurchases under the share repurchase program may be made from time to time through open market repurchases or through privately negotiated transactions subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 under the Exchange Act. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of shares of its Common Stock under this authorization. The Company is not obligated under the share repurchase program to acquire any particular amount of Common Stock, and the Company may terminate or suspend the share repurchase program at any time. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities.

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

Beta Royalty Relief

On April 30, 2026, the Bureau of Safety and Environmental Enforcement (“BSEE”) informed the Company that it had been approved for End-of-Life Royalty Relief for the Company’s interests in three Pacific Outer Continental Shelf blocks (P-300, P-0301, and P-0306), referred to as the Beta unit in the Beta Field located in federal waters approximately 11 miles offshore from the Port of Long Beach, California. The royalty relief is effective beginning May 1, 2026 for the Beta leases. On the Company’s two primary producing leases, the royalty rate was reduced from approximately 25% to 12.5%, and on the third lease, the royalty rate was reduced from 16.67% to 8.33%.

Royalty relief rates will be suspended in months in which the rolling 12-month weighted average NYMEX oil and Henry Hub gas price exceeds $79.65 per BOE, which represents a 25% premium to the average realized price recognized by the Company during the qualification period. Royalty relief will end in the event that the rolling 12-month weighted average commodity price exceed $79.65 per BOE, or if monthly production doubles the qualifying months’ average for 12 consecutive months.

Results of Operations

The results of operations for the three and six months ended June 30, 2026 and 2025 have been derived from our unaudited condensed consolidated financial statements.

Factors Affecting the Comparability of the Historical Financial Results

●	The sale of our non-operated Eagle Ford assets in July 2025 for $23.0 million, excluding $1.9 million of final post-closing adjustments, resulting in a final adjusted purchase price of $21.1 million.
●	The sale of all of our assets located in East Texas/North Louisiana in December 2025 for $122.0 million, excluding $3.2 million of final post-closing adjustments.
●	The sale of all of our assets located in Oklahoma in December 2025 for $92.5 million, excluding $0.5 million of final post-closing adjustments.
●	Other sales of interests in certain units with rights in the Cotton Valley and Haynesville basins during 2025 for $13.6 million.

As a result of the factors listed above, the historical results of operations and period-to-period comparisons of these results and certain financial data may not be comparable or indicative of future results.

The following table summarizes certain of the results of operations for the periods indicated.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	($ In thousands except per unit amounts)
Oil and natural gas sales	$52,577	$66,774	$89,840	$137,115
Other revenues	109	1,587	310	3,296
Lease operating expense	22,676	38,622	44,830	76,039
Gathering, processing and transportation	684	4,723	1,443	9,009
Taxes other than income	3,044	4,299	5,384	8,683
Depreciation, depletion and amortization	4,916	9,765	10,576	18,259
Impairment expense	—	8,448	—	8,448
General and administrative expense	6,993	11,197	15,906	22,012
Loss (gain) on commodity derivative instruments	(9,009)	(22,162)	36,813	(7,845)
Gain on sale of properties	(1,573)	(1,545)	(1,737)	(7,796)
Interest expense, net	910	3,594	1,898	7,113
Income tax (expense) benefit - current	—	(495)	—	(496)
Income tax (expense) benefit - deferred	(5,899)	(1,420)	5,659	118
Net income (loss)	17,299	6,384	(20,817)	523

Oil and natural gas revenues:
Oil sales(1)	$52,536	$49,705	$89,944	$99,686
NGL sales(2)	157	5,648	65	11,806
Natural gas sales(2)	(116)	11,421	(169)	25,623
Total oil and natural gas revenues	$52,577	$66,774	$89,840	$137,115

Production volumes:
Oil (MBbls)(1)	615	828	1,191	1,565
NGLs (MBbls)(2)	1	285	3	548
Natural gas (MMcf)(2)	11	3,760	18	7,407
Total (MBoe)	617	1,740	1,197	3,347
Average net production (MBoe/d)	6.8	19.1	6.6	18.5

Average realized sales price (excluding commodity derivatives):
Oil (per Bbl)(1)	$85.41	$60.01	$75.50	$63.69
NGL (per Bbl)(2)	290.22	19.81	21.32	21.56
Natural gas (per Mcf)(2)	(10.37)	3.04	(8.99)	3.46
Total (per Boe)	$85.14	$38.38	$75.03	$40.96

Average unit costs per Boe:
Lease operating expense	$36.75	$22.20	$37.45	$22.72
Gathering, processing and transportation	1.11	2.71	1.21	2.69
Taxes other than income	4.93	2.47	4.50	2.59
General and administrative expense	11.33	6.44	13.29	6.58
Depletion, depreciation and amortization	7.97	5.61	8.84	5.46
(1)	NGLs produced in Bairoil are treated as condensate and reflected within the commodity line for oil.
(2)

The average realized sales price for the three and six months ended June 30, 2026, was impacted by post-divestiture true-up adjustments related to the Company’s East Texas and Oklahoma assets sales completed during the fourth quarter of 2025. The Company did not have any revenue or new production activity related to natural gas and NGLs for the divested assets for the three and six months ended June 30, 2026 and therefore the revenue or production for the period are not indicative of ongoing commodity sales from retained assets.

For the Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

We reported net income of $17.3 million compared to net income of $6.4 million for the three months ended June 30, 2026 and 2025, respectively.

Oil, natural gas and NGL revenues were $52.6 million and $66.8 million for the three months ended June 30, 2026 and 2025, respectively. Average net production volumes were approximately 6.8 MBoe/d and 19.1 MBoe/d for the three months ended June 30, 2026 and 2025, respectively. The average realized sales prices were $85.14 per Boe and $38.38 per Boe for the three months ended June 30, 2026 and 2025, respectively. The decrease of $14.2 million in oil, natural gas and NGL revenue was primarily driven by the divestiture of our East Texas, Oklahoma and non-operated Eagle Ford assets in 2025. Oil revenues for our Beta and Bairoil assets were $52.5 million and $37.9 million for the three months ended June 30, 2026 and 2025, respectively. The change in oil revenue at Beta and Bairoil was primarily due to higher realized oil commodity prices and higher volumes.

Other revenues were $0.1 million and $1.6 million for the three months ended June 30, 2026 and 2025, respectively. The decrease of $1.5 million in other revenue was primarily driven by the divestiture of our East Texas, Oklahoma and non-operated Eagle Ford assets in 2025. For the three months ended June 30, 2026, other revenues primarily consisted of other income for pipeline transportation income. For the three months ended June 30, 2025, other revenues consisted of $1.1 million for service revenues with respect to our wholly owned subsidiary, Magnify Energy Services (“Magnify”), and $0.5 million for iodine sales.

Lease operating expenses were $22.7 million and $38.6 million for the three months ended June 30, 2026 and 2025, respectively. The decrease of $16.0 million in lease operating expenses was primarily driven by the divestiture of our East Texas, Oklahoma and non-operated Eagle Ford assets in 2025. Lease operating expenses for Beta and Bairoil were $22.7 million and $27.4 million for the three months ended June 30, 2026 and 2025, respectively. At Beta, the decrease in lease operating expenses was due to lower base lease operating costs, partially offset by higher workovers. At Bairoil, the decrease in lease operating expenses was primarily driven by lower CO2 and electricity costs.

Gathering, processing and transportation expenses were $0.7 million and $4.7 million for the three months ended June 30, 2026 and 2025, respectively. The decrease of $4.0 million in gathering, processing and transportation expenses was primarily driven by the divestiture of our East Texas, Oklahoma and non-operated Eagle Ford assets in 2025. Gathering, processing and transportation expenses for Beta were $0.7 million and $0.9 million for the three months ended June 30, 2026 and 2025, respectively.

Taxes other than income were $3.0 million and $4.3 million for the three months ended June 30, 2026 and 2025, respectively. The decrease of $1.3 million in taxes other than income was primarily driven by the divestiture of our East Texas, Oklahoma and non-operated Eagle Ford assets in 2025. Taxes other than income at Beta and Bairoil were $3.0 million and $2.6 million for the three months ended June 30, 2026 and 2025, respectively. The increase in taxes other than income was primarily related to production taxes, which were driven by higher commodity prices, partially offset by lower NOx credits purchased.

Depreciation, depletion & amortization (“DD&A”) expenses were $4.9 million and $9.8 million for the three months ended June 30, 2026 and 2025, respectively. The decrease of $4.8 million in DD&A expense was primarily driven by the divestiture of our East Texas, Oklahoma and non-operated Eagle Ford assets in 2025. DD&A expenses for Beta and Bairoil were $4.9 million and $4.4 million for the three months ended June 30, 2026 and 2025, respectively.

Impairment expense. No impairment expense was recorded for the three months ended June 30, 2026. The Company recorded impairment expense of $8.4 million for the three months ended June 30, 2025. The Company recognized an impairment expense to reduce the net book value of our non-operated Eagle Ford assets to fair value less costs to sell. See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

General and administrative expenses were $7.0 million and $11.2 million for the three months ended June 30, 2026 and 2025, respectively. The change in general and administrative expenses was primarily related to (i) a decrease of $2.2 million in acquisition and divestiture costs; (ii) a decrease of $1.4 million for salaries and other payroll benefits, (iii) a decrease of $0.7 million in stock compensation expense, and (iv) a decrease of $0.4 million in legal expense, partially offset by (i) an increase of $0.5 million in bad debt expense and (ii) an increase of $0.7 million due to the elimination of COPAS overhead charges.

Net loss (gain) on commodity derivative instruments of ($9.0) million was recognized for the three months ended June 30, 2026, consisting of a $22.6 million increase in the fair value of open positions partially offset by $13.6 million of cash settlements paid on expired positions. Net gain on commodity derivative instruments of $22.2 million was recognized for the three months ended June 30, 2025, consisting of a $17.4 million increase in the fair value of open positions and $4.8 million of cash settlements received on expired positions.

Gain on sale of properties was $1.6 million and $1.5 million for the three months ended June 30, 2026 and 2025. See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Item 1. Financial Statements” of this quarterly report for additional information.

Interest expense, net was $0.9 million for the three months ended June 30, 2026 and $3.6 million for the three months ended June 30, 2025. The change was primarily related to the Company paying off all outstanding debt as of December 31, 2025. In 2026, the Company will continue to have interest expense associated with its surety bonds.

Current income tax benefit (expense). The Company had no current income tax benefit (expense) for the three months ended June 30, 2026 compared to ($0.5) million for the three months ended June 30, 2025. See additional information discussed in Note 17 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

Deferred income tax benefit (expense) was ($5.9) million and ($1.4) million for the three months ended June 30, 2026 and 2025, respectively. See additional information discussed in Note 17 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

For the Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

We reported a net loss of $20.8 million compared to net income of $0.5 million for the six months ended June 30, 2026 and 2025, respectively.

Oil, natural gas and NGL revenues were $89.8 million and $137.1 million for the six months ended June 30, 2026 and 2025, respectively. Average net production volumes were approximately 6.6 MBoe/d and 18.5 MBoe/d for the six months ended June 30, 2026 and 2025, respectively. The average realized sales prices were $75.03 per Boe and $40.96 per Boe for the six months ended June 30, 2026 and 2025, respectively. The decrease of $47.3 million in oil, natural gas and NGL revenue was primarily driven by the divestiture of our East Texas, Oklahoma and non-operated Eagle Ford assets in 2025. Oil revenues for our Beta and Bairoil assets were $89.9 million and $77.8 million for the six months ended June 30, 2026 and 2025, respectively. The change in oil revenue at Beta and Bairoil was primarily due to higher realized oil commodity prices, partially offset by lower volumes.

Other revenues were $0.3 million and $3.3 million for the six months ended June 30, 2026 and 2025, respectively. The decrease of $3.0 million in other revenue was primarily driven by the divestiture of our East Texas, Oklahoma and non-operated Eagle Ford assets in 2025. For the six months ended June 30, 2026, other revenues primarily consisted of pipeline transportation income. For the six months ended June 30, 2025, other revenues primarily consisted of service revenues of $2.0 million for Magnify and iodine sales of $1.2 million.

Lease operating expenses were $44.8 million and $76.0 million for the six months ended June 30, 2026 and 2025, respectively. The decrease of $31.2 million in lease operating expenses was primarily driven by the divestiture of our East Texas, Oklahoma and non-operated Eagle Ford assets in 2025. Lease operating expenses for Beta and Bairoil were $44.6 million and $54.5 million for the six months ended June 30, 2026 and 2025, respectively. At Beta, the decrease in lease operating expenses was due to lower base lease operating costs, partially offset by higher workovers. At Bairoil, the decrease in lease operating expenses was primarily driven by lower CO2 and electricity costs.

Gathering, processing and transportation expenses were $1.4 million and $9.0 million for the six months ended June 30, 2026 and 2025, respectively. The decrease of $7.6 million in gathering, processing and transportation expenses was primarily driven by the divestiture of our East Texas, Oklahoma and non-operated Eagle Ford assets in 2025. Gathering, processing and transportation expenses for Beta were $1.4 million and $1.5 million for the six months ended June 30, 2026 and 2025, respectively.

Taxes other than income were $5.4 million and $8.7 million for the six months ended June 30, 2026 and 2025, respectively. The decrease of $3.3 million in taxes other than income was primarily driven by the divestiture of our East Texas, Oklahoma and non-operated Eagle Ford assets in 2025. Taxes other than income at Beta and Bairoil were $5.4 million and $5.5 million for the six months ended June 30, 2026 and 2025, respectively.

DD&A expenses were $10.6 million and $18.3 million for the six months ended June 30, 2026 and 2025, respectively. The decrease of $7.7 million in DD&A expense was primarily driven by the divestiture of our East Texas, Oklahoma and non-operated Eagle Ford assets in 2025. DD&A expenses for Beta and Bairoil were $10.6 million and $8.4 million for the six months ended June 30, 2026 and 2025, respectively.

Impairment expense. No impairment expense was recorded for the six months ended June 30, 2026. The Company recorded impairment expense of $8.4 million for the six months ended June 30, 2025. The Company recognized an impairment expense to reduce the net book value of our non-operated Eagle Ford assets to fair value less costs to sell. See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

General and administrative expenses were $15.9 million and $22.0 million for the six months ended June 30, 2026 and 2025, respectively. The change in general and administrative expenses was primarily related to (i) a decrease of $3.8 million in acquisition and divestiture costs, (ii) a decrease of $1.9 million for salaries and other payroll benefits, (iii) a decrease of $0.6 million in stock compensation expense, (iv) a decrease of $0.5 million in legal expense partially offset by (i) an increase of $0.3 million in severance expense, (ii) an increase of $1.3 million due to the elimination of COPAS overhead charges and (iii) an increase of $0.5 million in bad debt expense.

Net loss (gain) on commodity derivative instruments of $36.8 million was recognized for the six months ended June 30, 2026, consisting of a $20.8 million decrease in the fair value of open positions and $16.2 million of cash settlements paid on expired positions partially offset by $0.2 million of cash settlement received on terminated derivative instruments. A net gain on commodity derivative instruments of $7.8 million was recognized for the six months ended June 30, 2025, consisting of a $2.6 million increase in the fair value of open positions and $5.3 million of cash settlements received on expired positions.

Gain on sale of properties was $1.7 million and $7.8 million for the six months ended June 30, 2026 and 2025, respectively. The gain in 2025 primarily related to the sale of certain units with rights in the Haynesville basin in Harrison County, Texas. See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Item 1. Financial Statements” of this quarterly report for additional information.

Interest expense, net was $1.9 million and $7.1 million for the six months ended June 30, 2026 and 2025, respectively. The change was primarily related to the Company paying off all outstanding debt as of December 31, 2025. In 2026, the Company will continue to have interest expense associated with its surety bonds.

Current income tax benefit (expense). The Company had no current income tax benefit (expense) for the six months ended June 30, 2026 compared to ($0.5) million for the six months ended June 30, 2025. See additional information discussed in Note 17 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

Deferred income tax benefit (expense) was $5.7 million and $0.1 million for the six months ended June 30, 2026 and 2025, respectively. See additional information discussed in Note 17 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

Non-GAAP Financial Measures

We include in this report the non-GAAP financial measure of Adjusted Net Income (Loss) and Adjusted EBITDA and provide our reconciliation of net income (loss) to Adjusted Net Income (Loss) and Adjusted EBITDA to net income (loss) and net cash flows from operating activities, our most directly comparable financial measures calculated and presented in accordance with GAAP.

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

The following tables present our reconciliation of the Company’s net income (loss) to Adjusted Net Income (Loss), our most directly comparable GAAP financial measures for each of the periods indicated.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(In thousands)
Net (loss) income	$17,299	$6,384	$(20,817)	$523
Unrealized loss (gain) on commodity derivative instruments	(22,624)	(17,381)	20,824	(2,561)
Acquisition and divestiture-related expenses	97	2,346	170	3,975
Impairment expense	—	8,448	—	8,448
Non-recurring costs:
Gain on sale of properties	(1,573)	(1,545)	(1,737)	(7,796)
Income tax effect of unrealized derivative instruments(1)	4,751	3,650	(4,373)	538
Tax effect of adjustments(1)	310	(1,942)	329	(972)
Adjusted net income (loss)	$(1,740)	$(40)	$(5,604)	$2,155
(1)	The federal statutory rates were utilized for all periods presented.

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

Reconciliation of Net Income (Loss) to Adjusted EBITDA

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(In thousands)
Net income (loss)	$17,299	$6,384	$(20,817)	$523
Interest expense, net	910	3,594	1,898	7,113
Income tax expense (benefit) - current	—	495	—	496
Income tax expense (benefit) - deferred	5,899	1,420	(5,659)	(118)
Impairment expense	—	8,448	—	8,448
DD&A	4,916	9,765	10,576	18,259
Accretion of AROs	1,270	2,210	2,518	4,393
Loss (gain) on commodity derivative instruments	(9,009)	(22,162)	36,813	(7,845)
Cash settlements (paid) received on expired commodity derivative instruments	(13,615)	4,781	(16,169)	5,284
Gain on sale of properties	(1,573)	(1,545)	(1,737)	(7,796)
Share-based compensation expense	1,241	1,990	3,297	3,880
Bad debt expense	566	53	566	53
Loss on settlement of AROs	262	40	292	37
Amortization of gain (loss) associated with terminated commodity derivatives	173	159	(77)	318
Pipeline incident loss	167	195	179	591
Acquisition and divestiture related expenses	97	2,346	170	3,975
Exploration costs	11	10	11	16
Severance payments	—	—	320	—
Other	—	800	204	800
Adjusted EBITDA	$8,614	$18,983	$12,385	$38,427

Reconciliation of Net Cash from Operating Activities to Adjusted EBITDA

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(In thousands)
Net cash provided by operating activities	$2,835	$23,689	$7,309	$49,190
Changes in working capital	4,186	(10,836)	1,836	(16,208)
Interest expense, net	910	3,594	1,898	7,113
Gain on sale of property	—	(1,545)	—	(7,796)
Pipeline incident loss	167	195	179	591
Plugging and abandonment cost	322	391	352	562
Amortization and write-off of deferred financing fees	(87)	(315)	(167)	(630)
Amortization of gain associated with terminated commodity derivatives	173	159	(77)	318
Acquisition and divestiture related expenses	97	2,346	170	3,975
Exploration costs	11	10	11	16
Income tax expense (benefit) - current	—	495	—	496
Cash settlements paid (received) on terminated derivatives	—	—	350	—
Severance payments	—	—	320	—
Other	—	800	204	800
Adjusted EBITDA	$8,614	$18,983	$12,385	$38,427

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

We evaluate counterparty risks related to our commodity derivative contracts and trade credit. Should any of these financial counterparties not perform, we may not realize the benefit of some of our hedges under lower commodity prices. We sell our oil to a small number of purchasers. Our marketing deducts have recently increased due to a reduction in refining capacity in California. As a result, we are exploring multiple options aimed at increasing our available markets and creating new customer relationships. Non-performance by a customer could also result in a loss.

Capital Expenditures. Our total capital expenditures were approximately $41.7 million for the six months ended June 30, 2026, which were primarily related to the development program at Beta.

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

As of June 30, 2026, we had working capital (excluding commodity derivatives) of $18.2 million primarily from cash on hand of $21.2 million, accounts receivable of $19.5 million and prepaid expenses and other current assets of $25.0 million partially offset by accrued liabilities of $20.4 million, revenues payable of $5.0 million, and accounts payable of $22.1 million.

Debt Agreement

Revolving Credit Facility. On December 31, 2025, we amended the Revolving Credit Facility with Citizens Bank, as administrative agent. As of June 30, 2026, the borrowing base under the facility was $25.0 million with elected commitments of $15.0 million. At June 30, 2026, the Company had no loans outstanding under the Revolving Credit Facility.

As of June 30, 2026, we had approximately $15.0 million of available borrowings under our Revolving Credit Facility.

As of June 30, 2026, we were in compliance with all the financial covenants (current ratio and total leverage ratio) and non-financial covenants associated with the Revolving Credit Facility.

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

Sinking Fund Payments. We have a funding requirement to fund two trust accounts to comply with supplemental regulatory bonding requirements related to our decommissioning obligations for the Beta production facilities. As of June 30, 2026, our future commitments under these agreements were $4.5 million for the remainder of 2026 and $9.0 million per year until the escrow accounts are fully funded. See Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for the six months ended June 30, 2026 and 2025 have been derived from our Unaudited Condensed Consolidated Financial Statements. As a result of the divestiture activity in 2025, the period-to-period comparisons of these results and certain financial data may not be comparable or indicative of future results. For information regarding the individual components of our cash flow amounts, see our Unaudited Condensed Consolidated Statements of Cash Flows included under “Item 1. Financial Statements” of this quarterly report.

	For the Six Months Ended
	June 30,
	2026	2025

	(In thousands)
Net cash provided by operating activities	$7,309	$49,190
Net cash used in investing activities	(44,576)	(50,180)
Net cash (used in) provided by financing activities	(2,187)	990

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net cash provided by operating activities was $7.3 million and $49.2 million for the six months ended June 30, 2026 and 2025, respectively.

Production volumes were approximately 6.6 MBoe/d and 18.5 MBoe/d for the six months ended June 30, 2026 and 2025, respectively. The average realized sales price was $75.03 per Boe and $40.96 per Boe for the six months ended June 30, 2026 and 2025, respectively.

Net cash provided by operating activities for the six months ended June 30, 2026 included $16.2 million of cash paid on expired commodity derivative instruments compared to $5.3 million of cash received on expired commodity derivatives for the six months ended June 30, 2025. For the six months ended June 30, 2026, we had a net loss on commodity derivative instruments of $36.8 million compared to a net gain on commodity derivative instruments of $7.8 million for the six months ended June 30, 2025.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2026 was $44.6 million, of which $42.2 million was used for additions to oil and natural gas properties. Net cash used in investing activities for the six months ended June 30, 2025 was $50.2 million. Additions to oil and natural gas properties were $52.2 million for the six months ended June 30, 2025 and $0.6 million for additions to other property and equipment for the six months ended June 30, 2025.

During 2026, the Company generated investing cash flows from the final post-closing adjustments related to its divested assets: $3.2 million of proceeds related to the East Texas divestiture and $0.5 million payment for the final post-closing adjustment for Oklahoma.

During 2025, we purchased and sold certain rights, title and interest in assets in East Texas to a third party, whereby we received net proceeds of $7.8 million. See additional information discussed in Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with our Beta properties. Additions to restricted investments were $5.0 million and $5.1 million for the six months ended June 30, 2026 and 2025, respectively.

Financing Activities. Shares withheld for taxes were $2.1 million and $2.0 million for the six months ended June 30, 2026 and 2025, respectively. The Company had no debt outstanding for the six months ended June 30, 2026. For the six months ended June 30, 2025 we had net borrowings of $3.0 million related to our Revolving Credit Facility.

Off–Balance Sheet Arrangements

As of June 30, 2026, we had no off–balance sheet arrangements.

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

ITEM 4.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of the Company, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer of the Company, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. As previously disclosed in Item 9A of our Annual Report on Form 10‑K for the year ended December 31, 2025, management identified a material weakness in internal control over financial reporting related to the Company’s lack of appropriate control processes and activities to sufficiently mitigate for changes in personnel with the necessary technical and accounting knowledge, experience, and training. Because of this material weakness, our disclosure controls and procedures were not effective as of June 30, 2026.

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

We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the material weakness expeditiously. The material weakness will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. These remediation efforts are ongoing, and the material weakness has not yet been fully remediated as of June 30, 2026.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes our repurchase activity during the three months ended June 30, 2026:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
			Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased	Paid per Share	or Programs	Plans or Programs(1)
(In thousands)
Common Shares Repurchased(1)
April 1, 2026 - April 30, 2026	225	$5.87	—	n/a
May 1, 2026 - May 31, 2026	—	$—	—	n/a
June 1, 2026 - June 30, 2026	—	$—	—	n/a
(1)	Common shares are generally net-settled by stockholders to cover the required withholding tax upon vesting. We repurchased the remaining vesting shares on the vesting date at current market price. See Note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.OTHER INFORMATION.

None.

ITEM 6.EXHIBITS.

Exhibit Number		Description
2.1	—

Agreement and Plan of Merger, dated January 14, 2025, by and among Amplify Energy Corp., Amplify DJ Operating LLC, Amplify PRB Operating LLC, North Peak Oil & Gas, LLC, Century Oil and Gas Sub-Holdings, LLC, Juniper Capital Advisors, L.P. and the Specified Company Entities signatories thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-35512) filed on January 15, 2025).

2.2	—

Amendment No.1 to Agreement and Plan of Merger, dated as of April 14, 2025, by and among Amplify Energy Corp., Amplify DJ Operating LLC, Amplify PRB Operating LLC, North Peak Oil & Gas, LLC, Century Oil and Gas Sub-Holdings, LLC, Juniper Capital Advisors, L.P. and the Specified Company Entities signatories thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-35512) filed on April 15, 2025).

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

Amplify Energy Corp.
(Registrant)

Date:	August 10, 2026	By:	/s/ James Frew
		Name:	James Frew
		Title:	President and Chief Financial Officer

Date:	August 10, 2026	By:	/s/ Daniel Furbee
		Name:	Daniel Furbee
		Title:	Chief Executive Officer