Form 10-Q
period 2026-09-30
Amplify Energy Corp.
filed 2026-11-09
CIK 1533924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).   Yes  ☐    No  ☑

Securities Registered Pursuant to Section 12(b):

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AMPY	NYSE

As of November 6, 2026, the registrant had 40,001,486 outstanding shares of common stock, $0.01 par value per share.

AMPLIFY ENERGY CORP.

		Page
	Glossary of Oil and Natural Gas Terms	1
	Names of Entities	4
	Cautionary Note Regarding Forward-Looking Statements	5

PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements	9
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025	9
	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2026 and 2025	10
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025	11
	Unaudited Condensed Consolidated Statements of Equity for the Three and Nine Months Ended September 30, 2026 and 2025	12
	Notes to Unaudited Condensed Consolidated Financial Statements	13
	Note 1 – Organization and Basis of Presentation	13
	Note 2 – Summary of Significant Accounting Policies	14
	Note 3 – Revenue	14
	Note 4 – Acquisitions and Divestitures	15
	Note 5 – Fair Value Measurements of Financial Instruments	16
	Note 6 – Risk Management and Derivative Instruments	18
	Note 7 – Asset Retirement Obligations	20
	Note 8 – Long-Term Debt	20
	Note 9 – Equity	22
	Note 10 – Earnings (Loss) per Share	23
	Note 11 – Long-Term Incentive Plans	23
	Note 12 – Leases	25
	Note 13 – Supplemental Disclosures to the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Cash Flows	27
	Note 14 – Related Party Transactions	28
	Note 15 – Segment Reporting	28
	Note 16 – Commitments and Contingencies	29
	Note 17 – Income Taxes	30
	Note 18 – Subsequent Events	31

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	45

PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3.	Defaults Upon Senior Securities	46
Item 4.	Mine Safety Disclosures	47
Item 5.	Other Information	47
Item 6.	Exhibits	48

Signatures		49

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

All statements, other than statements of historical fact included in this quarterly report, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “outlook,” “continue,” the negative of such terms or other comparable terminology. These statements address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as projections of results of operations, plans for growth, goals, future capital expenditures, competitive strengths, references to future intentions and other such references. These forward-looking statements involve risks and uncertainties. Important factors that could cause our actual results or financial condition to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following risks and uncertainties:

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

The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this quarterly report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the events or circumstances described in any forward-looking statement will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in “Part I—Item 1A. Risk Factors” of Amplify’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 9, 2026 (“2025 Form 10-K”). All forward-looking statements speak only as of the date of this quarterly report. The Company does not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to the Company or persons acting on its behalf.

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding shares)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$9,953	$60,666
Accounts receivable, net (see Note 13)	21,960	30,141
Short-term derivative instruments	—	15,429
Prepaid expenses and other current assets	23,078	24,358
Total current assets	54,991	130,594
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	437,179	388,920
Support equipment and facilities	156,479	154,954
Other	9,661	9,601
Accumulated depreciation, depletion and amortization	(380,670)	(364,534)
Property and equipment, net	222,649	188,941
Long-term derivative instruments	—	3,425
Restricted investments	47,817	40,241
Operating lease - long term right-of-use asset	4,901	2,998
Deferred tax asset	242,526	233,334
Other long-term assets	5,595	1,367
Total assets	$578,479	$600,900

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$17,571	$17,901
Revenues payable	4,854	5,638
Accrued liabilities (see Note 13)	20,899	34,518
Short-term derivative instruments	25,410	—
Total current liabilities	68,734	58,057
Asset retirement obligations	75,999	72,376
Long-term derivative instruments	1,166	—
Operating lease liability	4,255	2,568
Other long-term liabilities	10,100	9,176
Total liabilities	160,254	142,177
Commitments and contingencies (see Note 16)
Stockholders' equity:
Preferred stock, $0.01 par value: 50,000,000 shares authorized; no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value: 250,000,000 shares authorized; 40,767,084 and 40,719,957 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	408	407
Additional paid-in capital	444,993	445,816
Accumulated earnings (deficit)	(27,176)	12,500
Total stockholders' equity	418,225	458,723
Total liabilities and equity	$578,479	$600,900

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues:
Oil and natural gas sales	$51,327	$64,242	$141,167	$201,357
Other revenues	111	2,154	421	5,450
Total revenues	51,438	66,396	141,588	206,807

Costs and expenses:
Lease operating expense	22,683	35,613	67,513	111,652
Gathering, processing and transportation	1,035	5,237	2,478	14,246
Taxes other than income	3,157	3,654	8,541	12,337
Depreciation, depletion and amortization	5,592	9,004	16,168	27,263
Impairment expense	—	34,002	—	42,450
General and administrative expense	6,232	11,764	22,138	33,776
Accretion of asset retirement obligations	1,291	2,219	3,809	6,612
Loss (gain) on commodity derivative instruments	34,351	(6,922)	71,164	(14,767)
Pipeline incident loss	12	54	191	645
Loss (gain) on sale of properties	15	(1,740)	(1,722)	(9,536)
Other, net	322	33	625	86
Total costs and expenses	74,690	92,918	190,905	224,764
Operating income (loss)	(23,252)	(26,522)	(49,317)	(17,957)
Other income (expense):
Interest expense, net	(891)	(3,860)	(2,789)	(10,973)
Other income (expense)	455	72	1,942	(479)
Total other income (expense)	(436)	(3,788)	(847)	(11,452)
Income (loss) before income taxes	(23,688)	(30,310)	(50,164)	(29,409)
Income tax (expense) benefit - current	1,297	116	1,297	(380)
Income tax (expense) benefit - deferred	3,532	9,228	9,191	9,346
Net income (loss)	$(18,859)	$(20,966)	$(39,676)	$(20,443)

Earnings (loss) per share: (See Note 10)
Basic and diluted earnings (loss) per share	$(0.46)	$(0.52)	$(0.96)	$(0.51)
Weighted average common shares outstanding:
Basic and diluted	41,296	40,471	41,243	40,337

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(39,676)	$(20,443)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	16,168	27,263
Impairment expense	—	42,450
Loss (gain) on derivative instruments	71,164	(14,767)
Cash settlements (paid) received on expired derivative instruments	(25,916)	10,129
Cash settlements received (paid) on terminated derivative instruments	(350)	—
Deferred income tax expense (benefit)	(9,191)	(9,346)
Accretion of asset retirement obligations	3,809	6,612
Loss (gain) on sale of properties	(1,722)	(1,190)
Share-based compensation (see Note 11)	4,548	6,536
Settlement of asset retirement obligations	(240)	(974)
Amortization and write-off of deferred financing costs	254	1,119
Bad debt expense	651	87
Changes in operating assets and liabilities:
Accounts receivable	7,413	6,419
Prepaid expenses and other assets	(1,955)	4,389
Payables and accrued liabilities	(11,077)	4,181
Other	(3,513)	173
Net cash provided by operating activities	10,367	62,638
Cash flows from investing activities:
Additions to oil and gas properties	(50,831)	(79,285)
Additions to other property and equipment	(88)	(926)
Additions to restricted investments	(7,575)	(7,692)
Divestiture post-closing adjustment receipts	2,724	—
Proceeds from the sale of other oil and natural gas properties	—	31,346
Net cash used in investing activities	(55,770)	(56,557)
Cash flows from financing activities:
Advances on Revolving Credit Facility	—	99,000
Payments on Revolving Credit Facility	—	(103,000)
Deferred financing costs	(78)	(50)
Common stock repurchased and retired under the share repurchase program	(3,108)	—
Shares withheld for taxes	(2,124)	(2,031)
Net cash (used in) provided by financing activities	(5,310)	(6,081)
Net change in cash and cash equivalents	(50,713)	—
Cash and cash equivalents, beginning of period	60,666	—
Cash and cash equivalents, end of period	$9,953	$—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Stockholders' Equity
		Additional	Accumulated
	Common	Paid-in	Earnings
	Stock	Capital	(Deficit)	Total
Balance at December 31, 2025	$407	$445,816	$12,500	$458,723
Net income (loss)	—	—	(38,116)	(38,116)
Share-based compensation expense	—	2,056	—	2,056
Shares withheld for taxes	—	(2,096)	—	(2,096)
Other	6	(6)	—	—
Balance at March 31, 2026	413	445,770	(25,616)	420,567
Net income (loss)	—	—	17,299	17,299
Share-based compensation expense	—	1,241	—	1,241
Shares withheld for taxes	—	(20)	—	(20)
Balance at June 30, 2026	413	446,991	(8,317)	439,087
Net income (loss)	—	—	(18,859)	(18,859)
Share-based compensation expense	—	1,251	—	1,251
Shares withheld for taxes	—	(8)	—	(8)
Common Stock repurchased and retired under the share repurchase program	(7)	(3,239)	—	(3,246)
Other	2	(2)	—	—
Balance at September 30, 2026	$408	$444,993	$(27,176)	$418,225

	Stockholders' Equity
		Additional	Accumulated
	Common	Paid-in	Earnings
	Stock	Capital	(Deficit)	Total
Balance at December 31, 2024	$399	$439,981	$(31,468)	$408,912
Net income (loss)	—	—	(5,861)	(5,861)
Share-based compensation expense	—	1,890	—	1,890
Shares withheld for taxes	—	(2,004)	—	(2,004)
Other	5	(5)	—	—
Balance at March 31, 2025	404	439,862	(37,329)	402,937
Net income (loss)	—	—	6,384	6,384
Share-based compensation expense	—	1,990	—	1,990
Shares withheld for taxes	—	(6)	—	(6)
Balance at June 30, 2025	404	441,846	(30,945)	411,305
Net income (loss)	—	—	(20,966)	(20,966)
Share-based compensation expense	—	2,656	—	2,656
Shares withheld for taxes	—	(21)	—	(21)
Other	1	(1)	—	—
Balance at September 30, 2025	$405	$444,480	$(51,911)	$392,974

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

As of September 30, 2026, the Company’s properties consist of its Bairoil and Beta oil and NGL producing properties. The oil and NGL properties are located in mature oil reservoirs. As of September 30, 2026, the Company is the operator of record for properties containing 100% of its total estimated proved reserves.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(In thousands)
Revenues
Oil(1)	$51,327	$45,543	$141,271	$145,230
NGLs(2)	—	5,401	65	17,206
Natural gas(2)	—	13,298	(169)	38,921
Oil and natural gas sales	$51,327	$64,242	$141,167	$201,357
(1)	NGLs produced in Bairoil are treated as condensate and reflected within the commodity line for oil.
(2)

Revenues for the nine months ended September 30, 2026 included post-divestiture true-ups related to the Company’s East Texas and Oklahoma assets divestitures that were completed during the fourth quarter of 2025. The Company did not have any revenue sales related to natural gas and NGLs for the three and nine months ended September 30, 2026 and therefore the revenues for the period are not indicative of ongoing commodity sales from retained assets.

Contract Balances

Under the Company’s sales contracts, the Company invoices customers once its performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s contracts do not give rise to contract assets or liabilities. Accounts receivable attributable to the Company’s revenue contracts with customers were $20.1 million at September 30, 2026, $23.0 million at December 31, 2025, $26.5 million at September 30, 2025, and $28.5 million at December 31, 2024.

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

Note 4. Acquisitions and Divestitures

2026 Acquisitions and Divestitures

No acquisition or divestiture activity occurred during the three or nine months ended September 30, 2026.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2025 Acquisitions and Divestitures

The Company completed the following divestitures in 2025: (i) the sale of all of its assets located in East Texas/North Louisiana in December 2025 for $122.0 million, excluding $3.2 million of final-post-closing adjustments, (ii) the sale of all of its assets located in Oklahoma in December 2025 for $92.5 million, excluding $0.5 million of final post-closing adjustments, (iii) the sale of all its non-operated Eagle Ford assets in July 2025 for $23.0 million, excluding $1.9 million of final post-closing adjustments, and (iv) other sales of interests in certain units with rights in the Cotton Valley and Haynesville basins during 2025 for $13.6 million. None of the asset dispositions qualified as discontinued operations. As a result of the divestitures, the Company no longer holds any assets in the East Texas/North Louisiana, Oklahoma, or Eagle Ford (non-op) areas.

During the nine months ended September 30, 2026, the Company finalized customary post-closing adjustments related to the prior year sale of certain oil and natural gas properties. As a result of the final settlement process, the Company recognized an additional gain of $1.7 million, which was recorded in the financial statement line-item loss (gain) on sale of properties in our Unaudited Condensed Consolidated Statements of Operations.

Contemplated Merger with Juniper Capital

On January 14, 2025, the Company entered into an Agreement and Plan of Merger, as subsequently amended (the “Merger Agreement”) with Juniper Capital Advisors, L.P. and certain of its affiliated companies (“Juniper”).

On April 25, 2025, the Company and Juniper entered into a mutual termination agreement (the “Termination Agreement”) to terminate the Merger Agreement, effective immediately. As a result of the Termination Agreement, the Merger Agreement is of no further force and effect.

Acquisition and Divestiture Expenses

Acquisition and divestiture related expenses for third-party transactions are included in general and administrative expense in the accompanying Unaudited Condensed Consolidated Statements of Operations for the periods indicated below (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Cost incurred related to the contemplated merger with Juniper	$—	$86	$—	$2,681
Cost incurred related to the East Texas and Oklahoma divestitures	158	719	328	719
Other acquisition and divestitures expenses	—	146	—	1,526
	$158	$951	$328	$4,926

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The carrying values of accounts receivables, accounts payables (including accrued liabilities), restricted investments and amounts outstanding under long-term debt agreements with variable rates included in the accompanying Unaudited Condensed Consolidated Balance Sheets approximated fair value at September 30, 2026 and December 31, 2025. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair market values of the derivative financial instruments reflected on the accompanying Unaudited Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 were based on estimated forward commodity prices. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following tables present the gross derivative assets and liabilities that are measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025 for each of the fair value hierarchy levels:

	Fair Value Measurements at September 30, 2026
			Significant
	Quoted Prices in	Significant Other	Unobservable
	Active Market	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value

	(In thousands)
Assets:
Commodity derivatives	$—	$3,214	$—	$3,214
Total assets	$—	$3,214	$—	$3,214

Liabilities:
Commodity derivatives	$—	$29,790	$—	$29,790
Total liabilities	$—	$29,790	$—	$29,790

Fair Value Measurements at December 31, 2025
Significant
	Quoted Prices in	Significant Other	Unobservable
	Active Market	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value

(In thousands)
Assets:
Commodity derivatives	$—	$18,854	$—	$18,854
Total assets	$—	$18,854	$—	$18,854

Liabilities:
Commodity derivatives	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

See Note 6 for additional information regarding the Company’s derivative instruments.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis, as reflected on the accompanying Unaudited Condensed Consolidated Balance Sheets. The following methods and assumptions are used to estimate the fair values:

●	The fair value of asset retirement obligations (“AROs”) is based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding factors such as the existence of a legal obligation for an ARO, amounts and timing of settlements, the credit-adjusted risk-free rate and inflation rates. The initial fair value estimates are based on unobservable market data and are classified within Level 3 of the fair value hierarchy. See Note 7 for a summary of changes in AROs.
●	Proved oil and natural gas properties are reviewed for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such properties. The Company uses an income approach based on the discounted cash flow method, whereby the present value of expected future net cash flows is discounted by applying an appropriate discount rate, for purposes of placing a fair value on the assets. The future cash flows are based on management’s estimates for the future. The unobservable inputs used to determine fair value include, but are not limited to, estimates of proved reserves, estimates of probable reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and natural gas properties (some of which are Level 3 inputs within the fair value hierarchy).
o	No impairment expense was recorded on proved oil and natural gas properties during the three and nine months ended September 30, 2026.
o	The Company recorded an impairment expense of $34.0 million and $42.5 million for the three and nine months ended September 30, 2025, respectively. The Company recognized an impairment charge due to the carrying value of the assets exceeding the fair market value of the assets.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company also enters into oil derivative contracts indexed to NYMEX-WTI and ICE Brent.

At September 30, 2026, the Company had the following open commodity positions:

	Remaining
	2026	2027
Crude Oil Derivative Contracts:
Fixed price swap contracts (WTI):
Average monthly volume (Bbls)	135,000	76,167
Weighted-average fixed price	$65.62	$64.02

Fixed price swap contracts (ICE Brent):
Average monthly volume (Bbls)	20,000	3,750
Weighted-average fixed price	$84.25	$75.00

Collar contracts:
Two-way collars (WTI)
Average monthly volume (Bbls)	—	3,750
Weighted-average floor price	$—	$65.00
Weighted-average ceiling price	$—	$77.50

Two-way collars (ICE Brent)
Average monthly volume (Bbls)	—	41,250
Weighted-average floor price	$—	$75.64
Weighted-average ceiling price	$—	$85.79

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at September 30, 2026 and December 31, 2025. There was no cash collateral received or pledged associated with the Company’s derivative instruments since most of its counterparties, or certain of its affiliates, to its derivative contracts are lenders under its Revolving Credit Facility.

		Asset	Liability	Asset	Liability
		Derivatives	Derivatives	Derivatives	Derivatives
		September 30,	September 30,	December 31,	December 31,
Type	Balance Sheet Location	2026	2026	2025	2025

		(In thousands)
Commodity contracts	Short-term derivative instruments	$2,520	$27,930	$15,429	$—
Gross fair value		2,520	27,930	15,429	—
Netting arrangements		(2,520)	(2,520)	—	—
Net recorded fair value	Short-term derivative instruments	$—	$25,410	$15,429	$—

Commodity contracts	Long-term derivative instruments	$694	$1,860	$3,425	$—
Gross fair value		694	1,860	3,425	—
Netting arrangements		(694)	(694)	—	—
Net recorded fair value	Long-term derivative instruments	$—	$1,166	$3,425	$—

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

		For the Three Months Ended		For the Nine Months Ended
	Statements of	September 30,		September 30,
	Operations Location	2026	2025	2026	2025
Commodity derivative contracts	Loss (gain) on commodity derivatives	$34,351	$(6,922)	$71,164	$(14,767)

Note 7. Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the Company’s portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the nine months ended September 30, 2026 (in thousands):

Asset retirement obligations at beginning of period	$72,676
Liabilities added from acquisition or drilling	—
Liabilities settled	(240)
Liabilities removed upon sale of wells	—
Accretion expense	3,809
Revision of estimates	174
Asset retirement obligation at end of period	76,419
Less: Current portion	420
Asset retirement obligations - long-term portion	$75,999

Note 8. Long-Term Debt

The Company had no debt outstanding at September 30, 2026 and December 31, 2025.

Amended and Restated Credit Agreement

On July 31, 2023, OLLC and Amplify Acquisitionco LLC (“Acquisitionco”), as the direct parent of OLLC and wholly owned subsidiary of the Company, entered into the Amended and Restated Credit Agreement, providing for a senior secured reserve-based revolving credit facility (as amended, the “Revolving Credit Facility”). The Revolving Credit Facility is guaranteed by the Company and all of its material subsidiaries and secured by substantially all of their assets.

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

On June 10, 2026, the Company completed the spring borrowing base redetermination, which reaffirmed the borrowing base at $25.0 million. The next regularly scheduled borrowing base redetermination is expected to be completed during the fourth quarter.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2026, the borrowing base under the Revolving Credit Facility was $25.0 million with elected commitments of $15.0 million. The Revolving Credit Facility borrowing base is subject to redetermination on at least a semi-annual basis, primarily based on a reserve engineering report.

Certain key terms and conditions under the Revolving Credit Facility, as amended, include (but are not limited to):

●	A maturity date of December 31, 2028;
●	The loans shall bear interest at a rate per annum equal to (i) adjusted SOFR or (ii) an adjusted base rate, plus an applicable margin based on a utilization ratio of the lesser of the borrowing base and the aggregate commitments. The applicable margin ranges from 2.00% to 3.00% for adjusted base rate borrowings, and 3.00% to 4.00% for adjusted SOFR borrowings;
●	The unused commitments under the Revolving Credit Facility will accrue a commitment fee of 0.50%, payable quarterly in arrears;
●	Certain financial covenants, including the maintenance of (i) a net debt leverage ratio not to exceed 3.00 to 1.00, determined as of the last day of each fiscal quarter for the four fiscal-quarter period then ending and (ii) a current ratio of not less than 1.00 to 1.00, determined as of the last day of each fiscal quarter;
●	Certain events of default, including, without limitation: non-payment; breaches of representations and warranties; non-compliance with covenants or other agreements; cross-default to material indebtedness; judgments; change of control; and voluntary and involuntary bankruptcy; and
●	Minimum hedging requirements ranging from 25% to 75% depending on availability under the Revolving Credit Facility, of the reasonably projected monthly production of hydrocarbons from proved developed producing reserves for the 12 to 24-month period immediately following the date of determination.

As of September 30, 2026, the Company was in compliance with all the financial covenants (current ratio and total leverage ratio) and non-financial covenants associated with the Revolving Credit Facility.

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid, excluding commitment fees, on the Company’s consolidated variable-rate debt obligations for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revolving Credit Facility	—%	8.48%	—%	8.45%

Letters of Credit

At September 30, 2026, the Company had no letters of credit outstanding.

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with the Company’s Revolving Credit Facility were $0.8 million at September 30, 2026.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Equity

Common Stock

The Company’s authorized capital stock includes 250,000,000 shares of Common Stock. The following is a summary of the changes in the Company’s Common Stock issued for the nine months ended September 30, 2026:

Common Stock
Balance, December 31, 2025	40,719,957
Issuance of Common Stock	—
Restricted stock units vested	1,061,577
Common Stock repurchased and retired under share repurchase program	(691,025)
Shares withheld for taxes(1)	(323,425)
Balance, September 30, 2026	40,767,084
(1)	Represents the net settlement on vesting of restricted stock to satisfy tax withholding requirements.

Share Repurchase Program

On August 10, 2026, the Company announced that, on August 6, 2026, the board of directors of the Company approved a share repurchase program authorizing the repurchase of up to $15.0 million of the Company’s outstanding Common Stock, with repurchases beginning on August 11, 2026. Repurchases under the share repurchase program may be made from time to time through open market repurchases or through privately negotiated transactions subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases have been and may be structured to occur in accordance with the requirements of Rule 10b-18 under the Exchange Act. The Company has entered into and may enter into, from time to time, Rule 10b5-1 plans to facilitate repurchases of shares of its Common Stock under the share repurchase program. The Company is not obligated under the share repurchase program to acquire any particular amount of Common Stock, and the Company may terminate or suspend the share repurchase program at any time. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. The share repurchase program is expected to continue through and including December 31, 2026. During the three months ended September 30, 2026, the Company repurchased 691,025 shares of Common Stock at an average of $4.65 (including commission and transaction fees) for a total cost of approximately $3.2 million. As of September 30, 2026, approximately $11.8 million remained available under the share repurchase program.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Earnings (Loss) per Share

The following sets forth the calculation of earnings (loss) per share, or EPS, for the periods indicated (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income (loss)	$(18,859)	$(20,966)	$(39,676)	$(20,443)
Less: Net income allocated to participating securities	—	—	—	—
Basic and diluted earnings available to common stockholders	$(18,859)	$(20,966)	$(39,676)	$(20,443)

Common shares:
Common shares outstanding — basic	41,296	40,471	41,243	40,337
Dilutive effect of potential common shares	—	—	—	—
Common shares outstanding — diluted	41,296	40,471	41,243	40,337

Net earnings (loss) per share:
Basic	$(0.46)	$(0.52)	$(0.96)	$(0.51)
Diluted(1)	$(0.46)	$(0.52)	$(0.96)	$(0.51)
(1)	The Company excluded 117,690 and 459,942 restricted stock units from the diluted weighted-average common shares outstanding for the three and nine months ended September 30, 2026, respectively, because their effect was anti-dilutive.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2026, TSU grants are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a straight-line basis over the requisite service period and forfeitures are accounted for as they occur. The unrecognized cost associated with the TSUs was $4.5 million at September 30, 2026. The Company expects to recognize the unrecognized compensation cost for these awards over a weighted average period of approximately 1.8 years.

The following table summarizes information regarding the TSUs activity for the period presented:

		Weighted-
		Average Grant-
	Number of	Date Fair Value
	Units	per Unit(1)
TSUs outstanding at December 31, 2025	1,252,925	$5.63
Granted(2)	816,408	$4.84
Forfeited	(12,459)	$5.02
Vested	(834,302)	$5.60
TSUs outstanding at September 30, 2026	1,222,572	$5.12
(1)	Determined by dividing the aggregate grant-date fair value of awards by the number of awards issued.
(2)	The aggregate grant-date fair value of TSUs issued for the nine months ended September 30, 2026 was $4.0 million based on a grant-date market price ranging from $3.96 per share to $5.02 per share.

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

Compensation costs related to PSU awards are recorded as general and administrative expense. The unrecognized cost associated with PSU awards was $1.9 million at September 30, 2026. The Company expects to recognize the unrecognized compensation cost for PSU awards over a weighted-average period of approximately 1.9 years.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the ranges for the assumptions used in the Monte Carlo model for the 2026 PSUs:

February 2026
Expected volatility	57.0%
Dividend yield	0.00%
Risk-free interest rate	3.56%

The following table summarizes information regarding the PSU activity for the period presented:

		Weighted-
		Average Grant-
	Number of	Date Fair Value
	Units	per Unit(1)
PSUs outstanding at December 31, 2025	676,425	$8.79
Granted(2)	204,925	$6.86
Forfeited	(58,224)	$7.50
Vested	(227,275)	$12.75
PSUs outstanding at September 30, 2026	595,851	$6.74
(1)	Determined by dividing the aggregate grant-date fair value of awards by the number of awards issued.
(2)	The aggregate grant-date fair value of PSUs issued for the nine months ended September 30, 2026 was $1.4 million based on a calculated fair value price at $6.86 per share.

Compensation Expense

The following table summarizes the amount of recognized compensation expense associated with the EIP Plans, which are reflected in the accompanying Unaudited Condensed Consolidated Statements of Operations for the periods presented (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Share-based compensation costs
TSUs	$907	$1,476	$3,574	$4,099
PSUs	344	1,180	974	2,438
	$1,251	$2,656	$4,548	$6,537

Note 12. Leases

The Company has leases for office space, warehouse space and equipment in its corporate office and operating regions as well as vehicles, compressors and surface rentals related to its business operations. In addition, the Company has right-of-way leases to operate the San Pedro Bay Pipeline. Most of the Company’s leases, other than its corporate office lease, have an initial term and may be extended on a month-to-month basis after expiration of the initial term. Most of the Company’s leases can be terminated with 30-day prior written notice. The majority of its month-to-month leases are not included as a lease liability in its Unaudited Condensed Consolidated Balance Sheet because continuation of the lease is not reasonably certain. Additionally, the Company elected the short-term practical expedient to exclude leases with a term of twelve months or less. For the quarter ended September 30, 2026, all of the Company’s leases qualified as operating leases, and it did not have any existing or new leases qualifying as financing leases or variable leases.

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

For the nine months ended September 30, 2026 and 2025, the Company recognized approximately $1.1 million and $1.6 million, respectively, of costs relating to the operating leases in the Unaudited Condensed Consolidated Statements of Operations.

Supplemental cash flow information related to the Company’s lease liabilities is included in the table below:

	For the Nine Months Ended
	September 30,
	2026	2025

	(In thousands)
Non-cash amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,903	$810

The following table presents the Company’s right-of-use assets and lease liabilities for the period presented:

	September 30,	December 31,
	2026	2025

	(In thousands)
Right-of-use asset	$4,901	$2,998

Lease liabilities:
Current lease liability	1,266	1,184
Long-term lease liability	4,255	2,568
Total lease liability	$5,521	$3,752

The following table reflects the Company’s maturity analysis of the minimum lease payment obligations under non-cancelable operating leases with a remaining term in excess of one year (in thousands):

	Office and	Leased vehicles
	warehouse	and office
	leases	equipment	Total
2026	$374	$56	$430
2027	1,437	219	1,656
2028	1,316	22	1,338
2029	1,316	—	1,316
2030 and thereafter	1,874	—	1,874
Total lease payments	6,317	297	6,614
Less: interest	1,075	18	1,093
Present value of lease liabilities	$5,242	$279	$5,521

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The weighted average remaining lease terms and discount rate for all of the Company’s operating leases for the period presented:

	September 30,
	2026	2025
Weighted average remaining lease term (years):
Office and warehouse space	4.49	3.24
Vehicles	0.03	0.40
Office equipment	0.01	—
Weighted average discount rate:
Office and warehouse space	7.34%	5.51%
Vehicles	0.34%	1.56%
Office equipment	0.05%	—%

Note 13. Supplemental Disclosures to the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Cash Flows

Accrued Liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	September 30,	December 31,
	2026	2025
Accrued lease operating expense	$9,863	$9,893
Accrued capital expenditures	1,734	5,335
Accrued general and administrative expense	4,757	7,616
Accrued production and ad valorem tax	2,582	2,085
Operating lease liability	1,266	1,184
Asset retirement obligations	420	300
Accrued severance expense	277	6,306
Accrued commitment fee and other expense	—	1,799
Accrued liabilities	$20,899	$34,518

Accounts Receivable

Accounts receivable consisted of the following at the dates indicated (in thousands):

	September 30,	December 31,
	2026	2025
Oil and natural gas receivables	$20,092	$23,010
Other accounts receivable	5,200	10,048
Total accounts receivable	25,292	33,058
Less: allowance for credit losses	(3,332)	(2,917)
Total accounts receivable, net	$21,960	$30,141

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flows

Supplemental cash flows for the periods presented (in thousands):

	For the Nine Months Ended
	September 30,
	2026	2025
Supplemental cash flows:
Cash paid for interest, net of amounts capitalized	$57	$7,368
Cash paid for taxes	—	130

Supplemental non-cash activity:
Increase (decrease) in capital expenditures included in accrued liabilities	(3,601)	(2,903)

Note 14. Related Party Transactions

Related Party Agreements

There have been no transactions between the Company and any related person in which the related person had a direct or indirect material interest for the three or nine months ended September 30, 2026 and 2025.

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

The CODM uses consolidated net income to assess financial performance, allocating capital and other resources. The CODM uses consolidated net income in the annual budgeting and monthly forecasting process. Additionally, the CODM is regularly provided information on lease operating expense, gathering, processing and transportation and taxes other than income. Other segment items primarily consist of DD&A, accretion expense, general and administrative expense, pipeline incident loss, loss (gain) on commodity derivative, interest expense and income tax expense (benefit). Our significant segment expenses and other segment items are derived from and can be found within the Unaudited Condensed Consolidated Statements of Operations. The measure of segment assets is reported on the Unaudited Condensed Consolidated Balance Sheet as total assets and the measure of capital expenditures is reflected in the Unaudited Condensed Consolidated Statement of Cash Flows.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides financial information with respect to the Company’s single reportable segment for the periods indicated below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(In thousands)
Revenue	$51,438	$66,396	$141,588	$206,807
Less:
Lease operating expense	22,683	35,613	67,513	111,652
Gathering, processing and transportation	1,035	5,237	2,478	14,246
Taxes other than income	3,157	3,654	8,541	12,337
Other segment items	43,422	42,858	102,732	89,015
Net income (loss)	$(18,859)	$(20,966)	$(39,676)	$(20,443)

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

Environmental costs for remediation are accrued based on estimates of known remediation requirements. Such accruals are based on management’s best estimate of the ultimate cost to remediate a site and are adjusted as further information and circumstances develop. Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies and regulatory approvals. Expenditures to mitigate or prevent future environmental contamination are capitalized. Ongoing environmental compliance costs are charged to expense as incurred. In accruing for environmental remediation liabilities, costs of future expenditures for environmental remediation are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable. At September 30, 2026 and December 31, 2025, the Company had no environmental reserves recorded in its Unaudited Condensed Consolidated Balance Sheet.

Beta Pipeline Incident

There have been no material changes to the legal proceedings, insurance receivables and costs associated with the incident that occurred at our producing oil property located at Beta (the “Incident”) as described in the Company’s annual financial statements included in its 2025 Form 10-K, except with respect to that disclosed below.

Excluding the costs associated with the resolution of the federal and state matters discussed in the 2025 Form 10-K, for the nine months ended September 30, 2026, the Company incurred legal fees, loss load and other non-reimbursable expenses of $0.2 million that are classified as “Pipeline incident loss” on the Company’s Unaudited Condensed Consolidated Statements of Operations. For more information, please see the 2025 Form 10-K.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sinking Fund Trust Agreement

Beta Operating Company, LLC (“Beta LLC”), a wholly owned subsidiary, assumed an obligation with a third party to make payments into a sinking fund in connection with the Beta properties, the purpose of which is to provide funds adequate to decommission the portion of the San Pedro Bay Pipeline that lies within state waters and the surface facilities. Interest earned in the account stays in the account. The obligation to fund ceases when the aggregate value of the account reaches $4.3 million. As of September 30, 2026, the account balance included in restricted investments was approximately $4.7 million.

Supplemental Bond for Decommissioning Liabilities Trust Agreement

Beta LLC has a decommissioning obligation with BOEM in connection with the Beta properties. The Company supports its decommissioning obligation with $161.3 million of A-rated surety bonds.

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

The following table outlines the updated funding commitment for these agreements at September 30, 2026 (in thousands):

	Payment Due by Period
Funding commitment	Total	Remaining 2026	2027	2028	2029	2030	Thereafter(1)
Federal escrow fund payments	$122,235	$2,000	$8,000	$8,000	$8,000	$8,000	$88,235
State escrow fund payments	7,238	258	1,034	1,034	1,034	1,034	2,844
Total sinking fund payments	$129,473	$2,258	$9,034	$9,034	$9,034	$9,034	$91,079
(1)	The remaining payments will be made during the years 2031 through 2042.

As of September 30, 2026, the Company has funded $43.1 million into the escrow accounts which is reflected in “Restricted investments” on the Unaudited Condensed Consolidated Balance Sheet.

Note 17. Income Taxes

The Company’s current income tax benefit (expense) was $1.3 million for both the three and nine months ended September 30, 2026, respectively. The Company’s current income tax benefit (expense) was $0.1 million and ($0.4) million for the three and nine months ended September 30, 2025, respectively.

The Company’s deferred income tax benefit (expense) was $3.5 million and $9.2 million for the three and nine months ended September 30, 2026, respectively. The Company’s deferred income tax benefit (expense) was $9.2 million and $9.3 million for the three and nine months ended September 30, 2025, respectively.

The effective tax rates for the three and nine months ended September 30, 2026 were 20.4% and 20.9%, respectively. The effective tax rates for the three and nine months ended September 30, 2025 were 30.8% and 30.5%, respectively. The difference between the statutory U.S. federal income tax rate of 21% and the effective tax rate for the three and nine months ended September 30, 2026 was primarily attributable to hedging book losses for 2026. This represents a positive income driver, resulting in an effective tax rate that is less than the statutory rate. The difference between the statutory U.S. federal income tax rate of 21% and the effective tax rate for the three and nine months ended September 30, 2025 was primarily attributable to increased estimated marginal well production credits and higher book losses for 2025.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Subsequent Events

Share Repurchase Program

Subsequent to September 30, 2026, and through November 6, 2026, the Company repurchased 900,000 shares of its Common Stock in open-market transactions under its previously announced share repurchase program for an aggregate purchase price of approximately $3.7 million (including commissions and fees), at a weighted-average price of $4.13 per share. After giving effect to these repurchases and as of November 6, 2026, approximately $8.1 million remained available under the $15.0 million share repurchase program.

Special Case Royalty Relief

On October 30, 2026, the Marine Minerals Administration informed the Company that it had been approved for Special Case Royalty Relief for the Company’s interests in three Pacific Outer Continental Shelf blocks (P-0300, P-0301, and P-0306), referred to as the Beta properties. The royalty relief is effective November 1, 2026 for the Beta properties’ leases. Special Case Royalty Relief at the Beta properties reduces the royalty rate on all production to approximately 12.5% for leases OCS-P 0300 and OCS-P 0301 and approximately 8.33% for lease OCS-P 0306. Special Case Royalty Relief rates will be suspended in months in which the rolling 12-month weighted average NYMEX oil and Henry Hub gas price exceeds $91.85 per BOE. Special Case Royalty relief will end in the event that the rolling 12-month weighted average commodity price exceed $91.85 per BOE.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and accompanying notes in “Item 1. Financial Statements” contained herein and in “Item 1A. Risk Factors” of our 2025 Form 10-K. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” in the front of this quarterly report.

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

The Company’s assets have historically consisted primarily of producing oil and natural gas properties located in Oklahoma, the Rockies (“Bairoil”), federal waters offshore Southern California (“Beta”), East Texas/North Louisiana and the Eagle Ford (non-op). The Company divested its assets in Oklahoma, East Texas/North Louisiana and the Eagle Ford (non-op) during the year ended December 31, 2025. As of September 30, 2026, the Company properties consist of its Bairoil and Beta oil and NGL producing properties. The oil and NGL properties are located in mature oil reservoirs. As of September 30, 2026, the Company is the operator of record for properties containing 100% of its total estimated proved reserves.

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

Divestiture Summary

In 2025, the Company worked to simplify its portfolio and strengthen its balance sheet. Throughout 2025, the Company completed divestiture transactions in connection with its East Texas/North Louisiana, Oklahoma and non-operated Eagle Ford properties. These transactions continued management’s efforts to simplify the Company’s asset base. Management believes the divestiture transactions strengthened liquidity and further streamlined the Company’s asset portfolio. None of the asset dispositions qualified as discontinued operations.

Recent Developments

Special Case Royalty Relief

On October 30, 2026, the Marine Minerals Administration informed the Company that it had been approved for Special Case Royalty Relief for the Company’s interests in three Pacific Outer Continental Shelf blocks (P-0300, P-0301, and P-0306), referred to as the Beta properties. The royalty relief is effective November 1, 2026 for the Beta properties’ leases.  Special Case Royalty Relief at the Beta properties reduces the royalty rate on all production to approximately 12.5% for leases OCS-P 0300 and OCS-P 0301 and approximately 8.33% for lease OCS-P 0306. Special Case Royalty Relief rates will be suspended in months in which the rolling 12-month weighted average NYMEX oil and Henry Hub gas price exceeds $91.85 per BOE. Special Case Royalty relief will end in the event that the rolling 12-month weighted average commodity price exceed $91.85 per BOE.

Share Repurchase Program

As previously announced, on August 6, 2026, our board of directors of the Company approved a program authorizing the repurchase of up to $15.0 million of our common stock through and including December 31, 2026. As of November 6, 2026, approximately $8.1 million remained available under the share repurchase program. We are not obligated to repurchase any particular amount of common stock and may suspend or terminate the program at any time.

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

With the approval of Special Case Royalty Relief that was effective for November 1,2026, the Company provided notice to terminate the End-of-Life Royalty Relief.

On October 30, 2026, the Marine Minerals Administration informed the Company that it had been approved for Special Case Royalty Relief for the Company’s interests in three Pacific Outer Continental Shelf blocks (P-0300, P-0301, and P-0306), referred to as the Beta properties. The royalty relief is effective November 1, 2026 for the Beta properties’ leases. Special Case Royalty Relief at the Beta properties reduces the royalty rate on all production to approximately 12.5% for leases OCS-P 0300 and OCS-P 0301 and approximately 8.33% for lease OCS-P 0306. Special Case Royalty Relief rates will be suspended in months in which the rolling 12-month weighted average NYMEX oil and Henry Hub gas price exceeds $91.85 per BOE. Special Case Royalty relief will end in the event that the rolling 12-month weighted average commodity price exceed $91.85 per BOE.

Results of Operations

The results of operations for the three and nine months ended September 30, 2026 and 2025 have been derived from our unaudited condensed consolidated financial statements.

Factors Affecting the Comparability of the Historical Financial Results

●	The sale of our non-operated Eagle Ford assets in July 2025 for $23.0 million, excluding $1.9 million of final post-closing adjustments.
●	The sale of all of our assets located in East Texas/North Louisiana in December 2025 for $122.0 million, excluding $3.2 million of final post-closing adjustments.
●	The sale of all of our assets located in Oklahoma in December 2025 for $92.5 million, excluding $0.5 million of final post-closing adjustments.
●	Other sales of interests in certain units with rights in the Cotton Valley and Haynesville basins during 2025 for $13.6 million.

As a result of the factors listed above, the historical results of operations and period-to-period comparisons of these results and certain financial data may not be comparable or indicative of future results.

The following table summarizes certain of the results of operations for the periods indicated.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	($ In thousands except per unit amounts)
Oil and natural gas sales	$51,327	$64,242	$141,167	$201,357
Other revenues	111	2,154	421	5,450
Lease operating expense	22,683	35,613	67,513	111,652
Gathering, processing and transportation	1,035	5,237	2,478	14,246
Taxes other than income	3,157	3,654	8,541	12,337
Depreciation, depletion and amortization	5,592	9,004	16,168	27,263
Impairment expense	—	34,002	—	42,450
General and administrative expense	6,232	11,764	22,138	33,776
Loss (gain) on commodity derivative instruments	34,351	(6,922)	71,164	(14,767)
Loss (gain) on sale of properties	15	(1,740)	(1,722)	(9,536)
Interest expense, net	891	3,860	2,789	10,973
Income tax (expense) benefit - current	1,297	116	1,297	(380)
Income tax (expense) benefit - deferred	3,532	9,228	9,191	9,346
Net income (loss)	(18,859)	(20,966)	(39,676)	(20,443)

Oil and natural gas revenues:
Oil sales(1)	$51,327	$45,543	$141,271	$145,230
NGL sales(2)	—	5,401	65	17,206
Natural gas sales(2)	—	13,298	(169)	38,921
Total oil and natural gas revenues	$51,327	$64,242	$141,167	$201,357

Production volumes:
Oil (MBbls)(1)	682	750	1,873	2,315
NGLs (MBbls)(2)	—	286	3	834
Natural gas (MMcf)(2)	—	4,648	18	12,055
Total (MBoe)	682	1,811	1,880	5,158
Average net production (MBoe/d)	7.4	19.7	6.9	18.9

Average realized sales price (excluding commodity derivatives):
Oil (per Bbl)(1)	$75.19	$60.72	$75.39	$62.73
NGL (per Bbl)(2)	—	18.86	21.32	20.63
Natural gas (per Mcf)(2)	—	2.86	(8.99)	3.23
Total (per Boe)	$75.19	$35.47	$75.09	$39.03

Average unit costs per Boe:
Lease operating expense	$33.26	$19.67	$35.91	$21.65
Gathering, processing and transportation	1.52	2.89	1.32	2.76
Taxes other than income	4.63	2.02	4.54	2.39
General and administrative expense	9.14	6.50	11.78	6.55
Depletion, depreciation and amortization	8.20	4.97	8.60	5.29
(1)	NGLs produced in Bairoil are treated as condensate and reflected within the commodity line for oil.
(2)

The average realized sales price for the nine months ended September 30, 2026, was impacted by post-divestiture true-up adjustments related to the Company’s East Texas and Oklahoma assets sales completed during the fourth quarter of 2025. The Company did not have any revenue or new production activity related to natural gas and NGLs for the divested assets for the three and nine months ended September 30, 2026 and therefore the revenue or production for the period are not indicative of ongoing commodity sales from retained assets.

For the Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

We reported a net loss of $18.9 million compared to a net loss of $21.0 million for the three months ended September 30, 2026 and 2025, respectively.

Oil, natural gas and NGL revenues were $51.3 million and $64.2 million for the three months ended September 30, 2026 and 2025, respectively. Average net production volumes were approximately 7.4 MBoe/d and 19.7 MBoe/d for the three months ended September 30, 2026 and 2025, respectively. The average realized sales prices were $75.19 per Boe and $35.47 per Boe for the three months ended September 30, 2026 and 2025, respectively. The decrease of $12.9 million in oil, natural gas and NGL revenue was primarily driven by the divestiture of our East Texas, Oklahoma and non-operated Eagle Ford assets in 2025, partially offset by higher realized oil commodity prices. Oil revenues for our Beta and Bairoil assets were $51.3 million and $38.2 million for the three months ended September 30, 2026 and 2025, respectively. The change in oil revenue at Beta and Bairoil was primarily due to higher realized oil commodity prices.

Other revenues were $0.1 million and $2.2 million for the three months ended September 30, 2026 and 2025, respectively. The decrease of $2.0 million in other revenue was primarily driven by the divestiture of our East Texas, Oklahoma and non-operated Eagle Ford assets in 2025. For the three months ended September 30, 2026, other revenues primarily consisted of other income for pipeline transportation income. For the three months ended September 30, 2025, other revenues consisted of $1.1 million for services revenue with respect to our wholly owned subsidiary, Magnify Energy Services (“Magnify”), and $0.8 million for iodine sales.

Lease operating expenses were $22.7 million and $35.6 million for the three months ended September 30, 2026 and 2025, respectively. The decrease of $12.9 million in lease operating expenses was primarily driven by the divestiture of our East Texas, Oklahoma and non-operated Eagle Ford assets in 2025. Lease operating expenses for Beta and Bairoil were $22.5 million and $27.0 million for the three months ended September 30, 2026 and 2025, respectively. The decrease in lease operating expenses was primarily driven by lower CO2 costs.

Gathering, processing and transportation expenses were $1.0 million and $5.2 million for the three months ended September 30, 2026 and 2025, respectively. The decrease of $4.2 million in gathering, processing and transportation expenses was primarily driven by the divestiture of our East Texas, Oklahoma and non-operated Eagle Ford assets in 2025. Gathering, processing and transportation expenses for Beta were $1.0 million and $1.1 million for the three months ended September 30, 2026 and 2025, respectively.

Taxes other than income were $3.2 million and $3.7 million for the three months ended September 30, 2026 and 2025, respectively. The decrease of $0.5 million in taxes other than income was primarily driven by the divestiture of our East Texas, Oklahoma and non-operated Eagle Ford assets in 2025. Taxes other than income at Beta and Bairoil were $3.1 million and $2.3 million for the three months ended September 30, 2026 and 2025, respectively. The increase in taxes other than income was primarily related to production taxes, which were driven by higher commodity prices.

Depreciation, depletion & amortization (“DD&A”) expenses were $5.6 million and $9.0 million for the three months ended September 30, 2026 and 2025, respectively. The decrease of $3.4 million in DD&A expense was primarily driven by the divestiture of our East Texas, Oklahoma and non-operated Eagle Ford assets in 2025. DD&A expenses for Beta and Bairoil were $5.6 million and $5.0 million for the three months ended September 30, 2026 and 2025, respectively.

Impairment expense. No impairment expense was recorded for the three months ended September 30, 2026. The Company recorded impairment expense of $34.0 million for the three months ended September 30, 2025. The Company recognized an impairment charge due to the carrying value of the assets exceeding the fair market value of the assets. See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

General and administrative expenses were $6.2 million and $11.8 million for the three months ended September 30, 2026 and 2025, respectively. The change in general and administrative expenses was primarily related to (i) a decrease of $1.4 million in severance expense; (ii) a decrease of $1.5 million for salaries and other payroll benefits, (iii) a decrease of $1.4 million in stock compensation expense, (iv) a decrease of $0.8 million in acquisition and divestiture costs and (v) a decrease of $0.1 million in legal expense, and partially offset by an increase of $0.6 million due to the elimination of COPAS overhead charges.

Net loss (gain) on commodity derivative instruments of $34.4 million was recognized for the three months ended September 30, 2026, consisting of a $24.6 million decrease in the fair value of open positions and $9.7 million of cash settlements paid on expired positions. Net gain on commodity derivative instruments of $6.9 million was recognized for the three months ended September 30, 2025, consisting of a $2.1 million increase in the fair value of open positions and $4.8 million of cash settlements received on expired positions.

Loss (gain) on sale of properties was less than $0.1 million and ($1.7) million for the three months ended September 30, 2026 and 2025, respectively. See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Item 1. Financial Statements” of this quarterly report for additional information.

Interest expense, net was $0.9 million and $3.9 million for the three months ended September 30, 2026 and 2025, respectively. The change was primarily related to the Company paying off all outstanding debt as of December 31, 2025. In 2026, the Company will continue to have interest expense associated with its surety bonds.

Current income tax benefit (expense) was $1.3 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively. See additional information discussed in Note 17 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

Deferred income tax benefit (expense) was $3.5 million and $9.2 million for the three months ended September 30, 2026 and 2025, respectively. See additional information discussed in Note 17 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

For the Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

We reported a net loss of $39.7 million compared to net loss of $20.4 million for the nine months ended September 30, 2026 and 2025, respectively.

Oil, natural gas and NGL revenues were $141.2 million and $201.4 million for the nine months ended September 30, 2026 and 2025, respectively. Average net production volumes were approximately 6.9 MBoe/d and 18.9 MBoe/d for the nine months ended September 30, 2026 and 2025, respectively. The average realized sales prices were $75.09 per Boe and $39.03 per Boe for the nine months ended September 30, 2026 and 2025, respectively. The decrease of $60.2 million in oil, natural gas and NGL revenue was primarily driven by the divestiture of our East Texas, Oklahoma and non-operated Eagle Ford assets in 2025, partially offset by higher realized oil commodity prices. Oil revenues for our Beta and Bairoil assets were $141.2 million and $116.0 million for the nine months ended September 30, 2026 and 2025, respectively. The change in oil revenue at Beta and Bairoil was primarily due to higher realized oil commodity prices.

Other revenues were $0.4 million and $5.5 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease of $5.0 million in other revenue was primarily driven by the divestiture of our East Texas, Oklahoma and non-operated Eagle Ford assets in 2025. For the nine months ended September 30, 2026, other revenues primarily consisted of pipeline transportation income. For the nine months ended September 30, 2025, other revenues primarily consisted of services revenue of $3.1 million for Magnify and iodine sales of $2.0 million.

Lease operating expenses were $67.5 million and $111.7 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease of $44.1 million in lease operating expenses was primarily driven by the divestiture of our East Texas, Oklahoma and non-operated Eagle Ford assets in 2025. Lease operating expenses for Beta and Bairoil were $67.2 million and $81.4 million for the nine months ended September 30, 2026 and 2025, respectively. At Beta, the decrease in lease operating expenses was due to lower base lease operating costs, partially offset by higher workovers. At Bairoil, the decrease in lease operating expenses was primarily driven by lower CO2 and electricity costs.

Gathering, processing and transportation expenses were $2.5 million and $14.2 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease of $11.8 million in gathering, processing and transportation expenses was primarily driven by the divestiture of our East Texas, Oklahoma and non-operated Eagle Ford assets in 2025. Gathering, processing and transportation expenses for Beta were $2.5 million and $2.6 million for the nine months ended September 30, 2026 and 2025, respectively.

Taxes other than income were $8.5 million and $12.3 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease of $3.8 million in taxes other than income was primarily driven by the divestiture of our East Texas, Oklahoma and non-operated Eagle Ford assets in 2025. Taxes other than income at Beta and Bairoil were $8.4 million and $7.8 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in taxes other than income was primarily related to production taxes, which were driven by higher commodity prices.

DD&A expenses were $16.2 million and $27.3 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease of $11.1 million in DD&A expense was primarily driven by the divestiture of our East Texas, Oklahoma and non-operated Eagle Ford assets in 2025. DD&A expenses for Beta and Bairoil were $16.2 million and $13.4 million for the nine months ended September 30, 2026 and 2025, respectively.

Impairment expense. No impairment expense was recorded for the nine months ended September 30, 2026. The Company recorded impairment expense of $42.5 million for the nine months ended September 30, 2025. The Company recognized an impairment charge due to the carrying value of the assets exceeding the fair market value of the assets. See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

General and administrative expenses were $22.1 million and $33.8 million for the nine months ended September 30, 2026 and 2025, respectively. The change in general and administrative expenses was primarily related to (i) a decrease of $4.6 million in acquisition and divestiture costs, (ii) a decrease of $3.4 million for salaries and other payroll benefits, (iii) a decrease of $2.0 million in stock compensation expense, (iv) a decrease of $1.1 million in severance expense and (v) a decrease of $0.6 million in legal expense, and partially offset by (i) an increase of $1.9 million due to the elimination of COPAS overhead charges and (ii) an increase of $0.6 million in bad debt expense.

Net loss (gain) on commodity derivative instruments of $71.2 million was recognized for the nine months ended September 30, 2026, consisting of a $45.4 million decrease in the fair value of open positions and $25.9 million of cash settlements paid on expired positions, partially offset by $0.2 million of cash settlement received on terminated derivative instruments. A net gain on commodity derivative instruments of $14.8 million was recognized for the nine months ended September 30, 2025, consisting of a $4.6 million increase in the fair value of open positions and $10.1 million of cash settlements received on expired positions.

Loss (gain) on sale of properties was ($1.7) million and ($9.5) million for the nine months ended September 30, 2026 and 2025, respectively. The gain in 2025 primarily related to the sale of certain units with rights in the Cotton Valley and Haynesville basin in Harrison County, Texas. See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Item 1. Financial Statements” of this quarterly report for additional information.

Interest expense, net was $2.8 million and $11.0 million for the nine months ended September 30, 2026 and 2025, respectively. The change was primarily related to the Company paying off all outstanding debt as of December 31, 2025. In 2026, the Company will continue to have interest expense associated with its surety bonds.

Current income tax benefit (expense) was $1.3 million and ($0.4) million for the nine months ended September 30, 2026 and 2025, respectively. See additional information discussed in Note 17 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

Deferred income tax benefit (expense) was $9.2 million and $9.3 million for the nine months ended September 30, 2026 and 2025, respectively. See additional information discussed in Note 17 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

Non-GAAP Financial Measures

We include in this quarterly report the non-GAAP financial measure of Adjusted Net Income (Loss) and Adjusted EBITDA and provide our reconciliation of Adjusted Net Income (Loss) and Adjusted EBITDA to net income (loss) and net cash flows from operating activities, our most directly comparable financial measures calculated and presented in accordance with GAAP.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(In thousands)
Net (loss) income	$(18,859)	$(20,966)	$(39,676)	$(20,443)
Unrealized loss (gain) on commodity derivative instruments	24,605	(2,077)	45,429	(4,638)
Acquisition and divestiture-related expenses	158	951	328	4,926
Impairment expense	—	34,002	—	42,450
Non-recurring costs:
Loss (gain) on sale of properties	15	(1,740)	(1,722)	(9,536)
Income tax effect of unrealized loss (gain) on derivative instruments(1)	(5,167)	436	(9,540)	974
Tax effect of adjustments(1)	(36)	(6,975)	293	(7,946)
Adjusted net income (loss)	$716	$3,631	$(4,888)	$5,787
(1)	The federal statutory rates were utilized for all periods presented.

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

Reconciliation of Net Income (Loss) to Adjusted EBITDA

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(In thousands)
Net income (loss)	$(18,859)	$(20,966)	$(39,676)	$(20,443)
Interest expense, net	891	3,860	2,789	10,973
Income tax expense (benefit) - current	(1,297)	(116)	(1,297)	380
Income tax expense (benefit) - deferred	(3,532)	(9,228)	(9,191)	(9,346)
Impairment expense	—	34,002	—	42,450
Loss (gain) on commodity derivative instruments	34,351	(6,922)	71,164	(14,767)
Cash settlements (paid) received on expired commodity derivative instruments	(9,746)	4,845	(25,915)	10,129
DD&A	5,592	9,004	16,168	27,263
Accretion of AROs	1,291	2,219	3,809	6,612
Share-based compensation expense	1,251	2,656	4,548	6,536
Loss on settlement of AROs	315	33	607	70
Acquisition and divestiture related expenses	158	951	328	4,926
Severance payments	381	1,464	701	1,464
Bad debt expense	85	34	651	87
Amortization of gain (loss) associated with terminated commodity derivatives	(91)	159	(168)	477
Loss (gain) on sale of properties	15	(1,740)	(1,722)	(9,536)
Pipeline incident loss	12	54	191	645
Exploration costs	7	(1)	18	15
Other	4	—	208	800
Adjusted EBITDA	$10,828	$20,308	$23,213	$58,735

Reconciliation of Net Cash from Operating Activities to Adjusted EBITDA

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(In thousands)
Net cash provided by operating activities	$3,058	$13,448	$10,367	$62,638
Changes in working capital	7,297	1,046	9,133	(15,162)
Income tax expense (benefit) - current	(1,297)	(116)	(1,297)	380
Interest expense, net	891	3,860	2,789	10,973
Loss (gain) on sale of properties	—	(550)	—	(8,346)
Plugging and abandonment cost	495	482	847	1,044
Severance payments	381	1,464	701	1,464
Acquisition and divestiture related expenses	158	951	328	4,926
Amortization and write-off of deferred financing fees	(87)	(489)	(254)	(1,119)
Amortization of gain associated with terminated commodity derivatives	(91)	159	(168)	477
Pipeline incident loss	12	54	191	645
Exploration costs	7	(1)	18	15
Cash settlements paid (received) on terminated derivatives	—	—	350	—
Other	4	—	208	800
Adjusted EBITDA	$10,828	$20,308	$23,213	$58,735

Liquidity and Capital Resources

Overview. The divestitures reduced our ongoing capital requirements and streamlined our operating profile, which we believe positions us with greater financial flexibility. Following the payoff of the debt facility, we no longer have any outstanding borrowings.

Our ability to finance our operations, including funding capital expenditures and acquisitions, to meet our indebtedness obligations, to refinance our indebtedness or to meet our collateral requirements will depend on our ability to generate cash in the future. Our primary sources of liquidity and capital resources have historically been cash flows generated by operating activities, borrowings under our Revolving Credit Facility, equity and debt capital markets and proceeds from the sale of assets. However, future cash flows are subject to a number of variables, including the level of our oil and NGL production and the prices we receive for our oil production, and significant additional capital expenditures will be required to more fully develop our properties. We cannot assure you that operations and other needed capital will be available on acceptable terms, or at all. We anticipate funding our 2026 capital program from cash on hand and internally generated cash flow but retain the flexibility to utilize borrowings under debt facilities available to us, and/or to access the debt and equity capital markets. As we pursue reserve and production growth, we plan to monitor which capital resources, including equity and debt financings, are available to us to meet our future financial obligations, planned capital expenditure activities and liquidity requirements.

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

Capital Expenditures. Our total capital expenditures were approximately $49.7 million for the nine months ended September 30, 2026, which were primarily related to the development program at Beta.

Working Capital. Working capital is the amount by which current assets exceed current liabilities. Our working capital requirements are primarily driven by changes in accounts receivable and accounts payable, as well as the classification of our debt outstanding. These changes are impacted by changes in the prices of commodities that we buy and sell. In general, our working capital requirements increase in periods of rising commodity prices and decrease in periods of declining commodity prices. However, our working capital needs do not necessarily change at the same rate as commodity prices because both accounts receivable and accounts payable are impacted by the same commodity prices. In addition, the timing of payments received from our customers or paid to our suppliers can also cause fluctuations in working capital because we settle with most of our larger customers on a monthly basis and often near the end of the month. We expect that our future working capital requirements will be impacted by these same factors. From time-to-time, our working capital will reflect a deficit, while at other times it will reflect a surplus. This fluctuation is not unusual.

As of September 30, 2026, we had working capital (excluding commodity derivatives) of $11.7 million primarily from cash on hand of $10.0 million, accounts receivable of $22.0 million and prepaid expenses and other current assets of $23.1 million, partially offset by accrued liabilities of $20.9 million, revenues payable of $4.9 million, and accounts payable of $17.6 million.

Debt Agreement

Revolving Credit Facility. On December 31, 2025, we amended the Revolving Credit Facility with Citizens Bank, as administrative agent. As of September 30, 2026, the borrowing base under the facility was $25.0 million with elected commitments of $15.0 million. At September 30, 2026, the Company had no loans outstanding under the Revolving Credit Facility.

As of September 30, 2026, we had approximately $15.0 million of available borrowings under our Revolving Credit Facility.

As of September 30, 2026, we were in compliance with all the financial covenants (current ratio and total leverage ratio) and non-financial covenants associated with the Revolving Credit Facility.

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

Sinking Fund Payments. We have a funding requirement to fund two trust accounts to comply with supplemental regulatory bonding requirements related to our decommissioning obligations for the Beta production facilities. As of September 30, 2026, our future commitments under these agreements were $2.3 million for the remainder of 2026 and $9.0 million per year until the escrow accounts are fully funded. See Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for the nine months ended September 30, 2026 and 2025 have been derived from our Unaudited Condensed Consolidated Financial Statements. As a result of the divestiture activity in 2025, the period-to-period comparisons of these results and certain financial data may not be comparable or indicative of future results. For information regarding the individual components of our cash flow amounts, see our Unaudited Condensed Consolidated Statements of Cash Flows included under “Item 1. Financial Statements” of this quarterly report.

	For the Nine Months Ended
	September 30,
	2026	2025

	(In thousands)
Net cash provided by operating activities	$10,367	$62,638
Net cash used in investing activities	(55,770)	(56,557)
Net cash used in financing activities	(5,310)	(6,081)

Operating Activities

Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net cash provided by operating activities was $10.4 million and $62.6 million for the nine months ended September 30, 2026 and 2025, respectively.

Production volumes were approximately 6.9 MBoe/d and 18.9 MBoe/d for the nine months ended September 30, 2026 and 2025, respectively. The average realized sales price was $75.09 per Boe and $39.03 per Boe for the nine months ended September 30, 2026 and 2025, respectively.

Net cash provided by operating activities for the nine months ended September 30, 2026 included $25.9 million of cash paid on expired commodity derivative instruments compared to $10.1 million of cash received on expired commodity derivatives for the nine months ended September 30, 2025. For the nine months ended September 30, 2026, we had a net loss on commodity derivative instruments of $71.2 million compared to a net gain on commodity derivative instruments of $14.8 million for the nine months ended September 30, 2025.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026 was $55.8 million, of which $50.8 million was used for additions to oil and natural gas properties, $7.6 million for additions to restricted investments and $2.7 million for divestiture post-closing adjustment receipts.

Net cash used in investing activities for the nine months ended September 30, 2025 was $56.6 million, of which $79.3 million was used for additions to oil and natural gas properties, $0.9 million for additions to other property and equipment, and $7.7 million for additions to restricted investments, partially offset by $31.3 million of proceeds from the sale of other oil and natural gas properties.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2026 was $5.3 million, of which $2.1 million was used for shares withheld for taxes and $3.1 million used for Common Stock repurchased and retired under the share repurchase program. See Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information related to the share repurchase program.

Net cash used in financing activities for the nine months ended September 30, 2025 was $6.1 million, of which $4.0 million were for net repayments on our Revolving Credit Facility and $2.0 million was used for shares withheld for taxes.

Off–Balance Sheet Arrangements

As of September 30, 2026, we had no off–balance sheet arrangements.

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

ITEM 4.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of the Company, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer of the Company, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. As previously disclosed in Item 9A of our Annual Report on Form 10‑K for the year ended December 31, 2025, management identified a material weakness in internal control over financial reporting related to the Company’s lack of appropriate control processes and activities to sufficiently mitigate for changes in personnel with the necessary technical and accounting knowledge, experience, and training. Because of this material weakness, our disclosure controls and procedures were not effective as of September 30, 2026.

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

Notwithstanding this material weakness, our management concluded that our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in conformity with accounting principles generally accepted in the United States.

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

While some measures related to the above remediation plans have been conducted as of the date of this quarterly report, including the implementation of new disclosure controls, enhancement of existing disclosure controls, and the completion of various technical accounting and control design and operation training sessions by participants in our accounting processes, management has not completed and tested all of the planned corrective processes, enhancements, procedures and related evaluation necessary to determine whether the material weakness has been fully remediated. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the material weakness expeditiously. The material weakness will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. These remediation efforts are ongoing, and the material weakness has not yet been fully remediated as of September 30, 2026.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes our repurchase activity during the three months ended September 30, 2026:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
			Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased	Paid per Share	or Programs	Plans or Programs
				(In thousands)
Common Shares Repurchased(1)
July 1, 2026 - July 31, 2026	560	$3.96	—	n/a
August 1, 2026 - August 31, 2026(2)	184,539	$4.65	183,839	$14,149
September 1, 2026 - September 30, 2026(2)	507,186	$4.65	507,186	$11,800
(1)	Includes 1,260 shares of Common Stock withheld by the Company during the quarter ended September 30, 2026 to satisfy minimum statutory withholding obligations in connection with the vesting of employee restricted stock units. These shares were not purchased as part of the Company’s publicly announced share repurchased program described in Note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report and they do not reduce the remaining dollar value authorized under the program. Shares of Common Stock are generally net-settled by stockholders to cover the required withholding tax upon vesting. We repurchased the remaining vesting shares on the vesting date at current market price. See Note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.
(2)	On August 10, 2026, the Company announced that, on August 6, 2026, the board of directors of the Company approved a share repurchase program authorizing the repurchase of up to $15.0 million of the Company’s outstanding Common Stock, with repurchases beginning on August 11, 2026. Repurchases under the share repurchase program may be made from time to time through open market repurchases or through privately negotiated transactions subject to market conditions, applicable legal requirements, and other relevant factors. The share repurchase program is scheduled to end on December 31, 2026. Included in the number of common shares purchased is 691,025 shares that were repurchased during the quarter ended September 30, 2026, at an average price of $4.65 per share (including commission and transaction fees) for a total cost of approximately $3.2 million. The shares repurchased during the period from August 11, 2026 through August 24, 2026 were made pursuant to Rule 10b-18 under the Exchange Act and the shares repurchased during the period from August 25, 2026 through September 30, 2026 were made pursuant to a Rule 10b5-1 trading plan.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amplify Energy Corp.
(Registrant)

Date:	November 9, 2026	By:	/s/ James Frew
		Name:	James Frew
		Title:	President and Chief Financial Officer

Date:	November 9, 2026	By:	/s/ Daniel Furbee
		Name:	Daniel Furbee
		Title:	Chief Executive Officer